Form 10-Q
period 1998-06-30
ADAMS GOLF INC
filed 1998-08-06
CIK 1059763

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________

                        Commission File Number:  0-24583


                               ADAMS GOLF, INC
            (Exact name of registrant as specified in its charter)

                  DELAWARE                             75-2320087
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

        300 Delaware Avenue, Suite 548                    19801
            Wilmington, Delaware                        (Zip Code)
 (Address of principal executive offices)


                                (302) 427-5892
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [ ] Yes  [X] No

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 23,136,782 on August 6, 1998.

                     ADAMS GOLF, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS


PART I    Item 1.   FINANCIAL STATEMENTS                                   Page
                                                                           ----
                    Condensed Consolidated Balance Sheets -
                      December 31, 1997 and June 30, 1998 (unaudited)        3

                    Unaudited Condensed Consolidated Statements of
                      Operations - Three months and six months ended
                      June 30, 1997 and June 30, 1998                        4

                    Unaudited Condensed Consolidated Statements of
                      Stockholders' Equity - Six months ended
                      June 30, 1998                                          5

                    Unaudited Condensed Consolidated Statements of
                      Cash Flows - Six months ended June 30, 1997 and
                      June 30, 1998                                          6

                    Notes to Unaudited Condensed Consolidated Financial
                      Statements                                           7-8

          Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 9-14

          Item 3.   Quantitative and Qualitative Disclosures about
                      Market Risk                                          N/A

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                      N/A

          Item 2.   Changes in Securities and Use of Proceeds               15

          Item 3.   Defaults Upon Senior Securities                        N/A

          Item 4.   Submissions of Matters to a Vote of Security Holders   N/A

          Item 5.   Other Information                                      N/A

          Item 6.   Exhibits and Reports on Form 8-K                        15

                       ADAMS GOLF, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                 DECEMBER 31,       JUNE 30,
                                                     1997             1998
                                                 ------------      -----------
                                                                   (UNAUDITED)
Current assets:
  Cash and cash equivalents. . . . . . . . .     $ 1,955,563       $ 3,363,814
  Trade receivables net of allowance for
    doubtful accounts of $698,341 and
    $1,148,805 (unaudited) in 1997 and
    1998, respectively . . . . . . . . . . .       7,670,960        16,239,014
  Inventories (note 2) . . . . . . . . . . .       4,486,563         9,669,874
  Prepaid expenses . . . . . . . . . . . . .         509,350           788,783
  Deferred income tax assets . . . . . . . .         390,164           766,399
  Other current assets . . . . . . . . . . .         937,307         1,120,430
                                                 -----------       -----------

     Total current assets. . . . . . . . . .      15,949,907        31,948,314
Property and equipment, net. . . . . . . . .         603,823         3,047,938
Deferred income tax assets . . . . . . . . .         182,621           240,572
Professional services agreement (note 3) . .               -         9,956,250
Other assets, net. . . . . . . . . . . . . .         623,728           711,667
                                                 -----------       -----------

     Total assets. . . . . . . . . . . . . .     $17,360,079       $45,904,741
                                                 -----------       -----------
                                                 -----------       -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to shareholder. . . . . . . .     $         -       $   534,899
  Accounts payable . . . . . . . . . . . . .         377,622         2,614,836
  Federal income taxes payable . . . . . . .       1,020,980         2,208,894
  Accrued expenses . . . . . . . . . . . . .       7,636,157         8,735,076
                                                 -----------       -----------

     Total current liabilities . . . . . . .       9,034,759        14,093,705
                                                 -----------       -----------

Stockholders' equity:
  Common stock, $.001 par value.
    Authorized 50,000,000 shares;
    15,719,338 and 19,099,282 (unaudited)
    shares issued and outstanding at
    December 31, 1997 and June 30, 1998,
    respectively . . . . . . . . . . . . . .          15,719            19,099
  Additional paid-in capital . . . . . . . .      14,123,398        27,202,481
  Common stock subscription. . . . . . . . .               -          (147,129)
  Deferred compensation. . . . . . . . . . .               -        (1,749,127)
  Retained earnings (accumulated deficit). .      (5,813,797)        6,485,712
                                                 -----------       -----------

     Total stockholders' equity. . . . . . .       8,325,320        31,811,036
Commitments (note 4)
                                                 -----------       -----------
                                                 $17,360,079       $45,904,741
                                                 -----------       -----------
                                                 -----------       -----------


See accompanying notes to unaudited condensed consolidated financial statements.

                     ADAMS GOLF, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                                                       Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                  ----------------------------       -------------------------
                                                     1997              1998             1997           1998
                                                  ----------       -----------       ----------    -----------
Net sales. . . . . . . . . . . . . . . . . .      $3,973,795       $33,817,387       $5,448,735    $58,328,194
Cost of goods sold . . . . . . . . . . . . .       1,555,489         7,763,190        2,142,027     13,625,444
                                                  ----------       -----------       ----------    -----------

       Gross profit. . . . . . . . . . . . .       2,418,306        26,054,197        3,306,708     44,702,750
                                                  ----------       -----------       ----------    -----------

Operating expenses:
  Research and development expenses. . . . .          38,000           466,684           38,000        663,681
  Selling and royalty expenses . . . . . . .       1,867,324        11,138,531        2,286,061     17,386,730
  General and administrative expenses. . . .         509,177         3,511,763          837,905      6,376,962
  Provision for bad debts. . . . . . . . . .               -           180,000           75,767        646,213
                                                  ----------       -----------       ----------    -----------

       Total operating expenses. . . . . . .       2,414,501        15,296,978        3,237,733     25,073,586
                                                  ----------       -----------       ----------    -----------

       Operating income. . . . . . . . . . .           3,805        10,757,219           68,975     19,629,164
Other income (expense):
  Interest income. . . . . . . . . . . . . .               -            23,084            4,451         33,634
  Interest expense . . . . . . . . . . . . .          (9,791)          (34,032)         (22,881)       (43,394)
  Other. . . . . . . . . . . . . . . . . . .               -              (605)           4,350       (101,223)
                                                  ----------       -----------       ----------    -----------

       Income (loss) before income taxes . .          (5,986)       10,745,666           54,895     19,518,181

Income tax expense (benefit) . . . . . . . .          (1,531)        4,088,501           14,055      7,218,672
                                                  ----------       -----------       ----------    -----------

       Net income (loss) . . . . . . . . . .      $   (4,455)      $ 6,657,165       $   40,840    $12,299,509
                                                  ----------       -----------       ----------    -----------
                                                  ----------       -----------       ----------    -----------

Income (loss) per common share (note 5):
  Basic. . . . . . . . . . . . . . . . . . .      $      .00       $       .35       $      .00    $       .68
                                                  ----------       -----------       ----------    -----------
                                                  ----------       -----------       ----------    -----------

  Diluted. . . . . . . . . . . . . . . . . .      $      .00       $       .35       $      .00    $       .66
                                                  ----------       -----------       ----------    -----------
                                                  ----------       -----------       ----------    -----------

See accompanying notes to unaudited condensed consolidated financial statements.

                         ADAMS GOLF, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

                                                                                                     Retained
                                  Shares of               Additional      Common                     Earnings        Total
                                    Common      Common     Paid-in        Stock        Deferred    (accumulated   Stockholders'
                                    Stock       Stock      Capital     Subscription  Compensation     deficit)       Equity
                                    -----       -----      -------     ------------  ------------     --------       --------
Balance, December 31,
  1997 . . . . . . . . . . . . . 15,719,338    $ 15,719  $ 14,123,398    $       -    $         -   $(5,813,797)  $  8,325,320
Issuance of stock options. . . .          -           -     2,027,485            -     (2,027,485)            -              -
Exercise of stock options. . . .  2,479,944       2,480       927,498     (230,459)             -             -        699,519
Payment of stock subscription. .          -           -             -       83,330              -             -         83,330
Grant of stock (note 3). . . . .    900,000         900    10,124,100            -              -             -     10,125,000
Deferred compensation
  amortization . . . . . . . . .          -           -             -            -        278,358             -        278,358
Net income . . . . . . . . . . .          -           -             -            -              -    12,299,509     12,299,509
                                 ----------    --------  ------------    ----------   ------------  -----------   ------------
Balance, June 30, 1998 . . . . . 19,099,282    $ 19,099  $ 27,202,481    $(147,129)   $(1,749,127)  $ 6,485,712   $ 31,811,036
                                 ----------    --------  ------------    ----------   ------------  -----------   ------------
                                 ----------    --------  ------------    ----------   ------------  -----------   ------------

See accompanying notes to unaudited condensed consolidated financial statements.

                         ADAMS GOLF, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                           -----------------------------
                                                                1997           1998
                                                           -------------   -------------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . $     40,840    $ 12,299,509
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization of property and
      equipment and intangible assets. . . . . . . . . . .       82,358         814,522
    Loss on retirement of fixed assets . . . . . . . . . .            -         101,223
    Amortization of deferred compensation. . . . . . . . .            -         278,358
    Deferred income taxes. . . . . . . . . . . . . . . . .            -        (434,186)
    Allowance for doubtful accounts. . . . . . . . . . . .       89,967         450,464
    Changes in assets and liabilities:
      Trade receivables. . . . . . . . . . . . . . . . . .   (1,209,390)     (9,018,518)
      Inventories. . . . . . . . . . . . . . . . . . . . .     (504,770)     (5,183,311)
      Other current assets . . . . . . . . . . . . . . . .     (112,588)       (462,557)
      Other assets . . . . . . . . . . . . . . . . . . . .      (24,914)        244,246
      Accounts payable . . . . . . . . . . . . . . . . . .      238,672       2,237,214
      Federal income taxes payable . . . . . . . . . . . .       14,055       1,187,914
      Accrued expenses . . . . . . . . . . . . . . . . . .    1,357,899       1,098,919
                                                           ------------    ------------
          Net cash provided by (used in) operating
            activities . . . . . . . . . . . . . . . . . .      (27,871)      3,613,797
                                                           ------------    ------------
Cash flows from investing activities-purchase of
  equipment. . . . . . . . . . . . . . . . . . . . . . . .     (180,377)     (3,008,255)
                                                           ------------    ------------
Cash flows from financing activities:
  Initial public offering costs. . . . . . . . . . . . . .            -        (515,039)
  Proceeds from notes payable and line of credit . . . . .      250,000       7,135,041
  Repayment of line of credit borrowings . . . . . . . . .            -      (6,000,000)
  Repayment of notes payable . . . . . . . . . . . . . . .      (30,406)       (600,142)
  Issuance of common stock . . . . . . . . . . . . . . . .            -         782,849
                                                           ------------    ------------
          Net cash provided by financing activities. . . .      219,594         802,709
                                                           ------------    ------------
Net increase in cash and cash equivalents. . . . . . . . .       11,346       1,408,251
Cash and cash equivalents at beginning of period . . . . .      854,543       1,955,563
                                                           ------------    ------------
Cash and cash equivalents at end of period . . . . . . . . $    865,889    $  3,363,814
                                                           ------------    ------------
Supplemental disclosure of cash flow information:
  Interest paid. . . . . . . . . . . . . . . . . . . . . . $     22,881    $     27,732
                                                           ------------    ------------
                                                           ------------    ------------
  Income taxes paid. . . . . . . . . . . . . . . . . . . . $          -    $  6,508,932
                                                           ------------    ------------
                                                           ------------    ------------
Supplemental disclosure of non-cash financing activity-
  stock issued for professional services agreement
  (note 3) . . . . . . . . . . . . . . . . . . . . . . . . $          -    $ 10,125,000
                                                           ------------    ------------
                                                           ------------    ------------

See accompanying notes to unaudited condensed consolidated financial statements.

                         ADAMS GOLF, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Adams Golf, Inc. (the "Company") for the three and six month periods ended June 30, 1997 and 1998 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, founded in 1987, designs, manufactures, markets, and distributes golf clubs and provides custom golf club fitting technology. The Company's primary products are fairway woods that are marketed under the trademark Tight Lies-Registered Trademark-.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's registration statement (the "S-1") dated July 9, 1998.

2.   INVENTORIES

Inventories consist of the following:

                              DECEMBER 31,     JUNE 30,
                                  1997           1998
                              ------------   ------------
                                              (UNAUDITED)
          Finished goods      $  2,063,803   $  3,906,505
          Component parts        2,422,760      5,763,369
                              ------------   ------------
                              $  4,486,563   $  9,669,874
                              ------------   ------------
                              ------------   ------------

3.   PROFESSIONAL SERVICES AGREEMENT

The professional services agreement consists of a contract entered into by the Company and Nicholas A. Faldo (Faldo), a professional golfer, which provides for Faldo's endorsement and use of Adams products, as well as the design, development and testing of new technologies and products. As consideration for such services, Faldo received 900,000 shares of the Company's common stock, which were valued at the fair market value of the stock ($11.25 per share) as of May 1, 1998, the effective date of the agreement. The value of the stock will be amortized over ten years, which represents the estimated period benefited by the agreement.

4.   COMMITMENTS

The Company had outstanding commitments (denominated in U.S. dollars) on letters of credit of $3,056,920 at June 30, 1998 for the purchase of inventory from foreign vendors.

5.   INCOME (Loss) PER SHARE

The weighted average common shares used for determining basic income (loss) per common share were 11,873,234 and 18,802,579 for the three months ended June 30, 1997 and 1998, respectively, and 11,873,234 and 18,218,730 for the six months ended June 30, 1997 and 1998, respectively. The effect of dilutive stock options added 235,668 shares and 445,557 shares for the three and six months ended June 30, 1998, respectively, for the computation of diluted income (loss) per common share. Stock options outstanding for the three and six months ended June 30, 1997 were not considered in the computation of net income (loss) per common share because their effect is immaterial or antidilutive.

6.   NEW ACCOUNTING PRONOUNCEMENTS

The Company is assessing the reporting and disclosure requirements of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The statement is effective for financial statements for periods beginning after December 15, 1997, but is not required for interim financial statements in the initial year of its application. The Company will adopt the provisions of SFAS No. 131 in its December 31, 1998 consolidated financial statements.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), REPORTING OF THE COSTS OF START-UP ACTIVITIES which is effective for financial statements issued for periods beginning after December 15, 1998. The Company believes SOP 98-5 will not have a material impact on its financial statements or accounting policies.
The Company will adopt the provisions of SOP 98-5 in the first quarter of 1999.

The Company is also assessing the reporting and disclosure requirements of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for financial statements for fiscal years beginning after June 15, 1999. The Company believes SFAS No. 133 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SFAS No. 133 in the first quarter of 2000.

7.   SUBSEQUENT EVENT

The Company completed the sale of 4,000,000 shares of common stock through an initial public offering (the "Offering") on July 15, 1998. The offering resulted in net proceeds to the Company of approximately $58.3 million after deducting offering expenses, discounts and commissions. On July 20, 1998, the Company completed the sale of an additional 37,500 shares of common stock in connection with the underwriters' exercise of their option to cover over-allotments, resulting in net proceeds of $0.6 million. In connection with the initial public offering, the Company had incurred costs of $515,039 through June 30, 1998 which are included in other assets in the accompanying condensed consolidated balance sheet and will be reclassified as a reduction of the proceeds of the stock offering to be recorded in the Company's third quarter.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is management's representation of the financial position as of June 30, 1998 and the results of operations of the Company for the three months and six months ended June 30, 1997 and 1998. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's consolidated financial statements and notes thereto included in the S-1.

OVERVIEW

The Company designs, manufactures and markets premium quality, technologically innovative golf clubs. Founded in 1987, the Company operated initially as a components supplier and contract manufacturer. Thereafter, the Company established its custom fitting operation which currently services a network of over 100 certified custom fitting accounts. In the fall of 1995, the Company introduced the original Tight Lies-Registered Trademark- fairway wood and, in December 1996, the Company extended the Tight Lies-Registered Trademark- line to include the Tight Lies-Registered Trademark- Strong 3, Strong 5 and Strong 7, with the Tight Lies-Registered Trademark- Strong 9 being introduced in January 1998. Sales of the Tight Lies-Registered Trademark- line of products increased significantly subsequent to the second quarter of 1997 when the Company launched an infomercial relating to the original Tight Lies-Registered Trademark- fairway wood. The Company's net sales are primarily derived from sales to on- and off-course golf shops and selected sporting goods retailers and, to a much lesser extent, direct sales to consumers, international distributors and the Company's custom fitting accounts.

The Company does not currently manufacture the components required to assemble its golf clubs, relying instead on various component suppliers. Costs of the Company's Tight Lies-Registered Trademark- fairway woods consist primarily of component parts, including the head, shaft and grip. To a lesser extent, the Company's cost of goods sold includes labor and occupancy costs in connection with the inspection, testing and assembly of component parts at its facility in Plano, Texas.

RESULTS OF OPERATIONS

The following table sets forth operating results expressed as a percentage of net sales for the periods indicated. All information is derived from the accompanying unaudited condensed consolidated financial statements. Results for any one or more periods are not necessarily indicative of annual results or continuing trends. See "Seasonality and Quarterly Fluctuations" below.

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30,             JUNE 30,
                                        ------------------   ----------------
                                          1997      1998       1997     1998
                                          ----      ----       ----     ----
Net sales                                100.0%    100.0%     100.0%   100.0%
Cost of goods sold                        39.1      23.0       39.3     23.4
                                         -----     -----      -----    -----
    Gross profit                          60.9      77.0       60.7     76.6
Operating expenses                        60.8      45.2       59.4     42.9
                                         -----     -----      -----    -----
    Operating income                       0.1      31.8        1.3     33.7
Interest expense                           0.2       0.1        0.4      0.1
Other income (expense)                       -       0.1        0.2     (0.1)
                                         -----     -----      -----    -----
    Income (loss) before income taxes     (0.1)     31.8        1.1     33.5
Income tax expense                           -      12.1        0.3     12.4
                                         -----     -----      -----    -----
Net income (loss)                         (0.1)     19.7        0.8     21.1
                                         -----     -----      -----    -----
                                         -----     -----      -----    -----

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net sales increased to $33.8 million for the three months ended June 30, 1998 from $4.0 million for the comparable period of 1997, primarily due to the continued market acceptance of the Company's Tight Lies-Registered Trademark-line of fairway woods, and, to a lesser extent, a price increase effective January 1, 1998. Net sales of the Tight Lies-Registered Trademark- line of fairway woods increased to $32.8 million from $3.3 million for the comparable period of 1997, and increased as a percentage of net sales to 96.9% from 83.8%, respectively. Sales of the Tight Lies-Registered Trademark- fairway woods increased subsequent to the Company's introduction of an infomercial marketing its original Tight Lies-Registered Trademark- fairway wood in the second quarter of 1997. Net sales of other product lines for the three months ended June 30, 1998 increased to $1.0 million from $0.7 million for the comparable period of 1997, but decreased as a percentage of net sales to 3.1% from 16.2%, respectively. Net sales of the Company's products outside the U.S. increased to $4.1 million for the three months ended June 30, 1998 from $0.2 million for the three months ended June 30, 1997, and increased as a percentage of net sales to 12.2% from 6.1%, respectively. The increase in international sales was due to increased market acceptance of the Tight Lies-Registered Trademark- fairway woods and expanded international marketing efforts beginning in the last half of 1997.

Cost of goods sold increased to $7.8 million for the three months ended June 30, 1998 from $1.6 million for the comparable period of 1997, but decreased as a percentage of net sales to 23.0% from 39.1%, respectively, primarily due to an increased percentage of net sales attributable to the higher margin Tight Lies-Registered Trademark- fairway woods and the inherent cost savings associated with buying components in large volumes and assembling them on a substantially increased scale.

Operating expenses are composed primarily of selling and royalty expenses, general and administrative expenses, and to a lesser extent, research and development expenses. Selling and royalty expenses increased to $11.1 million for the three months ended June 30, 1998 from $1.9 million for the comparable period of 1997 as a result of hiring additional employees, incurring increased levels of services provided by independent contractors and increased marketing and advertising efforts. Selling and royalty expenses decreased as a percent of net sales to 32.9% from 47.0% respectively, primarily due to the economies of scale of providing advertising for a substantially higher volume of sales. General and administrative expenses, including provisions for bad debts, increased to $3.7 million for the three months ended June 30, 1998 from $0.5 million for the comparable period ended June 30, 1997, primarily as a result of hiring additional employees and incurring higher occupancy costs. As a percent of sales, general and administrative expenses decreased to 10.9% for the three months ended June 30, 1998 from 12.8% for the comparable period in 1997 primarily due to the fixed nature of many of the general and administrative expenses when compared to the increased volume of net sales. Research and development expenses for the three months ended June 30, 1998 increased to $467,000 from $38,000 for the same period in 1997, and increased as a percent of net sales to 1.4% from 1.0%, primarily due to increased salaries, consulting, and tooling expenses associated with the development of new products.

Operating income increased to $10.8 million for the three months ended June 30, 1998 from $4,000 for the comparable period of 1997, and increased as a percentage of net sales to 31.8% from 0.1%, respectively.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net sales increased to $58.3 million for the six months ended June 30, 1998 from $5.4 million for the comparable period of 1997, primarily due to the continued market acceptance of the Company's Tight Lies-Registered Trademark- line of fairway woods, and, to a lesser extent, a price increase effective January 1, 1998. Net sales of the Tight Lies-Registered Trademark- line of fairway woods increased to $56.6 million from $4.5 million for the comparable period of 1997, and increased as a percentage of net sales to 97.0% from 81.7%, respectively. Sales of the Tight Lies-Registered Trademark- fairway woods increased subsequent to the Company's introduction of an infomercial marketing its original Tight Lies-Registered Trademark- fairway wood in the second quarter of 1997. Net sales of other product lines for the six months ended June 30, 1998 increased to $1.7 million from $0.9 million for the comparable period of 1997, but decreased as a percentage of net sales to 3.0% from 18.3%, respectively. Net sales of the Company's products outside the U.S. increased to $5.5 million for the six months ended June 30, 1998 from $0.4 million for the six months ended June 30, 1997, and increased as a percentage of net sales to 9.5% from 7.4%, respectively. The increase in international sales was due to increased market acceptance of the Tight Lies-Registered Trademark- fairway woods and expanded international marketing efforts beginning in the last half of 1997.

Cost of goods sold increased to $13.6 million for the six months ended June 30, 1998 from $2.1 million for the comparable period of 1997, but decreased as a percentage of net sales to 23.4% from 39.3%, respectively, primarily due to an increased percentage of net sales attributable to the higher margin Tight Lies-Registered Trademark- fairway woods and the inherent cost savings associated with buying components in large volumes and assembling them on a substantially increased scale.

Operating expenses are composed primarily of selling and royalty expenses, general and administrative expenses, and to a lesser extent, research and development expenses. Selling and royalty expenses increased to $17.4 million for the six months ended June 30, 1998 from $2.3 million for the comparable period in 1997 as a result of hiring additional employees, incurring increased levels of services provided by independent contractors and increased marketing and advertising efforts. Selling and royalty expenses decreased as a percent of net sales to 29.8% from 42.0% respectively, primarily due to the economies of scale of providing advertising for a substantially higher volume of sales. General and administrative expenses, including provisions for bad debts, increased to $7.0 million for the six months ended June 30, 1998 from $0.9 million for the comparable period ended June 30, 1997, primarily as a result of hiring additional employees and incurring higher occupancy costs. As a percent of sales, general and administrative expenses decreased to 12.0% for the six months ended June 30, 1998 from 16.8% for the comparable period in 1997 primarily due to the fixed nature of many of the general and administrative expenses when compared to the increased volume of net sales. Research and development expenses for the six months ended June 30, 1998 increased to $664,000 from $38,000 for the comparable period in 1997, and increased as a percent of net sales to 1.1% from 0.7%, primarily due to increased salaries, consulting, and tooling expenses associated with the development of new products.

Operating income increased to $19.6 million for the six months ended June 30, 1998 from $69,000 for the comparable period of 1997, and increased as a percentage of net sales to 33.7% from 1.3% respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $3.4 million at June 30, 1998 from $2.0 million at December 31, 1997, primarily as a result of $3.6 million provided by cash flows from operations, $0.8 million provided from the issuance of Common Stock, less $3.0 million used to purchase equipment. The increase in cash flows provided by operations was primarily a result of increased net income, and, to a lesser extent, an increase in payables and accrued expenses of $4.5 million for the six months ended June 30, 1998. The increase in payables and accrued expenses were primarily due to purchases of advertising media during the golf season, increased income taxes, system development software and consulting services, and accrued compensation incentives. Primary uses of operating cash flows were increases in receivables and inventory of $8.6 million and $5.2 million, respectively for the six months ended June 30, 1998. The increases in receivables and inventory are primarily the result of continued sales growth.

Cash used in investing activities of $3.0 million for the six months ended June 30, 1998, is primarily related to purchases of computer equipment and software, telephone systems, and furniture and fixtures. The Company anticipates making capital expenditures in the ordinary course of business of approximately $4.0 million in the balance of 1998, which includes implementing a customer management information system and an enterprise resource planning system.

Working capital totaled $17.9 million at June 30, 1998 compared to $6.9 million at December 31, 1997.

The Company has a $10.0 million revolving credit facility, which expires on December 31, 1998. At June 30, 1998, the Company had no outstanding borrowings under this facility. Borrowings under the Company's revolving credit facility agreement are at interest rates based on the lending bank's general refinance rate of interest or certain LIBOR rates of interest. Obligations under the revolving credit facility loan agreement are collateralized by substantially all of the accounts receivable, inventory and equipment of the Company. During the first quarter of 1998, the Company borrowed approximately $1.1 million in the form of a note payable to the Company's founder, Chief Executive Officer and President to be used for working capital purposes. The remaining principal amount of the note ($534,899 at June 30, 1998) is payable in two installments on December 15, 1998 and April 14, 1999 at an interest rate of 5.39%.

The Company is not aware of any event or trend which would potentially affect its liquidity. In the event such a trend would develop, the Company believes that the cash flow from operations, the net proceeds of the Offering (approximately $58.8 million) and the Company's $10.0 million credit facility would be sufficient to meet operating needs and capital expenditures for at least the next 12 months.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Golf generally is regarded as a warm weather sport and sales of golf equipment historically have been strongest during the second and third quarters, with the weakest sales occurring during the fourth quarter. In addition, sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions. A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's future results of operations could be affected by a number of other factors, such as unseasonal weather patterns; demand for and market acceptance of the Company's existing and future products; new product introductions by the Company's competitors; competitive pressures resulting in lower than expected average selling prices; and the volume of orders that are received and that can be fulfilled in a quarter. Any one or more of these factors could result in the Company failing to achieve its expectations as to future sales or net income.

YEAR 2000 COMPLIANCE

Many existing computer systems and applications and other control devices use only two digits to identify a year in the date field without considering the impact of the upcoming change in the century. As a result, as year 2000 approaches, computer systems and applications used by many companies may need to be upgraded to comply with Year 2000 requirements ("Year 2000"). The Company relies on its systems in operating and monitoring many significant aspects of its business, including financial systems (such as general ledger, accounts payable, accounts receivable, inventory and order management), customer services, infrastructure and network and telecommunications equipment. The Company also relies directly and indirectly on the systems of external business enterprises such as customers, suppliers, creditors, financial organizations and domestic and international governments. The Company currently estimates that its costs associated with Year 2000 compliance, including any costs associated with the consequences of incomplete or untimely resolution of Year 2000 compliance issues, will not have a material adverse effect on the Company's business, financial condition or results of operations. However, the Company has not exhaustively investigated and does not believe it has fully identified the impact of Year 2000 compliance and has not concluded that it can resolve any issues that may arise in complying with Year 2000 without disruption of its business or without incurring significant expense. In addition, even if the Company's internal systems are not materially affected by Year 2000 compliance issues, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "expect" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, product development; product introductions; market demand and acceptance of products; the impact of changing economic conditions; business conditions in the golf industry; reliance on third parties including suppliers; the impact of market peers and their products; the actions of competitors, including pricing; risks concerning future technology; and one time events and other factors detailed in the Company's prospectus and other Securities and Exchange Commission filings. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein. The Company does not intend to update these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds.

         (1) On July 9, 1998 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-51715).

         (2)  The Offering date was July 10, 1998.

         (3)  Not applicable.

         (4)  (i)    The Offering has terminated and all of the securities
                     registered have been sold.

              (ii) Managing Underwriters: Lehman Brothers, NationsBanc Securities LLC and Ferris, Baker Watts, Incorporated

              (iii) Title of Class of Securities Registered: Common Stock, par value $0.001 per share.

              (iv)

                                                                        SELLING
                                                        ISSUER       SHAREHOLDERS
                                                        ------       ------------
                     Amount registered (shares)........   4,037,500     2,862,500
                     Aggregate price of the offering
                       amount registered............... $64,600,000   $45,800,000

                     Amount sold (shares)..............   4,037,500     2,862,500

                     Aggregate offering price of the
                       amount sold to date............. $64,600,000   $45,800,000

              (v)    Estimate of Expenses:

                     Underwriters' discounts and commissions          $ 7,728,000
                     Less: Underwriters' discounts and commissions
                       paid by selling shareholders                    (3,206,000)
                     All other expenses (estimated)                     1,250,000
                                                                      -----------
                     Total expenses paid by issuer                    $ 5,772,000
                                                                      -----------
                                                                      -----------

                     All of the total expenses paid by issuer of $5,772,000, were comprised of direct or indirect payments to others.

              (vi)   Net Offering Proceeds: $58,828,000 to issuer.

              (vii) Use of Net Offering Proceeds: Pending final application of the net proceeds of the Offering, the Company has invested such proceeds primarily in interest bearing marketable securities.

              (viii) Material Change in the Use of Proceeds: Not applicable.

ITEM 6(a).     EXHIBITS

SEE EXHIBITS INDEX AT PAGE 17.

ITEM 6(b).     REPORTS ON FORM 8-K

None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereonto duly authorized.

Date: August 6, 1998                   By: /s/ B. H. (Barney) Adams
                                          -------------------------------------
                                          B. H. (Barney) Adams, Chairman of
                                          the Board, Chief Executive Officer
                                          and President


Date: August 6, 1998                   By: /s/ Darl P. Hatfield
                                          -------------------------------------
                                          Darl P. Hatfield, Senior Vice
                                          President-Finance and Administration
                                          and Chief Financial Officer

                                   EXHIBIT INDEX


Exhibit        Description                             Location
-------        -----------                             --------
Exhibit 3.1    Amended and Restated Certificate of     Incorporated by reference to Form S-1
               Incorporation                           (Exhibit 3.1)
Exhibit 3.2    Amended and Restated By-laws            Incorporated by reference to Form S-1
                                                       (Exhibit 3.2)
Exhibit 4.1    1998 Stock Incentive Plan of the        Incorporated by reference to Form S-1
               Company dated February 26, 1998         (Exhibit 4.1)
Exhibit 4.2    1996 Stock Option Plan dated            Incorporated by reference to Form S-1
               April 10, 1998                          (Exhibit 4.2)
Exhibit 4.3    Registration Rights Agreement dated     Incorporated by reference to Form S-1
               April 30, 1998, among the Company       (Exhibit 4.3)
               and certain stockholders of the
               Company
Exhibit 4.4    Adams Golf, Ltd. 401(k) Retirement      Incorporated by reference to Form S-1
               Plan                                    (Exhibit 4.4)
Exhibit 10.1   Agreement between the Registrant and    Incorporated by reference to Form S-1
               Nick Faldo, dated April 22, 1998        (Exhibit 10.1)
Exhibit 10.2   Revolving credit agreement dated        Incorporated by reference to Form S-1
               February 27, 1998, between Adams        (Exhibit 10.2)
               Golf Direct Response, Ltd., Adams
               Golf, Ltd. And NationsBank of
               Texas N.A.
Exhibit 10.3   Commercial lease agreement dated        Incorporated by reference to Form S-1
               December 5, 1997, between               (Exhibit 10.3)
               Jackson-Shaw Technology Center II,
               Ltd. and the Company
Exhibit 10.4   Commercial lease agreement dated        Incorporated by reference to Form S-1
               April 6, 1998, between Jackson-Shaw     (Exhibit 10.4)
               Technology Center II, Ltd. and the
               Company
Exhibit 10.5   Letter agreement dated April 13,        Incorporated by reference to Form S-1
               1998, between the Company and           (Exhibit 10.5)
               Darl P. Hatfield
Exhibit 11.1   Computation of Per Share Earnings       Included in this filing
Exhibit 27.1   Financial Data Schedule                 Included in this filing