Form 10-Q
period 1998-09-30
ADAMS GOLF INC
filed 1998-11-12
CIK 1059763

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                        Commission File Number:  0-24583


                               ADAMS GOLF, INC
            (Exact name of registrant as specified in its charter)

           DELAWARE                                           75-2320087
 (State or other jurisdiction                             (I.R.S. Employer or
of incorporation organization)                            Identification No.)

300 Delaware Avenue, Suite 548, Wilmington, Delaware             19801
      (Address of principal executive offices)                 (Zip Code)


                                (302) 427-5892
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [X] Yes  [ ] No

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,479,282 on November 10, 1998.

                       ADAMS GOLF, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I    Item 1.   FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets -
                         December 31, 1997 and September 30, 1998 (unaudited)           3

                    Unaudited Condensed Consolidated Statements of Operations -
                         Three months and nine months ended September 30, 1997
                         and September 30, 1998                                         4

                    Unaudited Condensed Consolidated Statements of Stockholders'
                         Equity - Nine months ended September 30, 1998                  5

                    Unaudited Condensed Consolidated Statements of Cash Flows -
                         Nine months ended September 30, 1997 and September 30, 1998    6

                    Notes to Unaudited Condensed Consolidated Financial
                         Statements                                                    7-8

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                9-14

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk         N/A

PART II        OTHER INFORMATION

          Item 1.   Legal Proceedings                                                   15

          Item 2.   Changes in Securities and Use of Proceeds                           15

          Item 3.   Defaults Upon Senior Securities                                    N/A

          Item 4.   Submissions of Matters to a Vote of Security Holders               N/A

          Item 5.   Other Information                                                  N/A

          Item 6.   Exhibits and Reports on Form 8-K                                    15

                         ADAMS GOLF, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                ASSETS
                                                    DECEMBER 31,     SEPTEMBER 30,
                                                       1997              1998
                                                    ------------     -------------
                                                                       (UNAUDITED)

Current assets:
   Cash and cash equivalents . . . . . . . . . . .      $  1,956         $  29,196
   Marketable securities (note 3). . . . . . . . .           -               8,120
   Trade receivables, net of allowance for
      doubtful accounts of  $698 and $1,444
      (unaudited) in 1997 and 1998, respectively .         7,671            12,899
   Inventories (note 4). . . . . . . . . . . . . .         4,487            10,879
   Prepaid expenses. . . . . . . . . . . . . . . .           509             1,074
   Income tax receivable . . . . . . . . . . . . .           -               1,431
   Deferred income tax assets. . . . . . . . . . .           390               866
   Other current assets. . . . . . . . . . . . . .           937               908
                                                         -------          --------

      Total current assets . . . . . . . . . . . .        15,950            65,373
Property and equipment, net. . . . . . . . . . . .           604             3,524
Marketable securities (note 3) . . . . . . . . . .           -              26,263
Deferred income tax assets . . . . . . . . . . . .           183               -
Professional services agreement (note 5) . . . . .           -               9,703
Other assets, net. . . . . . . . . . . . . . . . .           623             1,800
                                                         -------          --------

                                                         $17,360          $106,663
                                                         -------          --------
                                                         -------          --------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable to shareholder . . . . . . . . . .       $   -            $    535
   Accounts payable. . . . . . . . . . . . . . . .           378               438
   Federal income taxes payable. . . . . . . . . .         1,021               -
   Accrued expenses. . . . . . . . . . . . . . . .         7,636             7,000
                                                         -------          --------

      Total current liabilities. . . . . . . . . .         9,035             7,973

Deferred income tax liabilities. . . . . . . . . .           -               3,182
                                                         -------          --------

      Total liabilities. . . . . . . . . . . . . .         9,035            11,155
                                                         -------          --------

Stockholders' equity:
   Common stock, $.001 par value. Authorized
      50,000,000 shares; 15,719,338 and 23,136,782
      (unaudited) shares issued and outstanding at
      December 31, 1997 and September 30, 1998,
      respectively . . . . . . . . . . . . . . . .            16                23
   Additional paid-in capital. . . . . . . . . . .        14,123            85,891
   Common stock subscription . . . . . . . . . . .           -                 (22)
   Deferred compensation . . . . . . . . . . . . .           -              (1,303)
   Accumulated other comprehensive income. . . . .           -                  87
   Retained earnings (accumulated deficit) . . . .        (5,814)           10,832
                                                         -------          --------

      Total stockholders' equity . . . . . . . . .         8,325            95,508
Commitments (note 6)
                                                         $17,360          $106,663
                                                         -------          --------
                                                         -------          --------


See accompanying notes to unaudited condensed consolidated financial statements.

                          ADAMS GOLF, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     (UNAUDITED)

                                                           Three Months Ended         Nine Months Ended
                                                              September 30,              September 30,
                                                        ------------------------   ------------------------
                                                           1997          1998          1997          1998
                                                           ----          ----          ----          ----
Net sales. . . . . . . . . . . . . . . . . .             $14,236       $22,987       $19,685       $81,315
Cost of goods sold . . . . . . . . . . . . .               3,603         6,001         5,745        19,626
                                                         -------       -------       -------       -------

        Gross profit . . . . . . . . . . . .              10,633        16,986        13,940        61,689
                                                         -------       -------       -------       -------

Operating expenses:
   Research and development expenses . . . .                 260           454           298         1,118
   Selling and royalty expenses. . . . . . .               5,568         7,296         7,854        24,683
   General and administrative expenses . . .                 376         2,443         1,214         8,820
   Provision for bad debts . . . . . . . . .                 217           568           293         1,214
                                                         -------       -------       -------       -------

        Total operating expenses . . . . . .               6,421        10,761         9,659        35,835
                                                         -------       -------       -------       -------

        Operating income . . . . . . . . . .               4,212         6,225         4,281        25,854

Other:
   Interest income . . . . . . . . . . . . .                 -             668             2           702
   Interest expense. . . . . . . . . . . . .                 (27)          (15)          (48)          (58)
   Other income (expense). . . . . . . . . .                  39            (2)           44          (104)
                                                         -------       -------       -------       -------

        Income before income taxes . . . . .               4,224         6,876         4,279        26,394

Income tax expense . . . . . . . . . . . . .               1,080         2,530         1,094         9,748
                                                         -------       -------       -------       -------

        Net income . . . . . . . . . . . . .             $ 3,144       $ 4,346       $ 3,185       $16,646
                                                         -------       -------       -------       -------
                                                         -------       -------       -------       -------


Income per common share (note 7):
   Basic . . . . . . . . . . . . . . . . . .             $  0.26       $  0.19       $  0.27       $  0.84
                                                         -------       -------       -------       -------
                                                         -------       -------       -------       -------

   Diluted . . . . . . . . . . . . . . . . .             $  0.26       $  0.19       $  0.27       $  0.83
                                                         -------       -------       -------       -------
                                                         -------       -------       -------       -------


See accompanying notes to unaudited condensed consolidated financial statements.

                  ADAMS GOLF, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                  NINE MONTHS ENDED SEPTEMBER 30, 1998
                               (UNAUDITED)

                                    SHARES OF            ADDITIONAL     COMMON                   ACCUMULATED OTHER
                                      COMMON     COMMON   PAID-IN       STOCK         DEFERRED     COMPREHENSIVE
                                      STOCK      STOCK    CAPITAL    SUBSCRIPTION   COMPENSATION       INCOME
                                      -----      -----    -------    ------------   ------------       ------
 Balance, December 31,
    1997 . . . . . . . . . . . . .  15,719,338   $  16    $ 14,123      $  -         $    -             $-
Issuance of common stock . . . . .   4,037,500       4      58,824         -              -              -
Issuance of stock options. . . . .        -        -         2,027         -           (2,027)           -
Stock option forfeiture. . . . . .        -        -          (135)        -              135            -
Exercise of stock options. . . . .   2,479,944       2         928       (230)            -              -
Payment of stock subscription. . .        -        -           -          208             -              -
Grant of stock (note 5). . . . . .     900,000       1      10,124         -              -              -
Deferred compensation
 amortization. . . . . . . . . . .        -        -           -           -              589            -
Comprehensive income:
 Net income. . . . . . . . . . . .        -        -           -           -              -              -
 Other comprehensive
 income, net of tax -
 unrealized gains on
 marketable securities . . . . . .        -        -           -           -              -               87

Comprehensive income . . . . . . .        -        -           -           -              -              -
                                    ----------   -----    --------      -----        --------       --------
Balance, September 30, 1998. . . .  23,136,782   $  23    $ 85,891      $(22)        $ (1,303)          $ 87
                                    ----------   -----    --------      -----        --------       --------
                                    ----------   -----    --------      -----        --------       --------


                                     RETAINED EARNINGS                        TOTAL
                                       (ACCUMULATED       COMPREHENSIVE    STOCKHOLDERS'
                                          DEFICIT)            INCOME          EQUITY
                                          --------            ------          -----
 Balance, December 31,
    1997 . . . . . . . . . . . . .      $ (5,814)            $   -          $  8,325
Issuance of common stock . . . . .           -                   -            58,828
Issuance of stock options. . . . .           -                   -               -
Stock option forfeiture. . . . . .           -                   -               -
Exercise of stock options. . . . .           -                   -               700
Payment of stock subscription. . .           -                   -               208
Grant of stock (note 5). . . . . .           -                   -            10,125
Deferred compensation
 amortization. . . . . . . . . . .           -                   -               589
Comprehensive income:
 Net income. . . . . . . . . . . .        16,646              16,646          16,646
 Other comprehensive
 income, net of tax -
 unrealized gains on
 marketable securities . . . . . .           -                    87              87
                                                             -------
Comprehensive income . . . . . . .           -               $16,733             -
                                                             -------
                                                             -------
                                        --------                            --------
Balance, September 30, 1998. . . .      $ 10,832                            $ 95,508
                                        --------                            --------
                                        --------                            --------

See accompanying notes to unaudited condensed consolidated financial statements.

                          ADAMS GOLF, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                    (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       ----------------------
                                                          1997          1998
                                                       --------       -------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . .  $  3,185       $16,646
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization of property and
      equipment and intangible assets . . . . . . . .       164         1,495
    Loss on retirement of fixed assets. . . . . . . .       -             101
    Amortization of deferred compensation . . . . . .       -             589
    Deferred income taxes . . . . . . . . . . . . . .       -           2,889
    Allowance for doubtful accounts . . . . . . . . .       446           746
    Changes in assets and liabilities:
      Trade receivables . . . . . . . . . . . . . . .    (6,648)       (5,974)
      Inventories . . . . . . . . . . . . . . . . . .    (2,016)       (6,392)
      Prepaid expenses  . . . . . . . . . . . . . . .      (381)         (565)
      Income tax receivable . . . . . . . . . . . . .       -          (1,431)
      Other current assets. . . . . . . . . . . . . .      (103)           29
      Other assets. . . . . . . . . . . . . . . . . .        53        (1,394)
      Accounts payable. . . . . . . . . . . . . . . .       698            60
      Federal income taxes payable. . . . . . . . . .       875        (1,021)
      Other current liabilities . . . . . . . . . . .     2,016           -
      Accrued expenses. . . . . . . . . . . . . . . .       985          (636)
                                                       --------       -------
        Net cash provided by (used in) operating
            activities. . . . . . . . . . . . . . . .      (726)        5,142
                                                       --------       -------
Cash flows from investing activities:
  Purchases of marketable securities. . . . . . . . .       -         (34,251)
  Purchase of equipment . . . . . . . . . . . . . . .      (382)       (3,922)
                                                       --------       -------
        Net cash used in investing activities . . . .      (382)      (38,173)
                                                       --------       -------
Cash flows from financing activities:
  Proceeds from initial public offering . . . . . . .       -          60,078
  Initial public offering costs . . . . . . . . . . .       -          (1,250)
  Proceeds from notes payable and line of credit. . .       250         7,135
  Repayment of line of credit borrowings. . . . . . .       (30)       (6,000)
  Repayment of notes payable. . . . . . . . . . . . .      (450)         (600)
  Issuance of common stock. . . . . . . . . . . . . .     1,000           908
                                                       --------       -------
        Net cash provided by financing activities . .       770        60,271
                                                       --------       -------
Net increase (decrease) in cash and cash
  equivalents . . . . . . . . . . . . . . . . . . . .      (338)       27,240
Cash and cash equivalents at beginning of period. . .       855         1,956
                                                       --------       -------
Cash and cash equivalents at end of period. . . . . .  $    517       $29,196
                                                       --------       -------
                                                       --------       -------
Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . . .  $     48         $  34
                                                       --------       -------
                                                       --------       -------
  Income taxes paid . . . . . . . . . . . . . . . . .  $    -         $11,916
                                                       --------       -------
                                                       --------       -------
Supplemental disclosure of non-cash investing
    activity - change in unrealized holding
    gains and losses on investment securities
    available for sale, net of taxes. . . . . . . . .  $    -         $    87
                                                       --------       -------
                                                       --------       -------
Supplemental disclosure of non-cash financing
  activity:
  Stock issued for professional services
    agreement (note 5). . . . . . . . . . . . . . . .  $    -         $10,125
                                                       --------       -------
                                                       --------       -------
  Exchange of debt for common stock . . . . . . . . .  $    450       $   -
                                                       --------       -------
                                                       --------       -------

See accompanying notes to unaudited condensed consolidated financial statements.

                      ADAMS GOLF, INC. AND SUBSIDIARIES

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Adams Golf, Inc. (the "Company") for the three and nine month periods ended September 30, 1997 and 1998 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's registration statement on Form S-1 (the "S-1") declared effective by the SEC on July 9, 1998.

The Company, founded in 1987, designs, manufactures, markets, and distributes premium quality, technologically innovative golf clubs and provides custom golf club fitting technology. The Company's primary products are fairway woods that are marketed under the trademark Tight Lies-Registered Trademark-.

2.   INITIAL PUBLIC OFFERING

The Company completed the sale of 4,000,000 shares of common stock through an initial public offering (the "Offering") on July 15, 1998. The Offering resulted in net proceeds to the Company of approximately $58.3 million after deducting offering expenses, discounts and commissions. On July 20, 1998, the Company completed the sale of an additional 37,500 shares of common stock in connection with the underwriters' exercise of their option to cover over-allotments, resulting in net proceeds of $0.5 million.

3.   MARKETABLE SECURITIES

Marketable securities, consisting of commercial paper, governmental and corporate bonds and other high quality debt securities, are managed under agreements with investment managers. The agreements provide terms related to the quality, diversification and maturities of the investments in the managed portfolios. The investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of the related tax effect, reported as comprehensive income in the statement of stockholders' equity.

4.   INVENTORIES

Inventories consist of the following (in thousands):

                                       DECEMBER 31, SEPTEMBER 30,
                                          1997          1998
                                          ----          ----
                                                     (UNAUDITED)
     Finished goods                     $  2,064       $  2,851
     Component parts                       2,423          8,028
                                        --------       --------
                                        $  4,487       $ 10,879
                                        --------       --------
                                        --------       --------

5.   PROFESSIONAL SERVICES AGREEMENT

The professional services agreement consists of a contract entered into by the Company and Nicholas A. Faldo ("Faldo"), a professional golfer, which provides for Faldo's endorsement and use of the Company's products, as well as the design, development and testing of new technologies and products. As consideration for such services, Faldo received 900,000 shares of the Company's common stock, which were valued at the fair market value of the stock ($11.25 per share) as of May 1, 1998, the effective date of the agreement. The value of the stock will be amortized over ten years, which represents the estimated period during which the Company will realize benefits under the agreement.

6.   COMMITMENTS

The Company had outstanding commitments (denominated in U.S. dollars) on letters of credit of $803,000 at September 30, 1998 for the purchase of inventory from foreign vendors.

7.   INCOME PER SHARE

The weighted average common shares used for determining basic income per common share were 12,156,878 and 22,695,478 for the three months ended September 30, 1997 and 1998, respectively, and 11,968,472 and 19,714,997 for the nine months ended September 30, 1997 and 1998, respectively. The effect of dilutive stock options added 53,045 shares and 296,803 shares for the three and nine months ended September 30, 1998, respectively, for the computation of diluted income per common share. Stock options outstanding for the three and nine months ended September 30, 1997 were not considered in the computation of net income per common share because their effect is immaterial or antidilutive.

8.   NEW ACCOUNTING PRONOUNCEMENTS

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

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), REPORTING OF THE COSTS OF START-UP ACTIVITIES, which is effective for financial statements issued for periods beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company believes SOP 98-5 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SOP 98-5 in the first quarter of 1999.

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is management's representation of the financial position as of September 30, 1998 and the results of operations of the Company for the three months and nine months ended September 30, 1997 and 1998. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's consolidated financial statements and notes thereto included in the S-1.

OVERVIEW

The Company designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs. Founded in 1987, the Company operated initially as a components supplier and contract manufacturer. Thereafter, the Company established its custom fitting operation, which currently services a network of over 100 certified custom fitting accounts. In the fall of 1995, the Company introduced the original Tight Lies-Registered Trademark- fairway wood and, in December 1996, the Company extended the Tight Lies-Registered Trademark-line to include the Tight Lies-Registered Trademark- Strong 3, Strong 5 and Strong 7, with the Tight Lies-Registered Trademark- Strong 9 being introduced in January 1998. Sales of the Tight Lies-Registered Trademark- line of products increased significantly subsequent to the second quarter of 1997 when the Company launched an infomercial relating to the original Tight Lies-Registered Trademark- fairway wood. To further enhance the Tight Lies-Registered Trademark- line of products, the Company introduced the Strong 2 Tour Brassie and the Strong 11 in late August 1998. The Company's net sales are primarily derived from sales to on- and off-course golf shops and selected sporting goods retailers and, to a lesser extent, direct sales to consumers, international distributors and the Company's custom fitting accounts.

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

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        ------------------      ---------------
                                         1997        1998        1997     1998
                                        ------      ------      ------   ------
Net sales                               100.0%      100.0%      100.0%   100.0%
Cost of goods sold                       25.3        26.1        29.2     24.1
                                        ------      ------      ------   ------
  Gross profit                           74.7        73.9        70.8     75.9
Operating expenses                       45.1        46.8        49.1     44.1
                                        ------      ------      ------   ------
  Operating income                       29.6        27.1        21.7     31.8
Interest income (expense), net           (0.2)        2.8        (0.2)     0.8
Other income (expense)                    0.3         0.0         0.2     (0.1)
                                        ------      ------      ------   ------
  Income before income taxes             29.7        29.9        21.7     32.5
Income tax expense                        7.6        11.0         5.5     12.0
                                        ------      ------      ------   ------
Net income                               22.1        18.9        16.2     20.5
                                        ------      ------      ------   ------
                                        ------      ------      ------   ------

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net sales increased to $23.0 million for the three months ended September 30, 1998 from $14.2 million for the comparable period of 1997, primarily due to the continued market acceptance of the Company's Tight Lies-Registered Trademark-line of fairway woods, and, to a lesser extent, the introduction of the Strong 2 Tour Brassie and the Strong 11 in late August 1998. Net sales of the Tight Lies-Registered Trademark- line of fairway woods increased to $22.1 million for the three months ended September 30, 1998 from $13.5 million for the comparable period of 1997, and increased as a percentage of net sales to 96.1% from 95.1%, respectively. Sales of the Tight Lies-Registered Trademark- fairway woods increased subsequent to the Company's introduction of an infomercial marketing its original Tight Lies-Registered Trademark-fairway wood in the second quarter of 1997. Net sales of other product lines for the three months ended September 30, 1998 increased to $0.9 million from $0.7 million for the comparable period of 1997, but decreased as a percentage of net sales to 3.9% from 4.9%, respectively. Net sales of the Company's products outside the U.S. increased to $3.3 million for the three months ended September 30, 1998 from $0.1 million for the three months ended September 30, 1997, and increased as a percentage of net sales to 14.3% from 0.7%, respectively. The increase in international sales was due to increased market acceptance of the Tight Lies-Registered Trademark-fairway woods and expanded international marketing efforts beginning in the last half of 1997. During August and September 1998, the Company offered extended credit terms to certain customers. See "Liquidity and Capital Resources."

Cost of goods sold increased to $6.0 million for the three months ended September 30, 1998 from $3.6 million for the comparable period of 1997, and increased as a percentage of net sales to 26.1% from 25.3%, respectively, primarily due to lower average selling prices during the three months ended September 30, 1998 resulting primarily from the sale of the Company's inventory of "demo" clubs, and an increase of sales to retailers compared to sales to direct consumers.

Operating expenses are composed primarily of selling and royalty expenses, general and administrative expenses, and to a lesser extent, research and development expenses. Selling and royalty expenses increased to $7.3 million for the three months ended September 30, 1998 from $5.6 million for the comparable period of 1997 as a result of hiring additional employees, incurring increased levels of services provided by independent contractors and increased marketing and advertising efforts. Selling and royalty expenses decreased as a percent of net sales to 31.7% from 39.1% respectively, primarily due to the economies of scale of providing advertising for a substantially higher volume of sales. General and administrative expenses, including provisions for bad debts, increased to $3.0 million, or 13.1% as a percent of sales, for the three months ended September 30, 1998 from $0.6 million, or 4.2% as a percent of sales, for the comparable period ended September 30, 1997, primarily due to the hiring of additional employees, use of additional outside services, higher occupancy costs and additional bad debt expense related to increased revenues. Research and development expenses for the three months ended September 30, 1998 increased to $0.5 million from $0.3 million for the same period in 1997, and increased as a percent of net sales to 2.0 % from 1.8 %, primarily due to increased salaries, consulting, and tooling expenses associated with the development of new products.

Operating income increased to $6.2 million for the three months ended September 30, 1998 from $4.2 million for the comparable period of 1997, and decreased as a percentage of net sales to 27.1% from 29.6%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net sales increased to $81.3 million for the nine months ended September 30, 1998 from $19.7 million for the comparable period of 1997, primarily due to the continued market acceptance of the Company's Tight Lies-Registered Trademark-line of fairway woods, and, to a lesser extent, the introduction of the Strong 2 Tour Brassie and the Strong 11, and a price increase effective January 1, 1998. Net sales of the Tight Lies-Registered Trademark- line of fairway woods increased to $78.7 million for the nine months ended September 30, 1998 from $18.0 million for the comparable period of 1997, and increased as a percentage of net sales to 96.8% from 91.4%, respectively. Sales of the Tight Lies-Registered Trademark- fairway woods increased subsequent to the Company's introduction of an infomercial marketing its original Tight Lies-Registered Trademark- fairway wood in the second quarter of 1997. Net sales of other product lines for the nine months ended September 30, 1998 increased to $2.6 million from $1.7 million for the comparable period of 1997, but decreased as a percentage of net sales to 3.2% from 8.6%, respectively. Net sales of the Company's products outside the U.S. increased to $8.8 million for the nine months ended September 30, 1998 from $0.5 million for the nine months ended September 30, 1997, and increased as a percentage of net sales to 10.8% from 2.5%, respectively. The increase in international sales was due to increased market acceptance of the Tight Lies-Registered Trademark- fairway woods and expanded international marketing efforts beginning in the last half of 1997. During August and September 1998, the Company offered extended credit terms to certain customers. See "Liquidity and Capital Resources."

Cost of goods sold increased to $19.6 million for the nine months ended September 30, 1998 from $5.7 million for the comparable period of 1997, but decreased as a percentage of net sales to 24.1% from 29.2%, respectively, primarily due to an increased percentage of net sales attributable to the higher margin Tight Lies-Registered Trademark- fairway woods and the inherent cost savings associated with buying components in large volumes and assembling them on a substantially increased scale. The decrease in cost of goods sold as a percentage of sales was partially offset by the effect of lower average selling prices during the three months ended September 30, 1998.

Operating expenses are composed primarily of selling and royalty expenses, general and administrative expenses, and to a lesser extent, research and development expenses. Selling and royalty expenses increased to $24.7 million for the nine months ended September 30, 1998 from $7.9 million for the comparable period in 1997 as a result of hiring additional employees, incurring increased levels of services provided by independent contractors and increased marketing and advertising efforts. Selling and royalty expenses decreased as a percent of net sales to 30.4% from 39.9%, respectively, primarily due to the economies of scale of providing advertising for a substantially higher volume of sales. General and administrative expenses, including provisions for bad debts, increased to $10.0 million, or 12.3% as a percent of sales, for the nine months ended September 30, 1998 from $1.5 million, or 7.6% as a percent of sales, for the comparable period ended September 30, 1997, primarily due to the hiring of additional employees, use of additional outside services, higher occupancy costs and additional bad debt expense related to increased revenues. Research and development expenses for the nine months ended September 30, 1998 increased to $1.1 million from $0.3 million for the comparable period in 1997, primarily due to outside consulting services and increased salaries in connection with new product developments.

Operating income increased to $25.9 million for the nine months ended September 30, 1998 from $4.3 million for the comparable period of 1997, and increased as a percentage of net sales to 31.8% from 21.7% respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $29.2 million at September 30, 1998 from $2.0 million at December 31, 1997, primarily as a result of $5.1 million provided by cash flows from operations and $60.3 million provided from financing activities, less $38.2 million used for investing activities. The increase in cash flows provided by operations was primarily a result of increased net income. Primary uses of operating cash flows were increases in trade receivables and inventory of $6.0 million and $6.4 million, respectively, for the nine months ended September 30, 1998. The increases in receivables and inventory are primarily the result of continued sales growth.

During August and September 1998, the Company offered extended credit terms (i.e. due dates in excess of 30 days) to certain customers in order to match terms being offered by certain competitors. The extensions of these terms may have a negative impact on results of operations and financial position during the fourth quarter of 1998 as certain merchants may have accelerated orders as a result of the terms offered. The Company does not expect to offer extended credit terms in the fourth quarter of 1998.

Cash used in investing activities of $38.2 million for the nine months ended September 30, 1998, is primarily related to purchases of marketable securities, computer equipment and software, telephone systems, and furniture and fixtures. The Company anticipates making capital expenditures in the ordinary course of business of approximately $2.0 million in the balance of 1998, which includes implementing a customer management information system and an enterprise resource planning system. Cash provided by financing activities of $60.3 million was primarily a result of net proceeds of the initial public offering of $58.8 million.

Working capital totaled $57.4 million at September 30, 1998 compared to $6.9 million at December 31, 1997.

The Company has a $10.0 million revolving credit facility, which expires on December 31, 1998. At September 30, 1998, the Company had no outstanding borrowings under this facility. Borrowings under the Company's revolving credit facility agreement are at interest rates based on the lending bank's general refinance rate of interest or certain LIBOR rates of interest. Obligations under the revolving credit facility loan agreement are collateralized by substantially all of the accounts receivable, inventory and equipment of the Company. During the first quarter of 1998, the Company borrowed approximately $1.1 million in the form of a note payable to the Company's founder, Chief Executive Officer and President to be used for working capital purposes. The remaining principal amount of the note (approximately $535,000 at September 30, 1998) is payable in two installments on December 15, 1998 and April 14, 1999 at an interest rate of 5.39%.

The Company is not aware of any event or trend which would potentially affect its liquidity. In the event such a trend would develop, the Company believes that the cash flow from operations and the net proceeds of the Offering (approximately $58.8 million) would be sufficient to meet operating needs and capital expenditures for at least the next 12 months.

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

YEAR 2000 READINESS DISCLOSURE

The Year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing the dates beginning in the Year 2000. The Company relies on its internal information technology systems in operating and monitoring many significant aspects of its business, including financial systems, customer services, infrastructure and network and telecommunications equipment. The Company also relies directly and indirectly on the systems of external business enterprises such as suppliers, customers, creditors, financial organizations and domestic and international governments. The Company has established an enterprise-wide program to prepare its computer systems and applications for the Year 2000 and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Company's legacy information system, as well as the information system currently being implemented, are certified as Year 2000 compliant. The Company has substantially completed an inventory of all information technology and non-information technology equipment as of September 30, 1998 and anticipates that the majority of its remediation plan will be completed by March 31, 1999. The Company expects that all systems critical to the conduct of the Company's operations will be Year 2000 compliant prior to the end of the 1999 calendar year.

The nature of the Company's business is such that the business risks associated with the Year 2000 can be reduced by closely assessing the vendors supplying the components used in assembling the Company's products. Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires have been sent to the Company's significant vendors to obtain reasonable assurance that plans are being developed to address the Year 2000 issue. The returned questionnaires are currently being assessed by the Company, and are being categorized based upon readiness for the Year 2000 issues and prioritized in order of significance to the business of the Company. To the extent that vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed.

The Company does not believe the costs related to the Year 2000 compliance project will be material to its financial position or results of operations. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. Unanticipated failures by critical vendors, as well as failure by the Company to execute its own remediation efforts, could have a material adverse effect on the cost of the project, its completion date, and the Company's results of operations and financial position. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risk.


FORWARD-LOOKING STATEMENTS

This Quarterly Report contains "forwarding-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "expect" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, product development; product introductions; market demand and acceptance of products; the impact of changing economic conditions; business conditions in the golf industry; reliance on third parties including suppliers; the impact of market peers and their products; the actions of competitors, including pricing; risks concerning future technology; and one time events and other factors detailed in the Company's prospectus and other Securities and Exchange Commission filings. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein. The Company does not intend to update these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to certain legal actions arising in the ordinary course of business. Based upon information presently available to the Company, management believes that the outcome of all matters currently pending will not have a material adverse effect on the Company's results of operations or financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds.

     (1) On July 9, 1998 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-51715) and related Registration Statement on Form S-1 (333-58917) filed pursuant to Rule 462(b). Pursuant to the offering made thereby, the Company derived $58,828,000 in net proceeds which, pending final application thereof, have been invested primarily in interest bearing marketable securities. Information concerning the Company's Use of Proceeds is set forth in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and will be updated as necessary.


ITEM 6(a).  EXHIBITS

See exhibit index at page 16.

ITEM 6(b).  REPORTS ON FORM 8-K

None



SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereonto duly authorized.


                                ADAMS GOLF, INC.


Date: November 12, 1998         By:
                                   --------------------------------------------
                                   B. H. (Barney) Adams, Chairman of the Board,
                                   Chief Executive Officer and President


Date: November 12, 1998         By:
                                   --------------------------------------------
                                   Darl P. Hatfield,
                                   Senior Vice President - Finance and
                                   Administration and Chief Financial Officer

                                   EXHIBIT INDEX

Exhibit        Description                                     Location
-------        ------------                                    --------
Exhibit  3.1   Amended and Restated Certificate of             Incorporated by reference to Form S-1
               Incorporation                                   (Exhibit 3.1)

Exhibit  3.2   Amended and Restated By-laws                    Incorporated by reference to Form S-1
                                                               (Exhibit 3.2)

Exhibit  4.1   1998 Stock Incentive Plan of the Company        Incorporated by reference to Form S-1
               dated February 26, 1998                         (Exhibit 4.1)

Exhibit  4.2   1996 Stock Option Plan dated April 10, 1998     Incorporated by reference to Form S-1
                                                               (Exhibit 4.2)

Exhibit  4.3   Registration Rights Agreement dated April 30,
               1998, among the Company and certain             Incorporated by reference to Form S-1
               stockholders of the Company                     (Exhibit 4.3)

Exhibit  4.4   Adams Golf, Ltd. 401(k) Retirement Plan         Incorporated by reference to Form S-1
                                                               (Exhibit 4.4)

Exhibit 10.1   Agreement between the Registrant and Nick       Incorporated by reference to Form S-1
               Faldo, dated April 22, 1998                     (Exhibit 10.1)

Exhibit 10.2   Revolving credit agreement dated February
               27, 1998, between Adams Golf Direct
               Response, Ltd., Adams Golf, Ltd. And            Incorporated by reference to Form S-1
               NationsBank of Texas N.A.                       (Exhibit 10.2)

Exhibit 10.3   Commercial lease agreement dated December
               5, 1997, between Jackson-Shaw Technology        Incorporated by reference to Form S-1
               Center II, Ltd. and the Company                 (Exhibit 10.3)

Exhibit 10.4   Commercial lease agreement dated April 6,
               1998, between Jackson-Shaw Technology           Incorporated by reference to Form S-1
               Center II, Ltd. and the Company                 (Exhibit 10.4)

Exhibit 10.5   Letter agreement dated April 13, 1998,          Incorporated by reference to Form S-1
               between the Company and Darl P. Hatfield        (Exhibit 10.5)

Exhibit 11.1   Computation of Per Share Earnings               Included in this filing

Exhibit 27.1   Financial Data Schedule                         Included in this filing