Form 10-K
period 1998-12-31
ADAMS GOLF INC
filed 1999-03-29
CIK 1059763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1998

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

                         Commission File Number: 0-24583

                                ADAMS GOLF, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    75-2320087
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

300 Delaware Avenue, Suite 572, Wilmington, Delaware            19801
    (Address of principal executive offices)                (Zip Code)

                                 (302) 427-5892
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                          Common Stock $.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 15, 1999, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $38,941,431 based on the closing sales price of $3 11/16 per share of the Registrant's Common Stock on the Nasdaq Stock Market's National Market.

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, was 22,479,282 on March 15, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 5, 1999, which proxy statement was filed with the Securities and Exchange Commission on April 7, 1999.

ITEM 1. BUSINESS

GENERAL

Adams Golf, Inc. (the "Company" or "Adams Golf") designs, manufactures and markets premium quality, technologically innovative golf clubs. Adams Golf's primary products include the Tight Lies line of fairway woods, SC Series Titanium drivers, Assault-VMI Irons, and the Faldo Series wedges. The Company was incorporated in Texas in 1987 and reincorporated in Delaware in 1990. The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly owned subsidiaries.

SEGMENTS AND PRODUCTS

The Company operates in a single segment (golf clubs) within the golf industry and within that segment offers more than one class of product (fairway woods, custom fitted clubs, drivers, wedges).

The Company currently offers the following products:

FAIRWAY WOODS - The Tight Lies line of fairway woods has an innovative upright trapezoidal or "upside down" head shape that incorporates a distinctive shallow face and a low center of gravity. The Company believes that this club is ideal for getting the ball airborne quickly and efficiently with optimum spin to maximize distance from virtually any lie on the course including the rough, hard pan, fairway bunkers and divots.

CUSTOM FITTED CLUBS - The Company's custom fitted clubs consist primarily of the Assault-VMI irons which are perimeter-weighted, cavity-backed, slightly offset irons incorporating the Company's patented variable moment of inertia ("VMI") design formula producing consistent swing feel across an entire set of clubs. The Company markets the Assault-VMI irons to professional and avid golfers exclusively through its network of over 100 certified custom fitting accounts. The Company believes that its custom fitting activities provide an in-depth understanding of golf club design and credibility in the golf industry.

DRIVERS - In January 1999, the Company introduced the SC Series Titanium drivers which have been designed to achieve a specific ball flight objective: longer and straighter tee shots resulting from reduced side spin and increased forward momentum. These qualities are achieved through a complex patented asymmetrical bulge design which incorporates precisely controlled relationships between the curvature of the face and the center of gravity.

WEDGES - In January 1999, the Company also introduced the Faldo Series wedges featuring a classic style with a unique asymmetric sole designed to deliver three different wedge shots - pitch, sand, and open-face finesse from a single club. Utilizing input from Nick Faldo, a professional golfer, regarding his own wedge play, the sole of the Faldo Series wedges have been designed to provide maximum playability from a variety of lies, giving golfers the confidence to execute even the toughest wedge shots.

The following table sets forth the contribution to net sales attributable to the product groups for the years indicated. Because the SC Series Titanium drivers and the Faldo Series wedges were not introduced by the Company until fiscal 1999, these product groups are not referenced in the table. Historical percentages may not be indicative of the Company's future product mix.

                    PERCENTAGE OF NET SALES BY PRODUCT GROUP

                                       1996            1997           1998
                                       ----            ----           ----
Fairway Woods                          47.2%           94.3%          96.5%
Custom Fitted Clubs                    52.8%            5.7%           3.5%
                                      -----           -----          -----
   Total                              100.0%          100.0%         100.0%
                                      =====           =====          =====

The Company supports each of its products with a two year warranty. The warranty provides for repair or replacement of the golf club, except in the case of abuse. The Company has not experienced material amounts of warranty claims with respect to its golf clubs.

DESIGN AND DEVELOPMENT

The Company's design and development team is responsible for developing, testing and introducing new technologies and product designs. This team is currently led by Barney Adams, the founder of the Company and inventor of the Tight Lies fairway wood; Richard H. Murtland, Vice President-Research and Development; Adams Golf's in-house design development team, Nick Faldo and independent consultants, Robert R. Bush and Dr. Michael M. Carroll. Mr. Bush has over 30 years of experience in golf club development, most notably as Director of Technical Services for True Temper Sports, a leading shaft manufacturer, where from 1966 to 1993, he was responsible for testing all golf club shafts. Mr. Bush was instrumental in the development of "Iron Byron," the industry standard for the mechanical testing of golf clubs and balls. Mr. Bush is currently a member of the Technical Advisory Panel for GOLF DIGEST. Dr. Michael M. Carroll is Dean of the George R. Brown School of Engineering at Rice University in Houston, Texas. Dr. Carroll holds doctorate degrees in both physics and mathematics and is an avid golfer. Dr. Carroll has worked with the Company's design and development team since April 1, 1998 and is responsible for the scientific analysis of each new product under development by the Company.

The design and development team engages in a five-step process to create new products.

CONCEPT DEVELOPMENT - During concept development, Adams Golf's design and development team identifies specific desirable ball flight objectives. In addition, the Company considers new ideas from professional golfers, inventors, distributors and others. The Company expects that Nick Faldo will continue to play a significant role in future concept development.

DESIGN SPECIFICATIONS - The Company's product design and development team determines design specifications for the club, including shaft length, flex and weight, head design, loft and overall club weight. Throughout the design specifications process, the Company refers to and incorporates the golf equipment standards developed by the USGA. Although the standards set by the USGA only apply to competitive events sanctioned by that organization, the Company believes it is critical for new clubs to comply with these standards. At this time, the product design and development team also determines the optimal materials to use in the club. The Company will not use higher cost materials, such as titanium or other alloys, unless such expensive materials provide meaningful performance benefits. This stage of product development typically takes 6 to 8 weeks after a concept has been clearly identified.

PATENT REVIEW - The Company considers patent protection for its technologies and product designs to be an important part of its development strategy. The Company and its patent attorneys conduct a search of prior art and existing products to determine whether a new product idea may be covered by an existing patent. Patent review, depending upon the complexity and novelty of the design involved, generally requires between 3 to 18 months to complete, however, this stage of product development typically occurs in conjunction with one or more of the other steps.

PRODUCT DESIGN AND ENGINEERING REVIEW - If a product concept continues past the patent review stage, the Company translates design parameters into working designs. When appropriate, these designs are developed using computer aided design software and modeled using in-house rapid prototyping systems. Once modeled the prototype is subjected to rigorous engineering review to validate the effectiveness of the technology or design. The Company estimates that it takes between 4 to 6 months to successfully complete product design and engineering review.

TESTING - Once a specific design has been decided upon, the Company creates and tests one or more prototypes. The Company has a product testing facility at the Hank Haney Golf Ranch in McKinney, Texas and utilizes an independent mechanical test facility in Fort Worth, Texas for comparative performance testing. In addition, prototypes are also tested for performance and player preferences by Nick Faldo. As part of the testing process, the Company records, analyzes and interprets data associated with each prototype including ball flight, distance, spin and accuracy. Using feedback from these tests, the Company modifies its designs to achieve its performance objective. Additionally, the Company applies for official USGA approval of the resulting club at this time. Upon approval of a new product from the USGA, it becomes considered for commercial release. The Company believes that in order to properly field test a new product, it must expect between 4 to 6 months of additional development time.

The Company's research and development expenses were approximately $51,000, $557,000 and $1,532,000 during 1996, 1997 and 1998, respectively.

MARKETS AND METHODS OF DISTRIBUTION

The Company sells its products through on- and off-course golf shops and selected sporting goods retailers, direct sales to consumers, international distributors and the Company's custom fitting accounts.

SALES TO RETAILERS - The Company sells a majority of its products to selected retailers. To maintain its high quality reputation and generate retailer loyalty, the Company currently does not sell its products through price sensitive general discount warehouses, department stores or membership clubs. The Company believes its selective retail distribution strategy helps its retailers maintain profitable margins and maximize sales of the Company's products. For the year ended December 31, 1998, sales to retailers accounted for approximately 73% of the Company's total sales.

Despite the Company's efforts to limit its distribution to selected retailers, Adams Golf products have been found in a certain membership warehouse club, which the Company believes has obtained the products through the use of unauthorized distribution channels. Adams Golf has taken steps to limit this unauthorized distribution through the serialization of all Adams Golf club heads but does not believe the gray marketing of its products can be totally eliminated.

Adams Golf maintains an inside sales department that at March 15, 1999 consisted of 23 employees who are in regular contact with the Company's retail accounts (over 7,000 retailers). These sales representatives are supported by 18 field-based regional account coordinators who maintain personal contact with the Company's retailers nationwide. The Company generally has been successful in delivering product to its retailers within one week of a placed order. The Company believes its prompt delivery of products enables its retail accounts to maintain smaller quantities of inventory than may be required with other golf equipment manufacturers.

CUSTOMER SUPPORT AND DIRECT SALES - Adams Golf believes that superior customer service can significantly enhance its marketing efforts. Accordingly, the Company maintains an in-house customer call center whose representatives provide technical assistance to its customers and field calls resulting from the Company's direct response advertising. The Company also outsources a portion of its call center activities. The Company provides its staff with computerized access to its retailer database enabling call center representatives to guide consumers to their nearest Adams Golf retailer.

INTERNATIONAL SALES - International sales are made in 41 countries (primarily Japan, Canada and the United Kingdom) through approximately 34 independent distributors. The international distributors sell to retailers for end sale to the consumer. International sales have increased from $0.6 million for 1996, $0.9 million for 1997, to $11.0 million for 1998.

CUSTOM FITTING SALES - The Company employs six sales representatives who manage the Company's custom fitting sales and support division and administer its custom fitting training program for golf professionals. The Company's custom fitting training program has received PGA certification and provides continuing education credits for PGA Member Professionals. Since 1992, the Company has certified in excess of 300 golf professionals to custom fit its Assault-VMI irons, which are sold exclusively through its over 100 custom fitting accounts. Custom fitters measure data relating to swing and ball flight characteristics. Based on the interpretation of the data, a set of clubs is manufactured that is specifically tailored to that golfer.

MARKETING

The goals of the Company's marketing efforts are to build its brand identity and drive sales through its retail distribution channel. To accomplish these goals, Adams Golf utilizes direct response and traditional image-based advertising, engages in promotional activities and capitalizes on its relationship with Nick Faldo and other well known golf personalities.

ADVERTISING - The Company uses a combination of direct response and traditional image-based advertising.

         - DIRECT RESPONSE ADVERTISING - The Company intends to continue to build brand awareness and stimulate product demand through its direct response advertising, which includes a variety of mediums including television, radio, print and direct mail. Direct response advertising, in which consumers may order products directly from the Company by calling a toll-free telephone number, provides a cost-effective vehicle enabling the Company to communicate a compelling product story and build brand recognition. The Company's direct response advertising serves to introduce the Company's products to consumers, many of whom will subsequently purchase the Company's clubs from retailers. During early 1998, the Company continued to air the original Tight Lies 30-minute infomercial that was introduced in early 1997. In October 1998, the Company began to air a refreshed version of the original Tight Lies infomercial routinely running it on The Golf Channel, regional sports stations, national networks and local, market-specific broadcast stations. In addition, the Company continues to utilize 30- and 60-second direct response television commercials as well as radio advertising. The Company advertises regularly in major golf and industry publications, general consumer magazines and local newspapers nationwide. These include GOLF DIGEST, GOLF MAGAZINE, SPORTS ILLUSTRATED, THE WALL STREET JOURNAL and USA TODAY. Finally, the Company engages in regularly scheduled direct mail advertising campaigns.

         - TRADITIONAL IMAGE-BASED ADVERTISING - The Company's direct response sales revenue has enabled Adams Golf to broaden its advertising efforts to include traditional image-based advertising. This advertising includes a series of 30-second commercials which run during major golf tournaments and golf related programs; newspaper, magazine and radio ad campaigns; sponsorship of selected golf tournaments; exclusive sponsorship of The Golf Channel's weekly instructional program, "LIVING ROOM LESSONS", and a recently updated and professionally redesigned web site located at www.adamsgolf.com.

PROMOTIONAL ACTIVITIES - The Company engages in a variety of promotional activities to sell and market its products. Such activities include (i) consumer sweepstakes such as the Company's "Ramble in the Bramble," where the winner received an all expense paid, luxury tour for two to Scotland's most legendary golf courses; (ii) promotional giveaways with certain purchases, including items such as instructional videos, audio tapes, and golf bags; and (iii) promotional campaigns like the "90-Day Challenge," in which the Company advertises its 90-day return policy.

RELATIONSHIP WITH NICK FALDO AND OTHERS - In May 1998, the Company formed a lifetime relationship with Nick Faldo, an internationally recognized professional golfer and winner of numerous U.S. and international championships, including three Masters (1989, 1990 and 1996) and three British Opens (1987, 1990 and 1992). Mr. Faldo led the Official World Golf Ranking for 81 weeks during 1993 and 1994. Mr. Faldo also has made the most Ryder Cup appearances in the history of golf. The Company expects Nick Faldo to continue to be actively and directly involved in the design, testing and development of new technologies and products. Mr. Faldo is noted for his precise play as a golfer and his reputation as a perfectionist. The Company believes that by aligning itself with Mr. Faldo, it can further promote the Adams Golf brand, while at the same time demonstrating the Company's ability to deliver golf clubs that satisfy the specific and demanding requirements of tour professionals.

In addition, the Company has also obtained endorsements from Hank Haney. Mr. Haney was named the 1993 PGA Teacher of the Year and is a five-time recipient of the Northern Texas Section PGA Teacher of the Year Award. Mr. Haney has instructed over 100 touring professionals from the PGA, LPGA, European, Japanese and Asian Tours along with several top rated junior golfers. Mr. Haney is a member of the advisory staff for GOLF DIGEST.

RAW MATERIALS, MANUFACTURING AND ASSEMBLY

The Company manages all stages of manufacturing, from sourcing to assembly, in order to maintain a high level of product quality and consistency. The Company establishes product specifications, selects the materials used to produce the components and tests the specifications of all components received by the Company. In addition, the Company has redundant sources of supply for each of the component parts used in the manufacture of its fairway woods and irons and has established a quality assurance program at those manufacturing facilities located in Taiwan and China that are collectively responsible for producing substantially all of the Company's performance fairway and iron club heads. With regard to the Company's SC Series Titanium drivers, the Company utilizes one source of supply in Australia for the club head and redundant sources of supply for the remaining component parts. Upon arrival at the Company's manufacturing facilities in Plano, Texas, each component used in the Company's clubs is again checked to ensure consistency with strict design specifications. Components are then sorted to identify variations in characteristics, such as head weight and shaft flexibility, that, although within the specified range, may affect club performance. Golf clubs are then built by the Company's manufacturing personnel using the appropriate component parts and the Company's patented VMI technology. The Company could in the future experience shortages of components or periods of increased price pressures, which could have a material adverse effect on the Company's business, operating results or financial condition. In addition, failure to obtain adequate supplies or fulfill customer orders on a timely basis could have a material adverse effect on the Company's business, results of operations, financial position or liquidity.

PATENTS

The Company's ability to compete effectively in the golf club market will depend, in large part, on the ability of the Company to maintain the proprietary nature of its technologies and products. The Company currently holds seven U.S. patents relating to certain of its products and proprietary technologies and has three patent applications pending. Assuming timely payment of maintenance fees, if any, the Company expects that the seven currently issued patents will expire on various dates between 2009 and 2013. The Company has been awarded patents with respect to the design of the Tight Lies fairway wood and the VMI design formula. There can be no assurance, however, as to the degree of protection afforded by these or any other patents held by the Company or as to the likelihood that patents will be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may lack sufficient breadth to adequately protect the aspects of the Company's products to which the patents relate. The Company does not hold any foreign patents and no foreign patent applications are pending. The U.S. patents held by the Company do not preclude competitors from developing or marketing products similar to the Company's products in international markets.

There can be no assurance that competitors, many of which have substantially greater resources than the Company and have made substantial investments in competing products, will not apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make and sell its products. The Company is aware of numerous patents held by third parties that relate to products competitive to the Company's, including products competitive with the Tight Lies fairway woods. There is no assurance that these patents would not be used as a basis to challenge the validity of the Company's patent rights, to limit the scope of the Company's patent rights or to limit the Company's ability to obtain additional or broader patent rights. A successful challenge to the validity of the Company's patents may adversely affect the Company's competitive position. Moreover, there can be no assurance that such patent holders or other third parties will not claim infringement by the Company with respect to current and future products. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually issue with claims that will be infringed by the Company's products or technologies. The defense and prosecution of patent suits is costly and time-consuming, even if the outcome is favorable. This is particularly true in foreign countries where the expenses associated with such proceedings can be prohibitive. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require the Company and others to cease selling products or require disputed rights to be licensed from third parties. Such licenses may not be available on satisfactory terms, or at all.

Despite the Company's efforts to protect its patent and other intellectual property rights, unauthorized parties have attempted and are expected to continue to attempt to copy all, or certain aspects of, the Company's products. Policing unauthorized use of the Company's intellectual property rights can be difficult and expensive, and while the Company takes appropriate action whenever it discovers any of its products or designs have been copied, knock-offs and counterfeit products are a persistent problem in the performance-oriented golf club industry. There can be no assurance that the Company's means of protecting its patent and other intellectual property rights will be adequate.

INDUSTRY SPECIFIC REQUIREMENTS

Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific retail customers. Issuance of these terms (i.e. greater than 30 days) are dependent on the Company's relationship with the customer and payment history. In addition to extended payments terms, the nature of the industry also requires that the Company carry a higher level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.

MAJOR CUSTOMERS

Currently, the Company does not have dependence on a single or small number of major customers for which the loss of one or all would have a material adverse effect on consolidated revenues.

SEASONALITY

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

Because most operating expenses are relatively fixed in the short term, the Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly results of operations. If technological advances by competitors or other competitive factors require the Company to invest significantly greater resources than anticipated in research and development or sales and marketing efforts, the Company's business, operating results or financial condition could be materially adversely affected. Accordingly, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarter are not indicative of results to be expected for a full fiscal year. As a result of fluctuating operating results or other factors discussed above and below, in certain future quarters the Company's results of operations may be below the expectations of public market analysts or investors. In such event, the market price of the Company's Common Stock would be materially adversely affected.

BACKLOG

The amount of the Company's backlog orders at any particular time is affected by a number of factors, including seasonality and scheduling of the manufacturing and shipment of products. At March 15, 1999, the Company did not have a significant level of orders on backlog and does not anticipate that a significant level of orders will not be filled within the current fiscal year. In addition, the Company believes that the amount of its backlog is not an appropriate indicator of levels of future production.

COMPETITION

The Company competes with a number of established golf club manufacturers, some of which have greater financial and other resources. The Company's competitors include Callaway Golf Company, Adidas-Salomon AG (Taylor Made), Fortune Brands, Inc. (Titleist and Cobra) and Orlimar Golf Company, among others. The Company competes primarily on the basis of performance, brand name recognition, quality and price. The Company believes that its ability to market its products through multiple distribution channels, including on- and off-course golf shops, selected sporting goods retailers and through direct response advertising, is important to its ability to compete.

The golf club industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts. Due to the success of the Tight Lies fairway woods, the Company has experienced several competitors introducing similar products. The buying decisions of many purchasers of golf clubs are often the result of highly subjective preferences, which can be influenced by many factors, including, among others, advertising media, promotions and product endorsements. The Company may face competition from manufacturers introducing other new or innovative products or successfully promoting golf clubs that achieve market acceptance. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and the Company's image and could have a material adverse effect on the Company's business, results of operations, financial position or liquidity.

FOREIGN AND DOMESTIC OPERATIONS

For the years ended December 31, 1996, 1997 and 1998 approximately $2,900,000, $35,808,000 and $73,580,000, respectively, of the Company's net sales were derived from operations within the United States. In addition, no one customer contributed greater than 10% of the Company's consolidated net revenues in any one of the years identified.

For the years ended December 31, 1996, 1997 and 1998 approximately $600,000, $882,000 and $11,031,000, respectively, of the Company's net sales were derived from operations outside the United States. In addition, no one customer contributed greater than 10% of the Company's consolidated net revenues in any one of the years identified.

EMPLOYEES

At March 15, 1999, the Company had 248 full-time employees, including 86 engaged in manufacturing and assembly, 14 in research and development and quality control, 88 in sales support and 60 in management and administration. Adams Golf' employees are not unionized. Management believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

The Company's administrative offices and manufacturing facilities currently occupy approximately 98,000 square feet of space in Plano, Texas. This facility is leased by the Company pursuant to a lease agreement expiring in 2004 and may be extended for an additional five years. The Company maintains the right to terminate the lease if it moves to a larger facility owned by the current lessor. The Company believes that these facilities will be sufficient through at least the end of 1999.

ITEM 3.  LEGAL PROCEEDINGS

Adams Golf is a party to certain lawsuits and administrative proceedings arising in the ordinary course of its business. Adams Golf evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit. Based upon information presently available to the Company, management believes that the ultimate resolution of such pending matters will not materially adversely affect the Company's business, financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed and traded on the Nasdaq Stock Market's National Market under the symbol "ADGO." The prices in the table below represent, for the periods indicated, the quarterly high and low sales price for Adams Golf, Inc. common stock as reported by The Nasdaq Stock Market. All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Fiscal year ended December 31, 1998                 HIGH                LOW
                                                    ----                ---
Third Quarter (beginning July 10, 1998)            $18 7/8             $3 7/8
Fourth Quarter                                       5 3/16             3

On March 15, 1999, the last reported sale price of the common stock on The Nasdaq Stock Market's National Market was $3 11/16 per share.

At March 15, 1999, Adams Golf, Inc. had approximately 7,000 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

No dividends have been declared or paid relating to the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below are derived from the Company's consolidated financial statements for the years ended December 31, 1995, 1996, 1997 and 1998, respectively. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and related notes and other financial information included elsewhere in this document.

                                                                   YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------
                                                       1995           1996           1997        1998
                                                      ------         ------         ------      ------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statements of Operations Data(1):
   Net sales....................................     $1,125         $ 3,522       $36,690       $84,611
   Operating income (loss)......................       (244)              9        (3,969)       18,500
   Net income (loss)............................     $ (243)        $    13       $(4,654)      $12,510
                                                     ======         =======       =======       =======
Income (loss) per common share(2):
      Basic.....................................     $(0.05)        $     -       $ (0.37)      $  0.61
                                                     ======         =======       =======       =======
      Diluted...................................     $(0.05)        $     -       $ (0.37)      $  0.61
                                                     ======         =======       =======       =======
Weighted average common shares(2):
      Basic.....................................      4,423          11,238        12,519        20,435
                                                     ======         =======       =======       =======
      Diluted...................................      4,423          11,238        12,519        20,677
                                                     ======         =======       =======       =======

                                                                         DECEMBER 31,
                                                      ------------------------------------------------
                                                       1995           1996           1997        1998
                                                      ------         ------         ------      ------
                                                                         (IN THOUSANDS)
Consolidated Balance Sheet Data(1):
   Total assets................................       $ 658          $2,559         $17,360     $96,906
   Total debt (including current maturities)...           -             230               -         175
   Stockholders' equity........................         615           1,978           8,325      88,190

(1) This table excludes summary financial information for the fiscal year ended December 31, 1994 because operations in that year were not comparable in size or scope to current operations.

(2) See Note 1 of Notes to Consolidated Financial Statements for information concerning the calculation of income (loss) per common share and weighted average common shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, which participates in the highly competitive golf industry, designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs. Founded in 1987, the Company operated initially as a components supplier and contract manufacturer. Thereafter, the Company established its custom fitting operation, which currently services a network of over 100 certified custom fitting accounts. In the fall of 1995, the Company introduced the original Tight Lies fairway wood and, in December 1996, the Company extended the Tight Lies line to include the Tight Lies Strong 3, Strong 5 and Strong 7, with the Tight Lies Strong 9 being introduced in January 1998. Sales of the Tight Lies line of products increased significantly subsequent to the second quarter of 1997 when the Company launched an infomercial relating to the original Tight Lies fairway wood. To further enhance the Tight Lies line of products, the Company introduced the Strong 2 Tour Brassie and the Strong 11 in late August 1998. The Company's net sales are primarily derived from sales to on-and off-course golf shops and selected sporting goods retailers and, to a lesser extent, direct sales to consumers, international distributors and the Company's custom fitting accounts.

The Company believes that during the second half of 1998, the golf industry experienced declining sales. Despite the industry trend of declining sales, the Company has experienced significant positive sales growth over prior years. However, the Company's ability to continue to generate positive sales trends into 1999 is dependent upon the successful introduction of new products and the continued acceptance of its Tight Lies line of fairway woods. No assurances can be given that demand for the Company's current products or the introduction of new products will allow the Company to continue its trend of increasing sales, or to maintain historical levels of sales in the future. The Company introduced the SC Series Titanium drivers and the Faldo Series wedges in January 1999, and, accordingly, no sales for these products were recorded in the years ended December 31, 1996, 1997 and 1998.

The Company does not currently manufacture the components required to assemble its golf clubs, relying instead on various component suppliers. Fairway wood components are each available from multiple suppliers. Currently, certain components for the new SC Series Titanium drivers and the Faldo Series wedges are produced by a single supplier. Costs of the Company's current Tight Lies line of fairway woods, new SC Series Titanium drivers and Faldo Series wedges consist primarily of component parts, including the head, shaft and grip. To a lesser extent, the Company's cost of goods sold includes labor and occupancy costs in connection with the inspection, testing and assembly of component parts at its facility in Plano, Texas.

RESULTS OF OPERATIONS

The following table sets forth operating results expressed as a percentage of net sales for the periods indicated.

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                     ----------------------------------------
                                                     1996              1997              1998
                                                     ----              ----              ----
Net sales                                            100.0%            100.0%            100.0%
Cost of goods sold                                    45.1              27.2              25.3
                                                     -----             -----             -----
     Gross profit                                     54.9              72.8              74.7
Operating expenses                                    54.6              83.6              52.8
                                                     -----             -----             -----
     Operating income (loss)                           0.3             (10.8)             21.9
Interest income (expense), net                           -              (0.2)              1.5
Other income (expense), net                            0.1              (0.1)             (0.1)
                                                     -----             -----             -----
     Income (loss) before income taxes                 0.4             (11.1)             23.3
Income tax expense                                       -               1.6               8.5
                                                     -----             -----             -----
Net income (loss)                                      0.4%            (12.7)%            14.8%
                                                     =====             =====             =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net sales increased to $36.7 million for 1997 from $3.5 million for 1996, primarily due to increased market acceptance of the Company's Tight Lies fairway woods. Net sales of the Tight Lies fairway woods increased to $34.6 million for 1997, from $1.7 million for 1996, and increased as a percentage of net sales to 94.3% from 47.2%, respectively. Net sales of other product lines increased to $2.1 million for 1997 compared to $1.8 million for 1996, but decreased as a percentage of net sales to 5.7% for 1997 from 52.8% for 1996.

Gross profit increased to $26.7 million for 1997 from $1.9 million for 1996, and increased as a percentage of net sales to 72.8% from 54.9%, respectively. Gross profit for 1997 was favorably affected by an increased percentage of sales attributable to the higher margin Tight Lies fairway woods and the inherent cost savings associated with buying components in large volumes and assembling them on a substantially increased scale.

The Company experienced an operating loss of $4.0 million for 1997 as compared to operating income of $9,000 for 1996. Total operating expenses increased to $30.7 million for 1997 from $1.9 million for 1996. Of the $30.7 million of operating expenses for 1997, $14.8 million, or 48.4% of expenses related to stock compensation and bonus awards to the Company's Chairman, Chief Executive Officer and President. See "Certain Transactions" and Note 13 of Notes to Consolidated Financial Statements. The expense recognized in 1996 in conjunction with these awards was $0.2 million, or 11.1% of operating expenses. In 1997, the Company also incurred higher expenses for selling and royalties and provision for bad debts, in each case due principally to increased sales of the Tight Lies fairway woods. General and administrative expenses and research and development expenses also increased in 1997 due to the hiring of additional employees.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net sales increased 131% to $84.6 million for the year ended December 31, 1998 from $36.7 million for 1997, primarily due to the continued market acceptance of the Company's Tight Lies line of fairway woods, and, to a lesser extent, the introduction of the Strong 2 Tour Brassie and the Strong 11 in late August 1998. Net sales for 1998 have been reduced by a $4.3 million unconditional credit given to retailers during the fourth quarter in connection with the Company's new suggested retail pricing structure. The Company does not expect changes to its suggested retail pricing structure during 1999. Net sales of the Tight Lies line of fairway woods increased to $81.6 million for the year ended December 31, 1998 from $34.6 million for 1997, and increased as a percentage of net sales to 96.5% from 94.3%, respectively. Sales of the Tight Lies fairway woods increased subsequent to the Company's introduction of an infomercial marketing its original Tight Lies fairway wood in the second quarter of 1997. Net sales of other product lines for the year ended December 31, 1998 increased to $3.0 million from $2.1 million for 1997, but decreased as a percentage of net sales to 3.5% from 5.7%, respectively. Net sales of the Company's products outside the U.S. increased to $11.0 million for the year ended December 31, 1998 from $0.9 million for the year ended December 31, 1997, and increased as a percentage of net sales to 13.0% from 2.5%, respectively. The increase in international sales was due to increased market acceptance of the Tight Lies fairway woods and expanded international marketing efforts beginning in the last half of 1997.

Net sales for 1999 are expected to be positively impacted by the introductions of the SC Series Titanium drivers and the Faldo Series wedges. However, the Company believes that declining sales in the golf equipment industry and increased competition in the fairway wood segment will diminish the growth trend of sales experienced over the past two years.

Cost of goods sold increased to $21.4 million for the year ended December 31, 1998 from $10.0 million for 1997, and decreased as a percentage of net sales to 25.3% from 27.2%, respectively, primarily due to an increased percentage of net sales attributable to the higher margin Tight Lies fairway woods and the inherent cost savings associated with buying components in large volumes and assembling them on a substantially increased scale. Offsetting the above factors were lower average selling prices during the second half of 1998 resulting primarily from the sale of the Company's inventory of "demo" clubs, an increase of sales to retailers compared to sales to direct consumers and the $4.3 million credit given to retailers. The introduction of the new product lines (i.e., SC Series Titanium drivers and the Faldo Series wedges) combined with the new suggested retail pricing structure for the Tight Lies fairway woods is expected to increase cost of sales as a percentage of net sales in future periods.

Operating expenses are composed primarily of selling and royalty expenses, general and administrative expenses, and to a lesser extent, research and development expenses. Selling and royalty expenses increased to $31.2 million for the year ended December 31, 1998 from $13.1 million for 1997 as a result of hiring additional employees, incurring increased levels of services provided by independent contractors and increased marketing and advertising efforts. Selling and royalty expenses increased as a percent of net sales for the year ended 1998 to 36.9% from 35.7%, respectively, primarily due to the increased advertising initiatives which included a revised infomercial, television commercials and print advertising. Selling and royalty expenses also include the costs associated with a golf bag giveaway promotion conducted during the fourth quarter of 1998. General and administrative expenses, including provisions for bad debts, increased to $11.9 million, or 14.1% as a percent of sales, for the year ended December 31, 1998 from $2.2 million, or 6.0% as a percent of net sales, excluding stock compensation and bonus awards for the year ended December 31, 1997, primarily due to the hiring of additional employees, use of additional outside services, higher occupancy costs and additional bad debt expense related to increased revenues. For the year ended December 31, 1997, the Company incurred $14.8 million, or 40.5% as a percent of net sales, relating to stock compensation and bonus awards to the Company's Chairman and Chief Executive Officer. Research and development expenses for the year ended December 31, 1998 increased to $1.5 million from $0.6 million for 1997, and increased as a percent of net sales to 1.8% from 1.5%, primarily due to increased salaries, consulting, and tooling expenses associated with the development of new products.

Operating income increased to $18.5 million for the year ended December 31, 1998 from a loss of $4.0 million for 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $23.7 million at December 31, 1998 from $2.0 million at December 31, 1997, primarily as a result of $3.7 million provided by cash flows from operations and $56.4 million provided from financing activities, offset by $38.4 million used for investing activities. The increase in cash flows provided by operations was primarily a result of increased net income. Primary uses of operating cash flows were increases in inventory and income taxes receivable of approximately $8.8 million and $2.1 million, respectively, for the year ended December 31, 1998. The increase in inventory is primarily the result of declining sales in the third and fourth quarter of 1998.

Cash used in investing activities of $38.4 million for the year ended December 31, 1998, is primarily related to purchases of marketable securities, computer equipment and software, telephone systems, and furniture and fixtures. Capital expenditures made in the ordinary course of business relating to the implementation of a customer management information system and enterprise resource planning system for the year ended December 31, 1998 approximated $4.3 million. Cash provided by financing activities of $56.4 million was primarily a result of net proceeds of the initial public offering of $58.5 million.

Working capital totaled $53.0 million at December 31, 1998 compared to $6.9 million at December 31, 1997.

The Company has a $10.0 million revolving credit facility, which expires on May 31, 2000. At December 31, 1998, the Company had no outstanding borrowings under its facility. Borrowings under the Company's revolving credit facility agreement are at interest rates based on the lending bank's general refinance rate of interest or certain LIBOR rates of interest. During the first quarter of 1998, the Company borrowed approximately $1.1 million in the form of a note payable to the Company's Chairman and Chief Executive Officer to be used for working capital purposes. The remaining principal amount of the note (approximately $175,000 at December 31, 1998) is payable on April 14, 1999 at an interest rate of 5.39%.

The Company expects to meet future liquidity requirements primarily through cash flows generated from operations. In 1999, cash flows from operations will be affected by the impact of the Company's net-down program implemented in the fourth quarter of 1998, which reduced accounts receivable by approximately $4.3 million. It is anticipated that operating cash flows and current cash reserves will adequately fund capital expenditure programs which will include continued upgrade of the newly integrated information systems. These capital expenditure programs can be suspended or delayed at any time with minimal disruption to the Company's operations if cash is needed in other areas of the Company's operations. In addition, cash flows from operations will be utilized to support purchasing of more expensive components associated with the SC Series Titanium drivers. The expected net positive cash flows, current cash reserves and flexibility regarding the Company's revolving credit facility allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

Capital expenditures for the three years ended December 31, 1996, 1997 and 1998 were approximately $0.1 million, $0.8 million and $4.3 million, respectively. The expenditures made were primarily associated with development of information systems and reporting technologies to adequately monitor business operations. Capital expenditures in the future are not expected to include expenditures outside the ordinary course of business.

The Company is not aware of any event or trend that would potentially affect its liquidity. In the event such a trend should develop, the Company believes that the cash flow from operations, current cash reserves and the revolving credit facility would be sufficient to meet operating needs and capital expenditures for at least the next 12 months.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Golf generally is regarded as a warm weather sport and sales of golf equipment historically have been strongest during the second and third quarters, with the weakest sales occurring during the fourth quarter. In addition, sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions. A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's future results of operations could be affected by a number of other factors, such as unseasonal weather patterns; demand for and market acceptance of the Company's existing and future products; new product introductions by the Company's competitors; competitive pressures resulting in lower than expected average selling prices; reliance on third parties including suppliers; and the volume of orders that are received and that can be fulfilled in a quarter. Any one or more of these factors could result in the Company failing to achieve its expectations as to future sales or net income.

YEAR 2000 READINESS DISCLOSURE

The year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing the dates beginning in the year 2000. The Company relies on its internal information technology systems in operating and monitoring many significant aspects of its business, including financial systems, customer services, infrastructure and network and telecommunications equipment. The Company also relies directly and indirectly on the systems of external business enterprises such as suppliers, customers, creditors, financial organizations and domestic and international governments. The Company has established an enterprise-wide program to prepare its computer systems and applications for the year 2000 and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Company's legacy information system, as well as the information system currently being implemented, are certified as Year 2000 compliant. The Company has substantially completed an inventory of all information technology and non-information technology equipment as of December 31, 1998 and anticipates that the majority of its remediation plan will be completed by April 30, 1999. The Company expects that all systems critical to the conduct of the Company's operations will be Year 2000 compliant prior to the end of the 1999 calendar year.

The nature of the Company's business is such that the business risks associated with the Year 2000 can be reduced by closely assessing the vendors supplying the components used in assembling the Company's products. Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires have been sent to the Company's significant vendors to obtain reasonable assurance that plans are being developed to address the Year 2000 issue. The returned questionnaires are currently being assessed by the Company, and are being categorized based upon readiness for the Year 2000 issues and prioritized in order of significance to the business of the Company. To the extent that vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed by July 31, 1999.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

FORWARD-LOOKING STATEMENTS

This Annual Report contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "expect" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, product development; product introductions; market demand and acceptance of products; the impact of changing economic conditions; business conditions in the golf industry; reliance on third parties including suppliers; the impact of market peers and their products; the actions of competitors, including pricing; risks concerning future technology; and one-time events and other factors detailed in the Company's prospectus and other Securities and Exchange Commission filings. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein. The Company does not intend to update these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to its cash equivalents and available-for-sale marketable securities. All of the Company's cash equivalents and available-for-sale marketable securities are fixed rate state government, municipal or corporate bonds. At December 31, 1998, the cost and market value of such cash equivalents and marketable securities was approximately $58,629,000 and $58,862,000, respectively. A significant increase in interest rates would result in a decrease in the bond prices. The Company's investment policy sets minimum standards related to the quality, maturity and liquidity of such investments.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio (in thousands, except percentages).


                                                                                                 FAIR
                                          1999           2000           2001         TOTAL       VALUE
                                          ----           ----           ----         -----       -----
Cash equivalents:
      Fixed rate                         $24,484        $    -         $    -       $24,484      $24,487

      Average interest rate (1)              4.3%            -              -           4.3%

Marketable securities:
      Fixed rate                         $13,019        $15,206        $5,920       $34,145      $34,375
      Average interest rate (1)              3.5%           3.9%          3.8%         3.7%


(1) The majority of cash equivalents and marketable securities are tax-exempt, resulting in a lower average interest rate than taxable investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are set forth herein under Item 14 commencing on page F-1. Schedule II to the financial statement is set forth herein under Item 14 on page S-1. In addition, quarterly financial data is not required as the Company has not met the requirements of net income after taxes, but before extraordinary items and cumulative effect of any change in accounting of $250,000, for each year in the three year period ended December 31, 1998, or total assets at December 31, 1998 of $200 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference from pages 3 through 7, inclusive, of the Company's Proxy Statement dated April 7, 1999 for the annual meeting of shareholders on May 5, 1999 (the "1999 Proxy Statement") under the respective captions, "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from pages 8 through 10, inclusive, of the Company's 1999 Proxy Statement under the caption "Compensation of Executive Officers".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from page 6 of the Company's 1999 Proxy Statement under the caption "Beneficial Ownership of Certain Stockholders, Directors and Executive Officers".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from pages 10 through 12, inclusive, of the Company's 1999 Proxy Statement under the captions "Employment Contracts and Change in Control Agreements" and "Compensation Committee Interlocks and Insider Participation".

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

(1)  CONSOLIDATED FINANCIAL STATEMENTS

                                                    ITEM                                                       PAGE
                                                    ----                                                       ----
     Index to Consolidated Financial Statements and Related Financial Statement Schedule                       F-1

     Independent Auditors' Report                                                                              F-2

     Consolidated Balance Sheets as of December 31, 1997 and 1998                                              F-3

     Consolidated Statements of Operations for the years ended December 31, 1996, 1997, and 1998               F-4

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997, and 1998     F-5 - F-6

     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997, and 1998               F-7

     Notes to Consolidated Financial Statements                                                                F-8 - F-20

(2)  FINANCIAL STATEMENT SCHEDULE

     The following financial statement schedule of the Company for the years ended December 31, 1996, 1997, and 1998 is filed as part of this Annual
     Report and should be read in conjunction with the Consolidated Financial
     Statements of the Company. All other schedules have been omitted because said schedules are not required under the related instructions or are not applicable or because the information required is included in the Company's consolidated financial statements or the notes thereto.

     Schedule II - Valuation and Qualifying Accounts                                                           S-1

(3)  EXHIBITS

The exhibits listed below are filed as a part of or incorporated by reference in this Annual Report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parenthesis. See the Index of Exhibits included with the exhibits filed as part of this Annual Report.

EXHIBIT           DESCRIPTION                                        LOCATION
-------           -----------                                        --------
Exhibit 3.1       Amended and Restated Certificate of                Incorporated  by  reference to Form S-1
                   Incorporation                                     (Exhibit 3.1)
Exhibit 3.2       Amended and Restated By-laws                       Incorporated  by  reference to Form S-1
                                                                     (Exhibit 3.2)
Exhibit 4.1       1998 Stock Incentive Plan of the Company           Incorporated  by  reference to Form S-1
                   dated February 26, 1998                           (Exhibit 4.1)
Exhibit 10.1      Agreement between the Registrant and Nick          Incorporated  by  reference to Form S-1
                   Faldo, dated April 22, 1998                       (Exhibit 10.1)
Exhibit 10.2      Amended and Restated Revolving credit dated        Included in this filing
                   dated February 26, 1999, between Adams
                   Golf Direct Response, Ltd., Adams Golf,
                   Ltd. and NationsBank of Texas N.A. and
                   related promissory note and guaranty.
Exhibit 10.3      Commercial Lease Agreement dated                   Incorporated by reference to Form S-1
                   December 5, 1997, between Jackson-Shaw            (Exhibit 10.3)
                   Technology Center II, Ltd. and the Company
Exhibit 10.4      Commercial Lease Agreement dated April 6,          Incorporated  by  reference to Form S-1
                   1998, between Jackson-Shaw Technology             (Exhibit 10.4)
                   Center II, Ltd. and the Company
Exhibit 10.5      Letter agreement dated April 13, 1998,             Incorporated  by  reference to Form S-1
                   between the Company and Darl P. Hatfield          (Exhibit 10.5)
Exhibit 21.1      Subsidiaries of the Registrant                     Included in this filing
Exhibit 23.1      Consent of KPMG LLP                                Included in this filing
Exhibit 27.1      Financial Data Schedule                            Included in this filing
Exhibit 99.1      Proxy Statement of Registrant dated  April 7,      Incorporated by reference to the
                   1999                                              1999 Proxy Statement

(b) REPORTS ON FORM 8-K

      None

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ADAMS GOLF, INC, a Delaware corporation

Date:    March 29, 1999             By: /s/ B. H. (Barney) Adams
                                        ---------------------------------------
                                        B. H. (Barney) Adams,
                                        Chairman of the Board, Chief Executive
                                        Officer and President

Date:    March 29, 1999             By: /s/ Darl P. Hatfield
                                        ---------------------------------------
                                        Darl P. Hatfield,
                                        Senior Vice President - Finance and
                                        Administration and Chief Financial
                                        Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicate.

Date:    March 29, 1999                 /s/ B. H. (Barney) Adams
                                        ---------------------------------------
                                        B. H. (Barney) Adams, Chairman of the
                                        Board, Chief Executive Officer and
                                        President (Principal Executive Officer)

Date:    March 29, 1999                 /s/ Paul F. Brown, Jr.
                                        ---------------------------------------
                                        Paul F. Brown, Jr.,
                                        Director


Date:    March 29, 1999                 /s/ Roland E. Casati
                                        ---------------------------------------
                                        Roland E. Casati,
                                        Director


Date:    March 29, 1999                 /s/ Mark R. Mulvoy
                                        ---------------------------------------
                                        Mark R. Mulvoy
                                        Director

Date:    March 29, 1999                 /s/ Richard H. Murtland
                                        ---------------------------------------
                                        Richard H. Murtland,
                                        Vice President - Research and
                                        Development Secretary, Treasurer and
                                        Director

Date:    March 29, 1999                 /s/ Stephen R. Patchin
                                        ---------------------------------------
                                        Stephen R. Patchin
                                        Director


Date:    March 29, 1999                 /s/ John S. Simpson
                                        ---------------------------------------
                                        John S. Simpson
                                        Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                    AND RELATED FINANCIAL STATEMENT SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS                                                                                  PAGE
---------------------------------                                                                                  ----
         Independent Auditors' Report                                                                              F-2

         Consolidated Balance Sheets as of December 31, 1997 and 1998                                              F-3

         Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998                F-4

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998      F-5 - F-6

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998                F-7

         Notes to Consolidated Financial Statements                                                                F-8 - F20

FINANCIAL STATEMENT SCHEDULE
----------------------------

         The following financial statement schedule of the Company for the years ended December 31, 1996, 1997, and 1998 is filed as part of this Report and should be read in conjunction with the Consolidated Financial
         Statements of the Company.

         Schedule II - Valuation and Qualifying Accounts                                                           S-1

         All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Adams Golf, Inc. and subsidiaries:

We have audited the consolidated financial statements of Adams Golf, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Golf, Inc. and its subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     KPMG LLP

Dallas, Texas
January 25, 1999

                            ADAMS GOLF, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                         ASSETS

                                                                              DECEMBER 31,
                                                                    ---------------------------------
                                                                      1997                    1998
                                                                    ---------------------------------
Current assets:
   Cash and cash equivalents.................................       $1,956                    $23,688
   Marketable securities (note 2)............................            -                     13,084
   Trade receivables, net (note 3)...........................        7,671                      2,022
   Inventories (note 4)......................................        4,487                     13,312
   Prepaid expenses..........................................          509                        885
   Income tax receivable.....................................            -                      2,088
   Deferred income tax assets (note 12)......................          390                      2,386
   Other current assets......................................          937                      1,287
                                                                   -------                    -------
      Total current assets...................................       15,950                     58,752
Property and equipment, net (note 5).........................          604                      3,468
Marketable securities (note 2)...............................            -                     21,291
Deferred income tax assets (note 12).........................          183                          -
Professional services agreement (note 6) ....................            -                      9,450
Other assets, net (note 7)...................................          623                      3,945
                                                                   -------                    -------
                                                                   $17,360                    $96,906
                                                                   =======                    =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable to shareholder (note 11).....................      $     -                    $   175
   Accounts payable..........................................          378                      1,152
   Income taxes payable......................................        1,021                          -
   Accrued expenses (note 8).................................        7,636                      4,418
                                                                   -------                    -------
      Total current liabilities..............................        9,035                      5,745

Deferred income tax liabilities (note 12)....................            -                      2,971
                                                                   -------                    -------
      Total liabilities......................................        9,035                      8,716
                                                                   -------                    -------
Stockholders' equity (note 13):
   Preferred stock, $0.01 par value; authorized 5,000,000
      shares; none issued and outstanding....................            -                          -
   Common stock, $.001 par value; authorized
      50,000,000 shares; 15,719,338 shares issued and
      outstanding at December 31, 1997 and 23,136,782 shares
      issued and 22,479,282 shares outstanding at
      December 31, 1998......................................           16                         23
   Additional paid-in capital................................       14,123                     85,183
   Common stock subscription.................................            -                        (22)
   Deferred compensation.....................................            -                       (704)
   Accumulated other comprehensive income....................            -                        150
   Retained earnings (accumulated deficit) ..................       (5,814)                     6,696
   Treasury stock, 657,500 shares at cost....................            -                     (3,136)
                                                                   -------                    -------
      Total stockholders' equity.............................        8,325                     88,190
Commitments and contingencies (notes 6 and 9)
                                                                   -------                    -------
                                                                   $17,360                    $96,906
                                                                   =======                    =======

                 See accompanying notes to consolidated financial statements.

                                ADAMS GOLF, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    YEARS ENDED DECEMBER 31,
                                        ------------------------------------------------
                                        1996                  1997                  1998
                                        ----                  ----                  ----
Net sales (note 3)  ...............    $3,522                $36,690               $84,611
Cost of goods sold.................     1,590                  9,991                21,441
                                       ------                -------               -------
        Gross profit...............     1,932                 26,699                63,170
                                       ------                -------               -------

Operating expenses:
   Research and development                51                    557                 1,532
      expenses.....................
   Selling and royalty expenses....       626                 13,093                31,239
   General and administrative
      expenses:
      Stock compensation and bonus
        award (note 13)............       214                 14,842                     -
      Provision for bad debts......        51                    739                 1,464
      Other........................       981                  1,437                10,435
                                       ------                -------               -------
        Total operating expenses...     1,923                 30,668                44,670
                                       ------                -------               -------
        Operating income (loss)....         9                 (3,969)               18,500
Other income (expense):
   Interest income.................         4                     15                 1,367
   Interest expense................         -                    (70)                  (71)
   Other...........................         -                    (48)                 (103)
                                       ------                -------               -------
        Income (loss) before
           income taxes............        13                 (4,072)               19,693
Income tax expense (note 12).......         -                    582                 7,183
                                       ------                -------               -------
        Net income (loss)..........    $   13                $(4,654)              $12,510
                                       ======                =======               =======
Income (loss) per common share:
   Basic...........................    $    -                $ (0.37)              $  0.61
                                       ======                =======               =======
   Diluted.........................    $    -                $ (0.37)              $  0.61
                                       ======                =======               =======

                  See accompanying notes to consolidated financial statements.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                                         ACCUMULATED
                             SHARES OF           ADDITIONAL    COMMON                       OTHER
                              COMMON     COMMON   PAID-IN       STOCK       DEFERRED    COMPREHENSIVE
                               STOCK     STOCK    CAPITAL   SUBSCRIPTION  COMPENSATION     INCOME
                            ----------  -------   -------   ------------  ------------     ------
Balance, December 31,
     1995..............     11,062,908   $ 11     $ 1,776      $  -         $   -          $   -
Net income.............              -      -           -         -             -              -
Sale of stock..........      1,581,126      2       1,594         -             -              -
Common stock
    repurchased
    and retired
    (note 13)..........       (770,800)    (1)       (244)        -             -              -
                            ----------    ---     -------      ----         -----          -----
Balance, December 31,
    1996...............     11,873,234     12       3,126         -             -              -
Net loss................             -      -           -         -             -              -
Stock compensation
    award (note 13).....     2,000,000      2       9,998         -             -              -
Exercise of stock
    options.............       946,104      1         550         -             -              -
Exchange of debt for
    common common stock
    (note 13)...........       900,000      1         449         -             -              -
                            ----------    ---     -------      ----         -----          -----
Balance, December 31,
    1997................    15,719,338    $16     $14,123      $  -         $   -          $   -
                            ----------    ---     -------      ----         -----          -----


                              RETAINED
                              EARNINGS                    COST OF       TOTAL
                            (ACCUMULATED  COMPREHENSIVE  TREASURY   STOCKHOLDERS'
                              DEFICIT)        INCOME      STOCK        EQUITY
                              --------        ------      -----        ------
Balance, December 31,
     1995..............        $(1,173)                   $   -       $   614
Net income.............             13       $    13          -            13
                                             =======
Sale of stock..........              -                        -         1,596
Common stock
    repurchased
    and retired
    (note 13)..........              -                        -          (245)
                               -------                    -----       -------
Balance, December 31,
    1996...............         (1,160)                       -         1,978
Net loss................        (4,654)      $(4,654)         -        (4,654)
                                             =======
Stock compensation
    award (note 13).....             -                        -        10,000
Exercise of stock
    options.............             -                        -           551
Exchange of debt for
    common common stock
    (note 13)...........             -                        -           450
                               -------                    -----       -------
Balance, December 31,
    1997................       $(5,814)                   $   -       $ 8,325
                               -------                    -----       -------

                                      F-5                          (continued)

                          ADAMS GOLF, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                   YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                                         ACCUMULATED
                             SHARES OF           ADDITIONAL    COMMON                       OTHER
                              COMMON     COMMON   PAID-IN       STOCK       DEFERRED    COMPREHENSIVE
                               STOCK     STOCK    CAPITAL   SUBSCRIPTION  COMPENSATION     INCOME
                            ----------  -------   -------   ------------  ------------     ------
Balance, December 31,
   1997..................   15,719,338    $ 16    $14,123      $   -        $      -       $  -
Comprehensive income:
   Net income............            -       -          -          -               -          -
   Other comprehensive
   income, net of tax -
   unrealized gains on
   marketable securities.            -       -          -          -               -        150

   Comprehensive income..            -       -          -          -               -          -
Issuance of common
   stock.................    4,037,500       4     58,468          -               -          -
Issuance of stock
   options...............            -       -      2,027          -          (2,027)         -
Stock option forfeiture..            -       -       (487)         -             487          -
Exercise of stock
   options...............    2,479,944       2        928       (230)              -          -
Payment of stock
   subscription..........            -       -          -        208               -          -
Grant of stock
   (note 6)..............      900,000       1     10,124          -               -          -
Treasury stock
   purchases
   (657,500 shares)......            -       -          -          -               -          -
Amortization of
   deferred
   compensation..........            -       -          -          -             836          -
                            ----------     ---    -------      -----         -------       ----
Balance, December 31,
   1998..................   23,136,782     $23    $85,183      $ (22)        $  (704)      $150
                            ==========     ===    =======      =====         =======       ====

                                   RETAINED
                                   EARNINGS                    COST OF       TOTAL
                                 (ACCUMULATED  COMPREHENSIVE  TREASURY   STOCKHOLDERS'
                                   DEFICIT)        INCOME      STOCK        EQUITY
                                   --------        ------      -----        ------
Balance, December 31,
   1997..................         $(5,814)                    $     -       $ 8,325
Comprehensive income:
   Net income............          12,510         $12,510           -        12,510
   Other comprehensive
   income, net of tax -
   unrealized gains on
   income, net of tax -
   unrealized gains on
   marketable securities.                             150           -           150
                                                  -------
   Comprehensive income..               -         $12,660           -             -
                                                  =======
Issuance of common
   stock.................               -                            -       58,472
Issuance of stock
   options...............               -                            -            -
Stock option forfeiture..               -                            -            -
Exercise of stock
   options...............               -                            -          700
Payment of stock
   subscription..........               -                            -          208
Grant of stock
   (note 6)..............               -                            -       10,125
Treasury stock
   purchases
   (657,500 shares)......               -                       (3,136)      (3,136)
Amortization of
   deferred
   compensation..........               -                            -          836
                                  -------                      -------      -------
Balance, December 31,
   1998..................         $ 6,696                      $(3,136)     $88,190
                                  =======                      =======      =======

                 See accompanying notes to consolidated financial statements.

                           ADAMS GOLF, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)

                                                                              YEARS ENDED
                                                                              DECEMBER 31,
                                                         ---------------------------------------------------
                                                         1996                     1997                  1998
                                                         ----                     ----                  ----
Cash flows from operating activities:
   Net income (loss)..................................    $13                   $(4,654)              $12,510
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization of property and
        equipment and intangible assets...............     19                       302                 2,204
      Loss on retirement of fixed assets..............      -                       134                   111
      Stock compensation and bonus award..............      -                    10,000                     -
      Amortization of deferred compensation...........      -                         -                   836
      Deferred income taxes...........................      -                      (573)                1,077
      Allowance for doubtful accounts.................     26                       672                   596
      Changes in assets and liabilities:
        Trade receivables.............................   (374)                   (8,067)                5,053
        Inventories...................................   (476)                   (3,812)               (8,825)
        Prepaid expenses..............................      -                      (481)                 (376)
        Income tax receivable.........................      -                         -                (2,088)
        Other current assets..........................      -                      (716)                 (350)
        Other assets..................................   (362)                     (390)               (3,567)
        Accounts payable..............................    (23)                      360                   774
        Income taxes payable..........................      -                     1,021                (1,021)
        Accrued expenses..............................    329                     7,304                (3,218)
                                                       ------                   -------              --------
           Net cash provided by (used in) operating
              activities..............................   (848)                    1,100                 3,716
                                                       ------                   -------              --------
Cash flows from investing activities:
   Purchases of marketable securities.................      -                         -               (34,145)
   Purchase of equipment..............................   (121)                     (770)               (4,258)
                                                       ------                   -------              --------
          Net cash used in investing activities.......   (121)                     (770)              (38,403)
                                                       ------                   -------              --------
Cash flows from financing activities:
   Proceeds from initial public offering..............      -                         -                60,078
   Initial public offering costs......................      -                         -                (1,606)
   Purchase of treasury stock.........................      -                         -                (3,136)
   Proceeds from notes payable and line of credit.....    230                     1,050                 7,135
   Repayment of line of credit borrowings.............      -                      (800)               (6,000)
   Repayment of notes payable.........................      -                       (30)                 (960)
   Issuance of common stock...........................  1,351                       551                   908
                                                       ------                   -------              --------
         Net cash provided by financing activities....  1,581                       771                56,419
                                                       ------                   -------              --------
Net increase in cash and cash equivalents.............    612                     1,101                21,732
Cash and cash equivalents at beginning of year........    243                       855                 1,956
                                                       ------                   -------              --------
Cash and cash equivalents at end of year.............. $  855                   $ 1,956              $ 23,688
                                                       ======                   =======              ========
Supplemental disclosure of cash flow information:
   Interest paid...................................... $    -                   $    70              $     27
                                                       ======                   =======              ========
   Income taxes paid.................................. $    -                   $   356              $  9,298
                                                       ======                   =======              ========
Supplemental disclosure of non-cash financing
   activity-stock issued for professional services
   agreement (note 6)................................. $    -                   $     -              $ 10,125
                                                       ======                   =======              ========
   Exchange of debt for common stock.................. $    -                   $   450              $      -
                                                       ======                   =======              ========

           See accompanying notes to consolidated financial statements.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   (Tables in thousands, except share amounts)

                           December 31, 1997 and 1998

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    GENERAL

              Adams Golf, Inc. (the "Company") was founded in 1987. The Company designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs and provides custom golf club fitting technology. The Company's primary products are fairway woods and drivers that are marketed under the trademarks "Tight Lies" and "SC Series," respectively. The SC Series was introduced in January 1999 and, accordingly, had no sales for the three-year period ended December 31, 1998.

              The consolidated financial statements include the accounts of Adams Golf, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

       (B)    MARKETABLE SECURITIES

              Marketable securities, primarily consisting of governmental and corporate bonds, are managed under agreements with investment managers. The agreements provide terms related to the quality, diversification and maturities of the investments in the managed portfolios. The investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of the related tax effect, reported as other comprehensive income in the consolidated statement of stockholders' equity. The balance sheet classification of the Company's marketable securities is based upon the contractual maturity date of such securities.

       (C)    INVENTORIES

              Inventories are valued at the lower of cost or market and primarily consist of completed golf clubs and component parts. Cost is determined using the first-in, first-out method.

       (D)    PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years.

       (E)    REVENUE RECOGNITION

              The Company records revenue as earned, which generally occurs when the product is shipped.

                       ADAMS GOLF, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Tables in thousands, except share amounts)

                           December 31, 1997 and 1998

       (F)    OTHER ASSETS AND RELATED AMORTIZATION EXPENSE

              Other assets consist primarily of the cost of implementing an enterprise resource planning (ERP) software system, obtaining patents, development costs of an infomercial and various deposits. The ERP software system costs have been capitalized in accordance with AICPA Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, which was adopted by the Company on January 1, 1998. These costs are being amortized using the straight-line method over five years. Patent amortization is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 15 years. Infomercial costs are amortized over a 6 to 24 month period based on the estimated useful life and on revenues generated compared to total estimated revenues resulting from the airing of such infomercials.

       (G)    RESEARCH AND DEVELOPMENT

              Research and development costs consist of all costs incurred in planning, designing and testing of golf equipment, including salary costs related to research and development, and are expensed as incurred.

       (H)    ADVERTISING COSTS

              Advertising costs, other than direct response (infomercial) costs, are expensed as incurred and aggregated approximately $34,000, $8,651,000 and $17,083,000 in 1996, 1997 and 1998, respectively.

       (I)    PRODUCT WARRANTY

              The Company's golf equipment is sold under warranty against defects in material and workmanship for a period of two years. In addition, the Company has a 90 day "no questions asked" return policy applicable to direct response sales. An allowance for estimated future warranty and sales return costs is recorded in the period products are sold.

       (J)    INCOME TAXES

              The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   (Tables in thousands, except share amounts)

                           December 31, 1997 and 1998

       (K)    INCOME (LOSS) PER SHARE

              The weighted average common shares used for basic net income
              (loss) per common share were 11,237,794, 12,519,392, and 20,434,775 for 1996, 1997 and 1998, respectively. The effect of dilutive stock options added 241,520 shares for 1998 for the computation of diluted income per common share. Options to purchase 100,000 shares of common stock which were outstanding during 1998 were not included in the computation of diluted earnings per share as their effect would have been antidilutive. Stock options outstanding in 1996 and 1997 were not considered in the computation of net income (loss) per common share since their effect is either immaterial or antidilutive.

       (L)    FINANCIAL INSTRUMENTS

              The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payable to shareholder approximate fair value, due to the short maturity of these instruments. The carrying amount of marketable securities is based upon quoted market prices.

       (M)    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
              DISPOSED OF

              The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       (N)    COMPREHENSIVE INCOME

              In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and unrealized gains and losses, net of related tax effect, on marketable securities classified as available-for-sale and is presented in the consolidated statement of shareholders' equity.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   (Tables in thousands, except share amounts)

                           December 31, 1997 and 1998

       (O)    STATEMENTS OF CASH FLOWS

              The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents.

       (P)    USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)    MARKETABLE SECURITIES

       Marketable securities consist of the following at December 31, 1998:

                                                                            UNREALIZED         FAIR
                                                          COST                GAINS            VALUE
                                                        --------              -----            -----
       Governmental bonds                               $ 32,342               $229           $ 32,571
       Corporate bonds                                     1,803                  1              1,804
                                                        --------               ----           --------
                                                          34,145                230             34,375
       Less current amounts                              (13,019)               (65)           (13,084)
                                                        --------               ----           --------
       Long-term marketable securities                  $ 21,126               $165           $ 21,291
                                                        ========               ====           ========

       During the year ended December 31, 1998, there were no proceeds from the sale of available-for-sale securities. All marketable securities mature within three years.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   (Tables in thousands, except share amounts)

                           December 31, 1997 and 1998

(3)    TRADE RECEIVABLES

       Trade receivables consist of the following at December 31, 1997 and 1998:

                                                          1997              1998
                                                         ------            ------
       Trade receivables                                 $8,369            $ 3,316
       Allowance for doubtful accounts                     (698)            (1,294)
                                                         ------            -------

                                                         $7,671            $ 2,022
                                                         ======            =======

       During the fourth quarter of 1998, the Company provided retailers an unconditional credit ("Net-down Credit") in connection with the Company's new suggested retail pricing structure. The Net-down Credit, which aggregated approximately $4,300,000, has been reflected as a reduction in net sales and accounts receivable in the Company's consolidated financial statements as of and for the year ended December 31, 1998.

(4)    INVENTORIES

       Inventories consist of the following at December 31, 1997 and 1998:

                                                          1997             1998
                                                         ------           ------
       Finished goods                                    $2,064           $ 2,880
       Component parts                                    2,423            10,432
                                                         ------           -------
                                                         $4,487           $13,312
                                                         ======           =======

(5)    PROPERTY AND EQUIPMENT, NET

       Property and equipment consists of the following at December 31, 1997 and 1998:

                                                         1997             1998
                                                         ----             ----
       Manufacturing equipment                           $ 142            $  244
       Office equipment                                    660             4,112
       Accumulated depreciation and amortization          (198)             (888)
                                                         -----            ------
                                                         $ 604            $3,468
                                                         =====            ======

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   (Tables in thousands, except share amounts)

                           December 31, 1997 and 1998

(6)    PROFESSIONAL SERVICES AGREEMENT

       The professional services agreement consists of a contract entered into by the Company and Nicholas A. Faldo ("Faldo"), a professional golfer, which provides, among other things, for Faldo's endorsement and use of the Company's products, as well as the design, development and testing of new technologies and products. As consideration for such services, Faldo received 900,000 shares of the Company's common stock, which were valued at the fair market value of the stock ($11.25 per share) as of May 1, 1998, the effective date of the agreement. The value of the stock is being amortized over ten years, which represents the estimated period during which the Company will realize benefits under the agreement.

       In addition, Faldo will receive royalty payments representing 5% of net sales outside the U.S., with a minimum annual amount of $1,500,000 beginning in 1999 and increasing ratably to $4,000,000 in 2004.

(7)    OTHER ASSETS, NET

       Other assets, net, consist of the following at December 31, 1997 and 1998:

                                                              1997            1998
                                                             -------         ------
       Enterprise resource planning software                 $     -         $3,618
       Deposits, including amounts for fixed assets
       purchased                                                 381            274
       Infomercial costs                                         233              -
       Patents                                                     9              7
       Other                                                       -             46
                                                             -------         ------
                                                             $   623         $3,945
                                                             =======         ======

(8)    ACCRUED EXPENSES

       Accrued expenses consist of the following at December 31, 1997 and 1998:

                                                              1997            1998
                                                             ------          ------
       Payroll, bonuses and commissions (see note 13)        $5,576          $  476
       Royalties                                                393             506
       Advertising                                              471           1,661
       Product warranty expense and sales return                449             736
       Professional services                                    340             605
       Other                                                    407             434
                                                             ------          ------
                                                             $7,636          $4,418
                                                             ======          ======

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   (Tables in thousands, except share amounts)

                           December 31, 1997 and 1998

(9)    COMMITMENTS AND CONTINGENCIES

       The Company is obligated under certain noncancelable operating leases for manufacturing, warehouse and office space. A summary of the minimum rental commitments under noncancellable leases is as follows:

                        YEARS ENDING
                        DECEMBER 31,
                        -------------
                        1999                                      $687
                        2000                                       717
                        2001                                       732
                        2002                                       767
                        2003                                       785
                        Thereafter                                 262

       Rent expense was approximately $46,000 $104,000 and $472,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

       The Company had outstanding commitments on letters of credit of approximately $144,000 at December 31, 1998, for the purchase of inventory from foreign vendors.

       From time to time, the Company is a party to various legal proceedings arising from the ordinary course of business. While any proceeding has an element of uncertainty, management believes that the final outcome of all matters currently pending will not have a materially adverse effect on the Company's financial position, results of operations or liquidity.

(10)   RETIREMENT PLAN

       In February 1998, the Company adopted the Adams Golf, Ltd. 401(k) Retirement Plan (the "Plan"), which covers substantially all employees. The Company matches 50% of employee contributions up to a maximum of 6% of the employee's compensation. For the year ended December 31, 1998, the Company contributed approximately $74,000 to the Plan.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   (Tables in thousands, except share amounts)

                           December 31, 1997 and 1998

(11)   DEBT

       On February 27, 1998, the Company entered into a $10,000,000 revolving credit facility (the "Facility") bearing interest payable monthly at the bank's prime rate minus 25 basis points (7.50% at December 31, 1998) or LIBOR plus 1.75%, which expired December 31, 1998. Subsequent to December 31, 1998, the Company amended the Facility's maturity date to May 31, 2000 and the interest rate to the bank's prime rate of interest minus 50 basis points or LIBOR plus 1.00%. At December 31, 1998, there were no amounts outstanding under the Facility. The Company pays a commitment fee on the unused portion of the Facility of one-eighth of one percent per annum.

       During the first quarter of 1998, the Company borrowed $1,135,000 in the form of an unsecured note payable to the Chief Executive Officer. The remaining principal balance of the note of $175,000, which bears interest at 5.39%, is due on April 14, 1999.

(12)   INCOME TAXES

       Income tax expense (benefit) for the years ended December 31, 1997 and 1998 consists of the following;

                                                    1997           1998
                                                   ------         ------
       Federal - current                           $1,021         $5,486
       Federal - deferred                            (573)         1,077
       State - current                                134            620
                                                   ------         ------
                                                   $  582         $7,183
                                                   ======         ======

       Actual income tax expense differs from the "expected" income tax expense (benefit) (computed by applying the U.S. federal corporate tax rate of 34% for 1996 and 1997 and 35% for 1998 to income (loss) before income taxes) for the years ended December 31, 1996, 1997 and 1998 as follows:

                                                                 1996          1997            1998
                                                                 ----          ----            ----
       Computed "expected" tax expense (benefit)                 $  4         $(1,384)        $6,892
       State income taxes, net of federal tax benefit               -              89            403
       Non-taxable interest income                                  -               -           (286)
       Stock compensation and bonus award                           -            2,159             -
       Change in valuation allowance for deferred
          tax assets                                               (4)           (338)           (50)
       Other                                                        -              56           (224)
                                                                 ----         -------         ------
                                                                 $  -         $   582         $7,183
                                                                 ====         =======         ======

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   (Tables in thousands, except share amounts)

                           December 31, 1997 and 1998

       The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                                               1997                1998
                                                                               ----                ----
       Deferred tax assets:
          Allowance for bad debts                                              $ 237               $  453
          Research and development costs                                           1                  160
          Net-down credit                                                          -                1,505
          Product warranty and sales returns                                     153                  258
          Obsolete inventory reserve                                               -                   77
          Other reserves                                                           -                   93
          Net operating loss carryforwards                                       311                  275
                                                                               -----               ------

                         Total gross deferred tax assets                         702                2,821
          Less valuation allowance                                               (50)                   -
                                                                               -----               ------

                         Net deferred tax assets                                 652                2,821
                                                                               -----               ------
       Deferred tax liabilities:
          Infomercial costs                                                       79                    -
          Prepaid professional services                                            -                3,308
          Tax/book depreciation difference                                         -                   17
          Unrealized gain on marketable securities                                 -                   81
                                                                               -----               ------
                         Total gross deferred tax liabilities                     79                3,406
                                                                               -----               ------
                         Net deferred tax assets (liabilities)                 $ 573               $ (585)
                                                                               =====               ======

       In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

       The valuation allowance for deferred tax assets at December 31, 1997 was $50,000. The net change in the total valuation allowance for the years ended December 31, 1997 and 1998 was a decrease of $338,000 and $50,000, respectively.

       At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $786,000 which are available to offset future federal taxable income through 2010. The availability of the net operating loss carryforwards to reduce future taxable income is subject to certain limitations. As a result of a change in ownership, utilization of its net operating loss carryforwards is limited to approximately $71,000 per year for the remaining life of the net operating losses.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   (Tables in thousands, except share amounts)

                           December 31, 1997 and 1998

(13)   STOCKHOLDERS' EQUITY

       (A)    INITIAL PUBLIC OFFERING

              The Company completed the sale of 4,000,000 shares of common stock through an initial public offering (the "Offering") on July 15, 1998. The Offering resulted in net proceeds to the Company of approximately $58,000,000 after deducting offering expenses, discounts and commissions. On July 20, 1998, the Company completed the sale of an additional 37,500 shares of common stock in connection with the underwriters' exercise of their option to cover over-allotments, resulting in net proceeds of $500,000.

       (B)    STOCK OPTION PLANS

              In April 1996, the Company adopted the 1996 Stock Option Incentive Plan (the 1996 Stock Option Plan), pursuant to which stock options covering an aggregate of 800,000 shares of the Company's common stock may be granted. Options awarded under the 1996 Stock Option Plan (i) are generally granted at prices that equate to or are above fair market value on the date of the grant; (ii) generally become exercisable over a period of one to four years; and (iii) generally expire five years subsequent to award.

              At December 31, 1998, there were 140,310 shares available for grant under the 1996 Stock Option Plan. The per share weighted-average fair value of stock options granted during 1996 was $0.06, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: Risk-free interest rate, 6%; expected life, two - five years and expected dividend yield, 0%. For the years ended December 31, 1997 and 1998, there were no stock options granted, nor does the Company intend to make future grants, under the 1996 Stock Option Plan.

              In connection with an employment agreement entered into in September 1995 with the Company's Chief Executive Officer, the Company granted options to acquire 1,520,766 shares of common stock at $0.375 per share. Vesting of the stock options was conditioned upon meeting certain revenue and earnings requirements, which were met during 1996 and 1997. Also, the agreement provided for a bonus to be paid to the Chief Executive Officer in an amount equal to the exercise price of the options plus any related income tax due by the Chief Executive Officer upon exercise of the options. The Chief Executive Officer notified the Company of his intent to exercise the options in December 1997 with the shares issued in January 1998. Compensation expense of approximately $214,000 and $2,300,000 was charged to operations in 1996 and 1997, respectively, to recognize the bonus due to the Chief Executive Officer.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   (Tables in thousands, except share amounts)

                           December 31, 1997 and 1998

              In conjunction with a 1996 stock purchase agreement, the Company granted options to a shareholder to acquire an aggregate of 942,632 shares of common stock at option exercise prices ranging from $0.375 to $0.625 per share. During 1997, the shareholder exercised the options for an aggregate exercise price of approximately $550,000.

              In February 1998, the Company adopted the 1998 Stock Incentive Plan ("the 1998 Stock Option Plan"), pursuant to which stock options covering an aggregate of 1,800,000 shares (of which 900,000 were utilized as a direct stock grant to Faldo (see note
              6)) of the Company's common stock may be granted. The Company granted 467,700 options, which generally vest over four years, to employees during 1998 at a weighted average price of $3.39 per share. At December 31, 1998, 541,940 shares remain available for grant, including forfeitures. For financial statement reporting purposes, the 1998 grants were deemed to have fair market values ranging from $3.75 to $11.25 per share at the date of grant. Accordingly, the Company has recorded deferred compensation of approximately $704,000, net of amounts amortized and forfeited, at December 31, 1998. The deferred compensation is being amortized to expense over the vesting period of the options.

              The Company applies Accounting Principles Board Opinion 25 in accounting for its stock plans, and no compensation cost is recognized for its stock options in the consolidated financial statements for those stock options granted at fair market value. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been the pro forma amounts indicated below:

                                                           1996                  1997             1998
                                                          ------                ------           ------
              Net income (loss):
                  As reported                             $   13                $(4,654)         $12,510
                  Pro forma                                  (13)                (4,744)          12,445
              Diluted income (loss) per common share:
                     As reported                          $    -                $ (0.37)         $  0.61
                     Pro forma                                 -                  (0.38)            0.60

              The per share weighted-averages fair value of stock options granted during 1998 under the 1998 Stock Option Plan was $5.22 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: Risk-free interest rate, 6%; expected life, 5 years; and expected dividend yield, 0%.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   (Tables in thousands, except share amounts)

                           December 31, 1997 and 1998

              Pro forma net income (loss) reflects only options granted in 1996, 1997 and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the respective options vesting periods of up to four years.

              A summary of stock option activity follows:

                                                                                               WEIGHTED
                                                                          NUMBER OF            AVERAGE
                                                                            SHARES          EXERCISE PRICE
                                                                         ----------         --------------
                Options outstanding at December 31, 1995                  1,520,766             $0.375
                Options granted                                           1,946,948              1.00
                                                                         ----------             ------
                Options outstanding at December 31, 1996                  3,467,714              0.44
                Options exercised                                          (946,104)             0.583
                                                                         ----------             ------
                Options outstanding at December 31, 1997                  2,521,610              0.375
                Options granted                                             467,700              3.39
                Options exercised                                        (2,479,944)             0.375
                Options forfeited                                          (151,304)             1.91
                                                                         ----------             ------
                Options outstanding at December 31, 1998                    358,062             $3.67
                                                                         ==========             ======

              At December 31, 1998, the exercise prices ranged from $2.50 to $11.25 per share, and the weighted-average remaining contractual life of outstanding options is approximately 4.37 years.

              At December 31, 1997 and 1998, the number of options exercisable was 2,114,492 and 45,000, respectively, and the per share weighted-average exercise price of those options was $0.375 and $2.50, respectively. At December 31, 1998, the remaining contractual life of options exercisable was 4.5 years.

       (C)    STOCK COMPENSATION AWARD

              In December 1997, the Board of Directors of the Company approved a stock compensation award of 2,000,000 shares of common stock to the Chief Executive Officer of the Company. In addition, the Company agreed to pay all income taxes due by the Chief Executive Officer relating to such stock award and related tax bonus. Aggregate compensation of $12,542,000 (including $2,542,000 for estimated taxes) was recorded by the Company during the year ended December 31, 1997 based on the fair market value of the stock.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   (Tables in thousands, except share amounts)

                           December 31, 1997 and 1998

       (D)    NOTE WITH SHAREHOLDER CONVERTED TO STOCK

              The Company borrowed $200,000 from a shareholder in October 1996 and an additional $250,000 from the same shareholder in 1997. The aggregate notes payable balance of $450,000 was converted into 450,000 shares of the Company's stock in September 1997.

       (E)    STOCK SPLIT AND AUTHORIZED CLASSES OF STOCK

              Effective April 29, 1998, the stockholders of the Company authorized a two-for-one stock split for holders of record on May 1, 1998. The stock split has been reflected in the accompanying consolidated financial statements and, accordingly, all applicable dollar, share and per share amounts have been restated to reflect the stock split. In addition, the stockholders of the Company also approved an increase in the number of authorized shares of Common Stock to 50,000,000 and established a class of preferred stock with a par value of $.01 per share and authorized shares of 5,000,000.

       (F)    COMMON STOCK REPURCHASE PROGRAM

              In October 1998, the Board of Directors approved a plan whereby the Company is authorized to repurchase from time to time on the open market up to 2,000,000 shares of its common stock. At December 31, 1998, the Company had repurchased 657,500 shares of common stock at an average price per share of $4.77 for a total cost of approximately $3,136,000 and the repurchased shares are held in treasury.

(14)   GEOGRAPHIC SEGMENT AND DATA

       In 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

       The Company generates substantially all revenues from the design, manufacturing, marketing and distribution of premium quality, technologically innovative golf clubs. The Company's products are distributed in both domestic and international markets. Net sales for these markets consisted of the following for the years ended December 31, 1996, 1997 and 1998:

                                              1996              1997                  1998
                                             ------            -------              -------
         United States                       $2,922            $35,808              $73,580
         Rest of World                          600                882               11,031
                                             ------            -------              -------
                                             $3,522            $36,690              $84,611
                                             ======            =======              =======

       At December 31, 1998, the Company has no assets outside of the United States.

(15)   SUBSEQUENT EVENT

       In February 1999, the Company signed a letter of intent to acquire certain assets of its exclusive distributor for the United Kingdom, which is majority owned by Faldo. Consideration will include approximately $200,000 in cash and a contingent cash payment of $200,000 due at the end of 1999 based upon the achievement of certain minimum levels of operating results.

SCHEDULE II

                                        ADAMS GOLF, INC.
                                VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998

                                      (DOLLARS IN THOUSANDS)

                                                            ADDITIONS
                                                    ---------------------------
                                     BALANCE AT     CHARGED TO      CHARGED TO                      BALANCE AT
                                     BEGINNING      COSTS AND          OTHER                          END OF
          DESCRIPTION                OF PERIOD       EXPENSES        ACCOUNTS      DEDUCTIONS(1)      PERIOD
--------------------------------     -----------    -----------    ------------    -------------    -----------
Allowance for doubtful accounts:

    Year ended December 31, 1996       $  -              51              -               25          $   26


    Year ended December 31, 1997         26             739              -               67             698


    Year ended December 31, 1998        698           1,464              -              868           1,294


Product Warranty and Sales Returns:

    Year ended December 31, 1996         -                2              -                2               -


    Year ended December 31, 1997         -            1,808              -            1,359             449


    Year ended December 31, 1998      $449            5,476              -            5,189          $  736

(1) Represents uncollectable accounts charged against the allowance for doubtful accounts and actual costs incurred for warranty repairs and sales returns.