Form 10-Q
period 1999-03-31
ADAMS GOLF INC
filed 1999-05-14
CIK 1059763

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,480,071 on May 10, 1999.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I   FINANCIAL STATEMENTS                                                        Page
                                                                                     ----
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                      December 31, 1998 and March 31, 1999 (unaudited)                 3

                  Unaudited Condensed Consolidated Statements of Operations -
                      Three months ended March 31, 1998 and 1999                       4

                  Unaudited Condensed Consolidated Statement of Stockholders'
                      Equity - Three months ended March 31, 1999                       5

                  Unaudited Condensed Consolidated Statements of Cash Flows -
                      Three months ended March 31, 1998 and 1999                       6

                  Notes to Unaudited Condensed Consolidated Financial
                      Statements                                                      7-9

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                            10-14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk          N/A


PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                    15

         Item 2.  Changes in Securities and Use of Proceeds                           N/A

         Item 3.  Defaults Upon Senior Securities                                     N/A

         Item 4.  Submissions of Matters to a Vote of Security Holders                N/A

         Item 5.  Other Information                                                   N/A

         Item 6.  Exhibits and Reports on Form 8-K                                     15

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                 DECEMBER 31,        MARCH 31,
                                                                                     1998              1999
                                                                                 ------------      -----------
                                                                                                   (UNAUDITED)
Current assets:
   Cash and cash equivalents .................................................     $ 23,688         $ 15,493
   Marketable securities (note 2) ............................................       13,084           14,473
   Trade receivables, net of allowance for doubtful accounts
      of $1,294 and $1,023 (unaudited) in 1998 and 1999,
      respectively ...........................................................        2,022            3,633
   Inventories (note 3) ......................................................       13,312           13,561
   Prepaid expenses ..........................................................          885            1,926
   Income tax receivable .....................................................        2,088            2,371
   Deferred income tax assets ................................................        2,386            1,484
   Other current assets ......................................................        1,287            1,498
                                                                                   --------         --------
      Total current assets ...................................................       58,752           54,439
Property and equipment, net ..................................................        3,468            7,851
Marketable securities (note 2) ...............................................       21,291           23,345
Professional services agreement (note 4) .....................................        9,450            9,197
Other assets, net ............................................................        3,945              312
                                                                                   --------         --------
                                                                                   $ 96,906         $ 95,144
                                                                                   ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable to shareholder ...............................................     $    175         $    175
   Accounts payable ..........................................................        1,152            2,777
   Accrued expenses ..........................................................        4,418            4,497
                                                                                   --------         --------
      Total current liabilities ..............................................        5,745            7,449

Deferred income tax liabilities ..............................................        2,971            2,784
                                                                                   --------         --------
      Total liabilities ......................................................        8,716           10,233
                                                                                   --------         --------

Stockholders' equity:
   Preferred stock, $0.01 par value; authorized 5,000,000
      shares; none issued and outstanding ....................................          -                -
   Common stock, $.001 par value; authorized
      50,000,000 shares; 23,136,782 and 23,137,571 shares
      issued and 22,479,282 and 22,480,071 shares
      outstanding at December 31, 1998 and March 31, 1999,
      respectively ...........................................................           23               23
   Additional paid-in capital ................................................       85,183           85,182
   Common stock subscription .................................................          (22)             (22)
   Deferred compensation .....................................................         (704)            (636)
   Accumulated other comprehensive income ....................................          150              118
   Retained earnings .........................................................        6,696            3,382
   Treasury stock, 657,500 shares, at cost ...................................       (3,136)          (3,136)
                                                                                   --------         --------
      Total stockholders' equity .............................................       88,190           84,911


                                                                                   --------         --------
                                                                                   $ 96,906         $ 95,144
                                                                                   ========         ========

See accompanying notes to unaudited condensed consolidated financial statements.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                    Three Months Ended
                                                         March 31,
                                                 -------------------------
                                                   1998             1999
                                                 --------         --------
Net sales ..................................     $ 24,511         $  8,558
Cost of goods sold .........................        5,863            3,191
                                                 --------         --------
        Gross profit .......................       18,648            5,367
                                                 --------         --------

Operating expenses:
   Research and development expenses .......          197              469
   Selling and royalty expenses ............        6,248            8,908
   General and administrative expenses:
      Provision for bad debts ..............          466              100
      Other ................................        2,865            1,988
                                                 --------         --------
        Total operating expenses ...........        9,776           11,465
                                                 --------         --------
        Operating income (loss) ............        8,872           (6,098)

Other income (expense):
   Interest income .........................           10              544
   Interest expense ........................           (9)             (10)
   Other ...................................         (100)             -
                                                 --------         --------
        Income (loss) before income taxes ..        8,773           (5,564)

Income tax expense (benefit) ...............        3,130           (2,250)
                                                 --------         --------
        Net income (loss) ..................     $  5,643         $ (3,314)
                                                 ========         ========

Income (loss) per common share (note 5):
   Basic ...................................     $   0.32         $  (0.15)
                                                 ========         ========
   Diluted .................................     $   0.31         $  (0.15)
                                                 ========         ========


See accompanying notes to unaudited condensed consolidated financial statements.

                       ADAMS GOLF, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                        THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

                                   Shares of             Additional      Common                     Accumulated Other
                                    Common      Common    Paid-in        Stock         Deferred       Comprehensive     Retained
                                     Stock      Stock     Capital     Subscription   Compensation        Income         Earnings
                                     -----      -----     -------     ------------   ------------        ------         --------
Balance, December 31, 1998....    23,136,782    $   23     85,183        $  (22)       $  (704)          $  150         $  6,696

Comprehensive income:
   Net loss ..................           -          -         -              -              -              -              (3,314)
   Other comprehensive
   income, net of tax -
   unrealized loss on
   marketable securities .....           -          -         -              -              -               (32)             -

Comprehensive loss ...........           -          -         -              -              -              -                 -


Stock option forfeiture ......           -          -          (3)           -               3             -                 -
Exercise of stock options ....           789        -           2            -              -              -                 -
Amortization  of deferred
   compensation ..............           -          -         -              -              65             -                 -
                                  ----------    ------    -------        ------        -------           ------         --------
Balance, March 31, 1999 ......    23,137,571    $   23    $85,182        $  (22)       $  (636)          $  118         $  3,382
                                  ==========    ======    =======        ======        =======           ======         ========


                                                       Cost of       Total
                                    Comprehensive     Treasury    Stockholders'
                                        Income         Stock         Equity
                                        ------         -----         ------

Balance, December 31, 1998....        $     -        $ (3,136)      $  88,190

Comprehensive income:
   Net loss ..................           (3,314)                       (3,314)
   Other comprehensive
   income, net of tax -
   unrealized loss on
   marketable securities .....              (32)                          (32)
                                      ---------
Comprehensive loss ...........        $  (3,346)                         -
                                      =========
Stock option forfeiture ......              -                            -
Exercise of stock options ....              -                               2
Amortization  of deferred
   compensation ..............              -                              65
                                                     --------       ---------
Balance, March 31, 1999 ......                       $ (3,136)      $  84,911
                                                     ========       =========


See accompanying notes to unaudited condensed consolidated financial statements.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                -------------------------
                                                                  1998              1999
                                                                --------         --------
Cash flows from operating activities:
   Net income (loss) ......................................     $  5,643         $ (3,314)
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
      Depreciation and amortization of property and
        equipment and intangible assets ...................          219              755
      Loss on retirement of fixed assets ..................          100              -
      Amortization of deferred compensation ...............          -                 65
      Deferred income taxes ...............................         (138)             732
      Allowance for doubtful accounts .....................        1,127             (271)
      Changes in assets and liabilities:
        Trade receivables .................................       (8,164)          (1,340)
        Inventories .......................................       (1,073)            (249)
        Prepaid expenses ..................................         (597)          (1,041)
        Income tax receivable .............................          -               (283)
        Other current assets ..............................          363             (211)
        Other assets ......................................          249             (140)
        Accounts payable ..................................          992            1,625
        Federal income taxes payable ......................        1,919              -
        Accrued expenses ..................................       (2,106)              79
                                                                --------         --------
           Net cash used in operating  activities .........       (1,466)          (3,593)
                                                                --------         --------

Cash flows from investing activities:
   Purchases of marketable securities .....................          -             (3,492)
   Purchase of equipment ..................................       (1,721)          (1,112)
                                                                --------         --------
           Net cash used in investing activities ..........       (1,721)          (4,604)
                                                                --------         --------

Cash flows from financing activities:
   Proceeds from notes payable and line of credit .........        4,635              -
   Repayment of line of credit borrowings .................       (3,500)             -
   Issuance of common stock ...............................          700                2
                                                                --------         --------
           Net cash provided by financing activities ......        1,835                2
                                                                --------         --------

Net decrease in cash and cash equivalents .................       (1,352)          (8,195)
Cash and cash equivalents at beginning of period ..........        1,956           23,688
                                                                --------         --------
Cash and cash equivalents at end of period ................     $    604         $ 15,493
                                                                ========         ========

Supplemental disclosure of cash flow information:
   Interest paid ..........................................     $      9         $     33
                                                                ========         ========
   Income taxes paid ......................................     $  1,294         $     26
                                                                ========         ========


See accompanying notes to unaudited condensed consolidated financial statements.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Adams Golf, Inc. (the "Company") for the three month periods ended March 31, 1998 and 1999 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's 1998 Annual Report on Form 10-K filed with the SEC on March 29, 1999.

The Company, founded in 1987, designs, manufactures, markets, and distributes premium quality, technologically innovative golf clubs and provides custom golf club fitting technology. The Company's primary products are fairway woods and drivers that are marketed under the trademarks "Tight Lies" and "SC Series," respectively.

2.  MARKETABLE SECURITIES

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

Marketable securities consist of the following (in thousands):

                                             DECEMBER 31, 1998
                                     ----------------------------------
                                                 UNREALIZED     FAIR
                                        COST       GAINS        VALUE
                                     ---------   ----------   ---------
Governmental bonds                   $  32,342     $  229     $  32,571
Corporate bonds                          1,803          1         1,804
                                     ---------     ------     ---------
                                        34,145        230        34,375
Less current amounts                   (13,019)       (65)      (13,084)
                                     ---------     ------     ---------
Long-term marketable securities      $  21,126     $  165     $  21,291
                                     =========     ======     =========

                                               MARCH 31, 1999
                                                 (UNAUDITED)
                                     ----------------------------------
                                                 UNREALIZED     FAIR
                                        COST       GAINS        VALUE
                                     ---------   ----------   ---------

Governmental bonds                   $  35,834     $  180     $  36,014
Corporate bonds                          1,803          1         1,804
                                     ---------     ------     ---------
                                        37,637        181        37,818

Less current amounts                   (14,430)       (43)      (14,473)
                                     ---------     ------     ---------

Long-term marketable securities      $  23,207     $  138     $  23,345
                                     =========     ======     =========

During the three months ended March 31, 1999, there were no proceeds from the sale of available-for-sale securities. All marketable securities mature within three years.

3.  INVENTORIES

Inventories consist of the following (in thousands):

                                             DECEMBER 31,       MARCH 31,
                                                1998              1999
                                             -----------       -----------
                                                               (UNAUDITED)
         Finished goods                        $2,880           $ 3,241
         Component parts                       10,432            10,320
                                               ------           -------
                                              $13,312           $13,561
                                              =======           =======

4.  PROFESSIONAL SERVICES AGREEMENT

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

5.  INCOME (LOSS) PER SHARE

The weighted average common shares used for determining basic income (loss) per common share were 17,662,189 and 22,479,436 for the three months ended March 31, 1998 and 1999, respectively. The effect of dilutive stock options added 678,263 shares for the three months ended March 31, 1998, for the computation of diluted income per common share. The effect of stock options in 1999 was antidilutive.

6.  GEOGRAPHIC SEGMENT AND DATA

In 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

The Company generates substantially all revenues from the design, manufacturing, marketing and distribution of premium quality, technologically innovative golf clubs. The Company's products are distributed in both domestic and international markets. Net sales for these markets consisted of the following (in thousands):

                                 THREE MONTHS ENDED MARCH 31,
                                 ----------------------------
                                    1998               1999
                                 ---------           --------
                                          (UNAUDITED)
  United States                  $  23,111           $  7,294
  Rest of World                      1,400              1,264
                                 ---------           --------
                                 $  24,511           $  8,558
                                 =========           ========


At March 31, 1999, the Company has no assets outside of the United States.

7.  NEW ACCOUNTING PRONOUNCEMENTS

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

8.  ACQUISITION

On April 30, 1999, the Company acquired certain assets and assumed certain liabilities of its exclusive distributor for the United Kingdom, which was majority owned by Faldo. Consideration for these assets included approximately $229,000 in cash and a contingent cash payment of $200,000 due at the end of 1999 based upon the achievement of certain minimum levels of operating results. As the acquisition occurred subsequent to March 31, 1999, the condensed consolidated financial statements do not reflect any activity related to the acquisition.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998.

OVERVIEW

The Company designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs. Founded in 1987, the Company operated initially as a components supplier and contract manufacturer. Thereafter, the Company established its custom fitting operation which currently services a network of over 100 certified custom fitting accounts. In the fall of 1995, the Company introduced the original Tight Lies fairway wood and, in December 1996, the Company extended the Tight Lies line to include the Tight Lies Strong 3, Strong 5 and Strong 7, with the Tight Lies Strong 9 being introduced in January 1998. Sales of the Tight Lies line of products increased significantly subsequent to the second quarter of 1997 when the Company launched an infomercial relating to the original Tight Lies fairway wood. To further enhance the Tight Lies line of products, the Company introduced the Strong 2 Tour Brassie and the Strong 11 in late August 1998. The Company introduced the SC Series Titanium drivers and the Faldo Series wedges in January 1999. Sales of these new products were not significant during the three months ended March 31, 1999. The Company's net sales are primarily derived from sales to on-and off-course golf shops and selected sporting goods retailers and, to a lesser extent, direct sales to consumers, international distributors and the Company's custom fitting accounts.

The Company believes that during the second half of 1998, the golf industry experienced declining sales, which situation stabilized somewhat during the first quarter of 1999. No assurances can be given that demand for the Company's current products or the introduction of new products will allow the Company to achieve historical levels of sales in the future.

The Company does not currently manufacture the components required to assemble its golf clubs, relying instead on various component suppliers. Fairway wood components are each available from multiple suppliers. Currently, however, certain components for the new SC Series Titanium drivers and the Faldo Series wedges are produced by a single supplier. Costs of the Company's current Tight Lies line of fairway woods, new SC Series Titanium drivers and Faldo Series wedges consist primarily of component parts, including the head, shaft and grip. To a lesser extent, the Company's cost of goods sold includes labor and occupancy costs in connection with the inspection, testing and assembly of component parts at its facility in Plano, Texas.

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

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                              --------------------
                                               1998          1999
                                              -----          -----
Net sales                                     100.0%         100.0%
Cost of goods sold                             23.9           37.3
                                              -----          -----
     Gross profit                              76.1           62.7
Operating expenses                             39.9          134.0
                                              -----          -----
     Operating income (loss)                   36.2          (71.3)
Interest income                                 -              6.2
Other income                                   (0.4)           -
                                              -----          -----
     Income (loss) before income taxes         35.8          (65.1)
Income tax expense (benefit)                   12.8          (26.3)
                                              =====          =====
Net income (loss)                              23.0          (38.8)
                                              =====          =====

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net sales decreased to $8.6 million for the three months ended March 31, 1999 from $24.5 million for the comparable period of 1998, primarily due to high levels of Tight Lies fairway wood inventory at retailers and the implementation of a new pricing structure which resulted in lower suggested retail prices and consequently lower wholesale prices to retail customers. Management believes that by March 31, 1999 retail inventories had been reduced to levels appropriate for the Company's market share, a situation that should result in re-stocking orders during subsequent periods. Also, during the three months ended March 31, 1999, net sales do not include a material amount of revenues from the SC Series Titanium drivers due to delays in the manufacture of certain component parts. These manufacturing delays have been largely resolved, and the Company expects to eliminate the resulting backlog of orders for these new products during the second quarter of 1999. See "Certain Business Considerations" below. Net sales of the Tight Lies line of fairway woods were $7.6 million, or 88.4% of net sales, for the three months ended March 31, 1999 compared to $23.8 million, or 97.3% of net sales, for the three months ended March 31, 1998. Net sales of other product lines for the three months ended March 31, 1999 increased to $1.0 million from $0.7 million for the comparable period of 1998, and increased as a percentage of net sales to 11.6% from 2.9%, respectively. Net sales of the Company's products outside the U.S. decreased to $1.3 million for the three months ended March 31, 1999 from $1.4 million for the three months ended March 31, 1998, but increased as a percentage of net sales to 15.1% from 5.7%, respectively.

Cost of goods sold decreased to $3.2 million for the three months ended March 31, 1999 from $5.9 million for the comparable period of 1998, and increased as a percentage of net sales to 37.3% from 23.9%, respectively, primarily due to lower average selling prices during the three months ended March 31, 1999 resulting from the Company's new suggested retail pricing structure and customer rebate program, an increase of sales to retailers compared to sales to direct consumers, increased overhead costs resulting from a larger, leased production facility and due to costs associated with the serialization of all fairway woods and drivers.

Operating expenses are comprised primarily of selling and royalty expenses, general and administrative expenses, and, to a lesser extent, research and development expenses. Selling and royalty expenses increased to $8.7 million for the three months ended March 31, 1999 from $6.2 million for the comparable period of 1998 as a result of hiring additional employees and increased marketing and advertising efforts. During the three months ended March 31, 1999, the Company advertised extensively utilizing both television and print media in order to promote the introduction of the SC Series Titanium driver and to promote sell-through of the Tight Lies inventory at retailers. General and administrative expenses, including provisions for bad debts, decreased to $2.1 million, or 24.4% as a percentage of net sales, for the three months ended March 31, 1999 from $3.3 million, or 13.5% as a percentage of net sales, for the comparable period ended March 31, 1998, primarily due to elimination of incentive compensation, a decrease in the use of outside services, and a reduction in bad debt expense as a result of increased collection efforts. Research and development expenses for the three months ended March 31, 1999 increased to $0.5 million from $0.2 million for the same period in 1998, and increased as a percentage of net sales to 5.5% from 1.0%, primarily due to the addition of employees and tooling expenses associated with the development of new products.

As a result of the above changes, operating loss was $6.1 million for the three months ended March 31, 1999 compared to operating income of $8.9 million for the comparable period of 1998.

The effective tax rate for the three months ended March 31, 1999 was 40.4% compared to 35.7% for the comparable period in the prior year. The income tax benefit of $2.2 million for the three months ended March 31, 1999 results primarily from tax losses, including non-taxable interest income, which are available to the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $15.5 million at March 31, 1999 from $23.7 million at December 31, 1998, primarily as a result of $3.6 million used in operations and $4.6 million used for investing activities. The decrease in cash flows provided by operations was primarily a result of the net loss. Primary uses of operating cash flows were increases in trade receivables and prepaid expenses of $1.3 million and $1.0 million, respectively, for the three months ended March 31, 1999, which was offset by a $1.6 million increase in accounts payable related to increased advertising expenditures. The increase in trade receivables is primarily the result of an increase in sales near the end of the three month period ended March 31, 1999, and the increase in prepaid expenses is the result of prepayments of advertising, inventory and insurance.

During the fourth quarter of 1998, the Company granted to retailers an unconditional credit, which aggregated $4.3 million, in connection with the Company's new suggested retail pricing structure. The unconditional credit reduced cash flows from operations by $2.1 million during the three months ended March 31, 1999. Cash flows during the second quarter of 1999 will also be negatively impacted by the unconditional credit which the Company expects to be fully utilized by June 30, 1999. The Company does not expect additional changes to its wholesale pricing structure during the remainder of 1999.

Cash used in investing activities of $4.6 million for the three months ended March 31, 1999 is primarily related to purchases of marketable securities, which approximated $3.5 million, and purchases of computer equipment and software, which approximated $1.1 million. The Company anticipates making capital expenditures in the ordinary course of business of approximately $1.0 million in the balance of 1999, which includes additional information system enhancements and additional research and development equipment.

Working capital approximated $47.0 million at March 31, 1999 compared to $53.0 million at December 31, 1998.

The Company has a $10.0 million revolving credit facility, which expires on May 31, 2000. At March 31, 1999, the Company had no outstanding borrowings under this facility. Borrowings under the Company's revolving credit facility agreement bear interest at rates based on the lending bank's general refinance rate of interest or certain LIBOR rates of interest. During the first quarter of 1998, the Company borrowed approximately $1.1 million in the form of a note payable to the Company's founder, Chief Executive Officer and President to be used for working capital purposes. The remaining principal amount of the note (approximately $175,000 at March 31, 1999) was paid April 14, 1999 at an interest rate of 5.39% per annum.

The Company is not aware of any event or trend which would potentially affect its liquidity. In the event such a trend would develop, the Company believes that projected cash flows from operations, current cash reserves and the revolving credit facility would be sufficient to meet operating needs and capital expenditures for at least the next 12 months.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Golf generally is regarded as a warm weather sport and sales of golf equipment historically have been strongest during the second and third quarters, with the weakest sales occurring during the fourth quarter. In addition, sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions. A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's future results of operations could be affected by a number of other factors, such as unseasonal weather patterns; demand for and market acceptance of the Company's existing and future products; new product introductions by the Company's competitors; competitive pressures resulting in lower than expected average selling prices; and the volume of orders that are received and that can be fulfilled in a quarter. Any one or more of these factors could result in the Company failing to achieve its expectations as to future sales or net income. See "Forward Looking Statements" below.

YEAR 2000 READINESS DISCLOSURE

The year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing the dates beginning in the year 2000. The Company relies on its internal information technology systems in operating and monitoring many significant aspects of its business, including financial systems, customer services, infrastructure and network and telecommunications equipment. The Company also relies directly and indirectly on the systems of external business enterprises such as suppliers, customers, creditors, financial organizations and domestic and international governments. The Company has established an enterprise-wide program to prepare its computer systems and applications for the year 2000 and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Company's legacy information system, as well as the information system currently being implemented, are certified as Year 2000 compliant. The Company substantially completed an inventory of all information technology and non-information technology equipment as of December 31, 1998 and anticipates that the majority of its remediation plan will be completed by June 30, 1999. The Company expects that all systems critical to the conduct of the Company's operations will be Year 2000 compliant prior to the end of the 1999 calendar year.

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

The Company does not believe the costs related to the Year 2000 compliance project will be material to its financial position or results of operations. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. Unanticipated failures by critical vendors, as well as failure by the Company to execute its own remediation plans, could have a material adverse effect on the cost of the project, its completion date, and the Company's results of operations and financial position. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risk.

CERTAIN BUSINESS CONSIDERATIONS

The Company's growth and success depend, in large part, on its ability to successfully develop and introduce new products accepted in the marketplace. Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection. No assurance can be given that the Company's new SC Series Titanium drivers, Faldo Series wedges or other new products will meet with market acceptance. Failure by the Company to identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company's future growth and profitability.

The Company's ability to compete effectively in the golf club market is also dependent on its ability to maintain the proprietary nature of its technologies and products. Although the Company currently has one or more patents pending with respect to its new products and/or the proprietary technologies underlying such products, no assurance can be given that patents will ultimately be issued or of the benefits of protection afforded thereby. Policing unauthorized use of the Company's intellectual property rights can be difficult and expensive, and while the Company takes appropriate action whenever it discovers any of its products or designs have been copied, knock-offs and counterfeit products are a persistent problem in the performance-oriented golf club industry.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains "forwarding-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "expect," "should" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, product development; product introductions; manufacturing difficulties; market and retailer demand and acceptance of products; the impact of changing economic conditions; business conditions in the golf industry; reliance on third parties including suppliers; the impact of market peers and their products; the actions of competitors, including pricing; risks concerning future technology; Year 2000 readiness and one time events and other factors detailed in the Company's prospectus and other Securities and Exchange Commission filings. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein. The Company does not intend to update these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is a party to certain lawsuits and administrative proceedings arising in the ordinary course of business. The Company evaluates such lawsuits and proceedings on a case-by-case basis, and its policy is to vigorously contest any such claims which it believes are without merit. Based upon information presently available to the Company, management believes that the ultimate resolution of such pending matters will not materially adversely effect the Company's business, financial position, results of operations or liquidity.

ITEM 6(a). EXHIBITS

See exhibit index at page 16.

ITEM 6(b). REPORTS ON FORM 8-K

None.





SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereonto duly authorized.

                                       ADAMS GOLF, INC.

Date:  May 14, 1999                    By: /s/ B. H. (Barney) Adams
                                          --------------------------------------------------
                                          B. H. (Barney) Adams, Chairman of the Board,
                                          Chief Executive Officer and President

Date:  May 14, 1999                    By: /s/ Darl P. Hatfield
                                          --------------------------------------------------
                                          Darl P. Hatfield,
                                          Senior Vice President - Finance and Administration
                                          and Chief Financial Officer

                                               EXHIBIT INDEX


Exhibit           Description                                        Location
-------           -----------                                        --------
Exhibit 3.1       Amended and Restated Certificate of                Incorporated by reference to Form S-1
                  Incorporation                                      (Exhibit 3.1)
Exhibit 3.2       Amended and Restated By-laws                       Incorporated by reference to Form S-1
                                                                     (Exhibit 3.2)
Exhibit 4.1       1998 Stock Incentive Plan of the Company           Incorporated by reference to Form S-1
                  dated February 26, 1998                            (Exhibit 4.1)
Exhibit 4.2       1996 Stock Option Plan dated April 10, 1998        Incorporated by reference to Form S-1
                                                                     (Exhibit 4.2)
Exhibit 4.3       Adams Golf, Ltd. 401(k) Retirement Plan            Incorporated by reference to Form S-1
                                                                     (Exhibit 4.4)
Exhibit 4.4       1999 Non-Employee Director Plan of                 Incorporated by reference to the 1999
                  Adams Golf, Inc.                                   Proxy Statement
Exhibit 10.1      Agreement between the Company and Nick             Incorporated by reference to Form S-1
                  Faldo, dated April 22, 1998                        (Exhibit 10.1)
Exhibit 10.2      Revolving Credit Agreement dated February
                  26, 1999, between Adams Golf Direct
                  Response, Ltd., Adams Golf, Ltd. and
                  NationsBank of Texas N.A. and related              Incorporated by reference to Form 10-K
                  promissory note and guaranty                       (Exhibit 10.2)
Exhibit 10.3      Commercial Lease Agreement dated
                  December 5, 1997, between Jackson-Shaw             Incorporated by reference to Form S-1
                  Technology Center II, Ltd. and the Company         (Exhibit 10.3)
Exhibit 10.4      Commercial Lease Agreement dated April 6,
                  1998, between Jackson-Shaw Technology              Incorporated by reference to Form S-1
                  Center II, Ltd. and the Company                    (Exhibit 10.4)
Exhibit 10.5      Letter agreement dated April 13, 1998,             Incorporated by reference to Form S-1
                  between the Company and Darl P. Hatfield           (Exhibit 10.5)
Exhibit 11.1      Computation of Earnings Per Share                  Included in this filing
Exhibit 27.1      Financial Data Schedule                            Included in this filing