Form 10-Q
period 1999-06-30
ADAMS GOLF INC
filed 1999-08-16
CIK 1059763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,480,071 on August 12, 1999.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I            FINANCIAL STATEMENTS                                                             Page
                                                                                                   ----
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                      December 31, 1998 and June 30, 1999 (unaudited)                                3

                  Unaudited Condensed Consolidated Statements of Operations -
                      Three and six months ended June 30, 1998 and 1999                              4

                  Unaudited Condensed Consolidated Statement of Stockholders' Equity -
                      Six months ended June 30, 1999                                                 5

                  Unaudited Condensed Consolidated Statements of Cash Flows -
                      Six months ended June 30, 1998 and 1999                                        6

                  Notes to Unaudited Condensed Consolidated Financial
                      Statements                                                                    7-9

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                          10-15

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                        N/A

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                 16

         Item 2.  Changes in Securities and Use of Proceeds                                         N/A

         Item 3.  Defaults Upon Senior Securities                                                   N/A

         Item 4.  Submissions of Matters to a Vote of Security Holders                              17

         Item 5.  Other Information                                                                 N/A

         Item 6.  Exhibits and Reports on Form 8-K                                                  17

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                     ASSETS

                                                                  DECEMBER 31,        JUNE 30,
                                                                      1998             1999
                                                                  ------------      -----------
                                                                                    (UNAUDITED)
Current assets:
   Cash and cash equivalents.................................       $ 23,688          $ 14,183
   Marketable securities (note 2)............................         13,084            10,315
   Trade receivables, net of allowance for doubtful accounts
      of $1,294 and $1,025 (unaudited) in 1998 and 1999,
      respectively ..........................................          2,022            13,171
   Inventories (note 3)......................................         13,312            14,332
   Prepaid expenses..........................................            885               816
   Income tax receivable.....................................          2,088             2,104
   Deferred income tax assets................................          2,386             1,395
   Other current assets......................................          1,287             1,886
                                                                    --------          --------
      Total current assets...................................         58,752            58,202
Property and equipment, net..................................          3,468             7,895
Marketable securities (note 2)...............................         21,291            22,604
Professional services agreement (note 4) ....................          9,450             8,944
Other assets, net............................................          3,945               541
                                                                    --------          --------
                                                                    $ 96,906          $ 98,186
                                                                    --------          --------
                                                                    --------          --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable to shareholder...............................       $    175          $     --
   Accounts payable..........................................          1,152             2,175
   Accrued expenses..........................................          4,418             7,422
                                                                    --------          --------
      Total current liabilities..............................          5,745             9,597
Deferred income tax liabilities..............................          2,971             2,823
                                                                    --------          --------
      Total liabilities......................................          8,716            12,420
                                                                    --------          --------

Stockholders' equity:
   Preferred stock, $0.01 par value; authorized 5,000,000
      shares; none issued and outstanding....................             --                --
   Common stock, $.001 par value; authorized
      50,000,000 shares; 23,136,782 and 23,137,571 shares
      issued and 22,479,282 and 22,480,071 shares
      outstanding at December 31, 1998 and June 30, 1999,
      respectively...........................................             23                23
   Additional paid-in capital................................         85,183            85,182
   Common stock subscription.................................            (22)              (22)
   Deferred compensation.....................................           (704)             (592)
   Accumulated other comprehensive income....................            150                18
   Retained earnings ........................................          6,696             4,293
   Treasury stock, 657,500 shares, at cost ..................         (3,136)           (3,136)
                                                                    --------          --------
      Total stockholders' equity.............................         88,190            85,766

Contingencies (note 8)
                                                                    --------          --------
                                                                    $ 96,906          $ 98,186
                                                                    --------          --------
                                                                    --------          --------

See accompanying notes to unaudited condensed consolidated financial statements.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                           Three Months Ended         Six Months Ended
                                                                  June 30,                June 30,
                                                           -------------------      --------------------
                                                             1998        1999          1998       1999
                                                           -------     -------       -------     -------
Net sales.....................................             $33,817     $25,516       $58,328     $34,074
Cost of goods sold............................               7,763       8,019        13,625      11,210
                                                           -------     -------       -------     -------
        Gross profit..........................              26,054      17,497        44,703      22,864
                                                           -------     -------       -------     -------

Operating expenses:
   Research and development expenses..........                 467         511           664         980
   Selling and royalty expenses...............              11,139      13,162        17,387      22,070
   General and administrative expenses:
      Provision for bad debts.................                 180         100           646         200
      Other...................................               3,512       2,597         6,377       4,585
                                                           -------     -------       -------     -------

        Total operating expenses..............              15,297      16,370        25,074      27,835
                                                           -------     -------       -------     -------

        Operating income (loss)...............              10,757       1,127        19,629      (4,971)

Other income (expense):
   Interest income............................                  23         355            34         900
   Interest expense...........................                 (34)        (10)         (145)        (20)
                                                           -------     -------       -------     -------

        Income (loss) before income taxes.....              10,746       1,472        19,518      (4,091)
Income tax expense (benefit) .................               4,089         562         7,219      (1,688)
                                                           -------     -------       -------     -------

        Net income (loss).....................             $ 6,657     $   910       $12,299     $(2,403)
                                                           -------     -------       -------     -------
                                                           -------     -------       -------     -------

Income (loss) per common share (note 5):
   Basic......................................             $  0.35     $  0.04       $  0.68     $ (0.11)
                                                           -------     -------       -------     -------
                                                           -------     -------       -------     -------

   Diluted....................................             $  0.35     $  0.04       $  0.66     $ (0.11)
                                                           -------     -------       -------     -------
                                                           -------     -------       -------     -------

See accompanying notes to unaudited condensed consolidated financial statements.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                         SIX MONTHS ENDED JUNE 30, 1999

                                    (UNAUDITED)




                                 SHARES OF              ADDITIONAL      COMMON
                                  COMMON      COMMON     PAID-IN         STOCK         DEFERRED
                                   STOCK      STOCK      CAPITAL      SUBSCRIPTION   COMPENSATION
                                 ----------   ------    ----------    ------------   ------------
Balance, December 31, 1998....   23,136,782    $ 23       85,183        $ (22)         $ (704)

Comprehensive income:
  Net loss....................           --      --           --           --              --
  Other comprehensive
   income, net of tax -
   unrealized loss on
   marketable
   securities...........,......          --      --           --           --              --

Comprehensive loss.............          --      --           --           --              --

Stock option forfeiture........          --      --           (3)          --               3

Exercise of stock options......         789      --            2           --              --

Amortization  of deferred
   compensation................          --      --           --           --             109
                                 ----------    ----       ------        -----          ------
Balance, June 30, 1999.........  23,137,571    $ 23       85,182        $ (22)         $ (592)
                                 ----------    ----       ------        -----          ------
                                 ----------    ----       ------        -----          ------





                                    ACCUMULATED
                                      OTHER                                      COST OF          TOTAL
                                   COMPREHENSIVE     RETAINED    COMPREHENSIVE   TREASURY     STOCKHOLDERS'
                                      INCOME         EARNINGS        INCOME        STOCK         EQUITY
                                   -------------     --------    -------------   ----------   -------------
Balance, December 31, 1998.....        $  150         $ 6,696       $    --       $ (3,136)      $ 88,190

Comprehensive income:
  Net loss.....................            --          (2,403)       (2,403)            --         (2,403)
  Other comprehensive
   income, net of tax -
   unrealized loss on
   marketable
   securities.................           (132)             --           (132)           --           (132)
                                                                    --------
Comprehensive loss.............            --              --       $ (2,535)           --             --
                                                                    --------
Stock option forfeiture........            --              --       --------            --             --

Exercise of stock options......            --              --                           --              2

Amortization  of deferred
   compensation................            --              --                           --            109
                                       ------         -------                     --------       --------
Balance, June 30, 1999.........        $   18           4,293                       (3,136)        85,766
                                       ------         -------                     --------       --------
                                       ------         -------                     --------       --------


See accompanying notes to unaudited condensed consolidated financial statements.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                               -----------------------------
                                                                 1998                1999
                                                              ----------           ----------
Cash flows from operating activities:
   Net income (loss)..................................         $ 12,299            $ (2,403)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization of property and
        equipment and intangible assets...............              816               1,614
      Loss on retirement of fixed assets..............              101                  --
      Amortization of deferred compensation...........              278                 109
      Deferred income taxes...........................             (434)                913
      Allowance for doubtful accounts.................              450                (269)
      Changes in assets and liabilities:
        Trade receivables.............................           (9,019)            (10,880)
        Inventories...................................           (5,183)             (1,020)
        Prepaid expenses..............................               --                  69
        Income tax receivable.........................               --                 (15)
        Other current assets..........................             (463)               (598)
        Other assets..................................              244                (265)
        Accounts payable..............................            2,237               1,023
        Federal income taxes payable..................            1,188                  --
        Accrued expenses..............................            1,099               3,004
                                                              ---------            --------
           Net cash provided by (used in) operating
              activities..............................            3,613              (8,718)
                                                              ---------            --------
Cash flows from investing activities:
   Purchases of marketable securities.................               --               (3,596)
   Maturities of marketable securities................               --                4,851
   Purchase of equipment..............................           (3,008)              (1,869)
                                                              ---------            ---------

           Net cash used in investing activities......           (3,008)                (614)
                                                              ---------            ---------
Cash flows from financing activities:
   Proceeds from notes payable and line of credit.....            7,135                   --
   Initial public offering costs......................             (515)                  --
   Repayment of line of credit borrowings.............           (6,000)                  --
   Repayment of notes payable.........................             (600)                  --
   Repayment of note payable to shareholder ..........               --                 (175)
   Issuance of common stock...........................              783                    2
                                                              ---------            ---------
           Net cash provided by (used in)
             financing activities.....................              803                 (173)
                                                              ---------            ---------

Net increase (decrease) in cash and cash equivalents..            1,408               (9,505)
Cash and cash equivalents at beginning of period......            1,956               23,688
                                                              ---------            ---------

Cash and cash equivalents at end of period............        $   3,364            $ 14,183
                                                              ---------            ---------
                                                              ---------            ---------

Supplemental disclosure of cash flow information:
   Interest paid......................................        $      28            $      33
                                                              ---------            ---------
                                                              ---------            ---------

   Income taxes paid..................................        $   6,509            $      26
                                                              ---------            ---------
                                                              ---------            ---------
Supplemental disclosure of non-cash financing
  activity - stock issued for professional services
  agreement ............................................      $  10,125            $      --
                                                              ---------            ---------
                                                              ---------            ---------

See accompanying notes to unaudited condensed consolidated financial statements.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Adams Golf, Inc. (the "Company") for the three and six month periods ended June 30, 1998 and 1999 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's 1998 Annual Report on Form 10-K filed with the SEC on March 29, 1999.

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

Marketable securities consist of the following (in thousands):


                                                                DECEMBER 31, 1998
                                              -------------------------------------------------------
                                                                    UNREALIZED            FAIR
                                                   COST                GAINS              VALUE
                                              ----------------    ----------------   ----------------
Governmental bonds                             $      32,342        $        229       $     32,571
Corporate bonds                                        1,803                   1              1,804
                                              ----------------    ----------------   ----------------

                                                      34,145                 230             34,375

Less current amounts                                 (13,019)                (65)           (13,084)
                                              ----------------    ----------------   ----------------

Long-term marketable securities                $      21,126       $         165       $     21,291
                                              ----------------    ----------------   ----------------
                                              ----------------    ----------------   ----------------



                                                                   JUNE 30, 1999
                                                                    (UNAUDITED)
                                              -------------------------------------------------------
                                                                    UNREALIZED            FAIR
                                                   COST                GAINS              VALUE
                                              ----------------    ----------------   ----------------
Governmental bonds                             $     32,891          $       28        $    32,919

Less current amounts                                (10,300)                (15)           (10,315)
                                              ----------------    ----------------   ----------------

Long-term marketable securities                $     22,591          $       13        $    22,604
                                              ----------------    ----------------   ----------------
                                              ----------------    ----------------   ----------------

During the six months ended June 30, 1999, there were approximately $4,851,000 in proceeds received from maturities of available-for-sale securities and $3,596,000 in purchases of securities. All marketable securities mature within three years.

3.       INVENTORIES

Inventories consist of the following (in thousands):


                                                         DECEMBER 31,           JUNE 30,
                                                             1998                 1999
                                                       -----------------    -----------------
                                                                              (UNAUDITED)

         Finished goods                                   $   2,880              $  3,033
         Component parts                                     10,432                11,299
                                                          ---------              --------

                                                          $  13,312              $ 14,332
                                                          ---------              --------
                                                          ---------              --------

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

5.       INCOME (LOSS) PER SHARE

The weighted average common shares used for determining basic income (loss) per common share were 18,802,579 and 22,480,071 for the three months ended June 30, 1998 and 1999, respectively, and 18,218,730 and 22,479,755 for the six months ended June 30, 1998 and 1999, respectively. The effect of dilutive stock options added 235,668 and 445,557 shares for the three and six months ended June 30, 1998, respectively, for the computation of diluted income per common share. The effect of stock options in 1999 was either immaterial or antidilutive.

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

The Company generates substantially all revenues from the design, manufacturing, marketing and distribution of premium quality, technologically innovative golf clubs. The Company's products are distributed in both domestic and international markets. Net sales for these markets consisted of the following (in thousands):


                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                             ---------------------------      -------------------------
                                1998             1999           1998           1999
                             ---------        ----------      ---------      ----------
                                    (UNAUDITED)                   (UNAUDITED)

  United States              $  29,717        $   22,184      $  52,828      $   29,478
  Rest of World                  4,100             3,332          5,500           4,596
                             ---------        ----------      ---------      ----------

                             $  33,817        $   25,516      $  58,328      $   34,074
                             ---------        ----------      ---------      ----------
                             ---------        ----------      ---------      ----------

7.       NEW ACCOUNTING PRONOUNCEMENTS

The Company is assessing the reporting and disclosure requirements of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement was amended by SFAS No. 137 and will be effective for financial statements for fiscal years beginning after June 15, 2000. The Company believes SFAS No. 133 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SFAS No. 133 in the first quarter of 2001.

8.       CONTINGENCIES

Beginning in June 1999, the first of a number of purported class action lawsuits was filed against the Company and certain of its officers and directors and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court for the District of Delaware. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Company's IPO. In particular, the complaints allege that the Company made materially false and misleading statements and omissions in the registration statement and incorporated prospectus, which became effective July 9, 1998, concerning inventory and distribution of its products. The Company believes these actions are without merit and intends to defend against each of them vigorously.

The Company has directors' and officers' and corporate liability insurance to cover risks associated with securities claims filed against the Company or its directors and officers. The Company has notified the insurance company of the complaints filed against the Company. The insurance company has reserved all rights, remedies and defenses it currently has and may subsequently acquire.

The above mentioned complaints are at an early stage. Consequently, at this time it is not possible to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, that the Company might incur in connection with such actions. The Company is also not able to estimate the amount, if any, of reimbursements that it would receive from insurance policies should damages with respect to the above actions be incurred.

The Company is also involved in claims and legal actions arising from the ordinary course of business. Such proceedings are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of liability which may be covered by insurance or the financial impact with respect to these matters.

9.       ACQUISITION

On April 30, 1999, the Company acquired certain assets and assumed certain liabilities of its exclusive distributor for the United Kingdom, which was majority owned by Faldo. Consideration for these assets included approximately $229,000 in cash and a contingent cash payment of $200,000 due at the end of 1999 based upon the achievement of certain minimum levels of operating results. The financial position and results of operations of the acquired assets are included in the consolidated financial statements of the Company as of June 30, 1999 and for the period May 1, 1999 to June 30, 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998.

OVERVIEW

The Company designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs. Founded in 1987, the Company operated initially as a components supplier and contract manufacturer. Thereafter, the Company established its custom fitting operation which currently services a network of over 100 certified custom fitting accounts. In the fall of 1995, the Company introduced the original Tight Lies fairway wood and, over the next three years, extended the Tight Lies line to include the Tight Lies Strong 2 Tour Brassie, Strong 3, Strong 5, Strong 7, Strong 9 and Strong 11. Sales of the Tight Lies line of products increased significantly subsequent to the second quarter of 1997 when the Company launched an infomercial relating to the original Tight Lies fairway wood. The Company introduced the SC Series Titanium drivers and the Faldo Series wedges in January 1999. In June 1999, the Company introduced the Tight Lies Tour fairway wood, designed for low handicap and professional golfers. Sales of the Tight Lies Tour fairway woods were not significant during the three months ended June 30, 1999. The Company's net sales are primarily derived from sales to on-and off-course golf shops and selected sporting goods retailers and, to a lesser extent, international distributors, direct sales to consumers, and the Company's custom fitting accounts. No assurances can be given that demand for the Company's current products or the introduction of new products will allow the Company to achieve historical levels of sales in the future.

The Company does not currently manufacture the components required to assemble its golf clubs, relying instead on various component suppliers. Fairway wood components are each available from multiple suppliers. Currently, however, certain components for the SC Series Titanium drivers and the Faldo Series wedges are produced by a single supplier. Costs of the Company's fairway woods, SC Series Titanium drivers and Faldo Series wedges consist primarily of component parts, including the head, shaft and grip. To a lesser extent, the Company's cost of goods sold includes labor and occupancy costs in connection with the inspection, testing and assembly of component parts at its facility in Plano, Texas.

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


                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      JUNE 30,                            JUNE 30,
                                              ----------------------------       ------------------------------
                                                  1998           1999                 1998            1999
                                              ------------    ------------       -------------    -------------
Net sales                                        100.0%          100.0%             100.0%           100.0%
Cost of goods sold                                23.0            31.4               23.4             32.9
                                              ------------    ------------       -------------    -------------
     Gross profit                                 77.0            68.6               76.6             67.1
Operating expenses                                45.2            64.2               42.9             81.7
                                              ------------    ------------       -------------    -------------
     Operating income (loss)                      31.8             4.4               33.7            (14.6)
Interest income                                    0.1             1.4                0.1              2.6
Other expense                                     (0.1)             --               (0.3)              --
                                              ------------    ------------       -------------    -------------
     Income (loss) before income taxes            31.8             5.8               33.5            (12.0)
Income tax expense (benefit)                      12.1             2.2               12.4             (5.0)
                                              ------------    ------------       -------------    -------------
Net income (loss)                                 19.7             3.6               21.1             (7.0)
                                              ------------    ------------       -------------    -------------
                                              ------------    ------------       -------------    -------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net sales decreased to $25.5 million for the three months ended June 30, 1999 from $33.8 million for the comparable period of 1998. The decrease was primarily attributable to a lower volume of fairway woods being sold due to competition from similar products produced by other equipment manufacturers and the implementation at the beginning of 1999 of a new pricing structure, that resulted in lower suggested retail prices and consequently lower wholesale prices to retail customers. Net sales were positively impacted by the adjustment of the estimate for unconditional credits given to retailers in the fourth quarter of 1998, which program expired June 30, 1999, in connection with a change in the suggested retail price of the Tight Lies Fairway woods. This change in estimate was partially offset by the establishment of a second unconditional credit for the change in the suggested retail price of the Company's SC Series Titanium drivers (SC drivers). The net effect of these programs was an increase in net sales of $0.6 million in the quarter ended June 30, 1999. The decline in revenues from the sale of fairway woods was partially offset by revenues generated from the sale of the SC drivers. The shipment of the initial stocking orders of the SC drivers occurred during April and early-May and resulted in reorders of drivers during the latter part of the quarter ended June 30, 1999. See "Certain Business Considerations" below. Net sales of the Tight Lies line of fairway woods were $11.2 million, or 44.0% of net sales, for the three months ended June 30, 1999 compared to $32.8 million, or 97.0% of net sales, for the three months ended June 30, 1998. Net sales of the SC drivers for the three months ended June 30, 1999 were $13.7 million or 53.7% of net sales. Net sales of the Company's products outside the U.S. decreased to $3.3 million for the three months ended June 30, 1999 from $4.1 million for the three months ended June 30, 1998, but increased as a percentage of net sales to 12.9% from 12.1%, respectively.

Cost of goods sold increased to $8.0 million for the three months ended June 30, 1999 from $7.8 million for the comparable period of 1998, and increased as a percentage of net sales to 31.4% from 23.0%, respectively. These increases are primarily due to lower average selling prices of the Tight Lies line of fairway woods during the three months ended June 30, 1999 resulting from the Company's new suggested retail pricing structure, the introduction of new products with a higher per unit cost which, in turn, increased costs as a percentage of sales, an increase of sales of all product groups to retailers compared to sales direct to consumers, and due to costs associated with the serialization of all fairway woods and drivers.

Operating expenses are comprised primarily of selling and royalty expenses, general and administrative expenses, and, to a lesser extent, research and development expenses. Selling and royalty expenses increased to $13.2 million for the three months ended June 30, 1999 from $11.1 million for the comparable period of 1998, primarily as a result of hiring additional employees and increased marketing and advertising efforts. During the three months ended June 30, 1999, the Company advertised extensively utilizing both television and print media in order to promote the introduction of the SC Series Titanium driver. Also, included in selling and royalty expenses for the three months ended June 30, 1999, is a $0.5 million, or 2.0% as a percentage of sales, charge resulting from the arbitration of certain contractual claims relating to consulting fees for the establishment of the Company's international business. General and administrative expenses, including provisions for bad debts, decreased to $2.7 million, or 10.6% as a percentage of net sales, for the three months ended June 30, 1999 from $3.7 million, or 10.9% as a percentage of net sales, for the comparable period ended June 30, 1998, primarily due to a decrease in the use of outside services, reduction in incentive compensation, and a reduction in bad debt expense as a result of increased collection efforts. Research and development expenses, primarily consisting of costs associated with development of new products, for the three months ended June 30, 1999 remained consistent at $0.5 million compared to the same period in 1998, and increased as a percentage of net sales to 2.0% from 1.4%.

As a result of the above, operating income was $1.1 million, or 4.4% as a percentage of net sales, for the three months ended June 30, 1999 compared to $10.8 million, or 31.8% as a percentage of net sales, for the comparable period of 1998.

The effective tax rate for the three months ended June 30, 1999 was 38.2% compared to 38.1% for the comparable period in the prior year.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net sales decreased to $34.1 million for the six months ended June 30, 1999 from $58.3 million for the comparable period of 1998. The decrease was primarily attributable to a lower volume of fairway woods being sold due to competition from similar products produced by other equipment manufacturers and the implementation at the beginning of 1999 of a new pricing structure that resulted in lower suggested retail prices and consequently lower wholesale prices to retail customers. Net sales were positively impacted by the adjustment of the estimate for unconditional credits given to retailers in the fourth quarter of 1998, which program expired June 30, 1999, in connection with a change in the suggested retail price of the Tight Lies Fairway woods. This change in estimate was partially offset by the establishment of a second unconditional credit for the change in the suggested retail price of the SC drivers. The net effect of these programs was an increase in net sales of $0.6 million in the quarter ended June 30, 1999. The decline in revenues from the sale of fairway woods was partially offset by revenues generated from the sale of the SC drivers. The shipment of the initial stocking orders occurred during April and early-May and resulted in reorders of drivers during the latter part of the quarter. See "Certain Business Considerations" below. Net sales of the Tight Lies line of fairway woods were $18.8 million, or 55.1% of net sales, for the six months ended June 30, 1999 compared to $56.6 million, or 97.0% of net sales, for the six months ended June 30, 1998. Net sales of the SC drivers for the six months ended June 30, 1999 were $14.7 million or 43.0% of net sales. Net sales of the Company's products outside the U.S. decreased to $4.6 million for the six months ended June 30, 1999 from $5.5 million for the six months ended June 30, 1998, but increased as a percentage of net sales to 13.5% from 9.5%, respectively.

Cost of goods sold decreased to $11.2 million for the six months ended June 30, 1999 from $13.6 million for the comparable period of 1998, and increased as a percentage of net sales to 32.9% from 23.4%, respectively. These increases are primarily due to lower average selling prices of the Tight Lies line of fairway woods during the six months ended June 30, 1999 resulting from the Company's new suggested retail pricing structure, the introduction of new products with higher per unit costs which, in turn, increased costs as a percentage of sales, an increase of sales of all product groups to retailers compared to sales direct to consumers, increased costs resulting from a larger, leased production facility and due to costs associated with the serialization of all fairway woods and drivers.

Selling and royalty expenses increased to $22.1 million for the six months ended June 30, 1999 from $17.4 million for the comparable period of 1998, primarily as a result of hiring additional employees and increased marketing and advertising efforts. During the six months ended June 30, 1999, the Company advertised extensively utilizing both television and print media in order to promote the introduction of the SC Series Titanium driver and to promote sell-through of the Tight Lies fairway woods at retailers. Also, included in selling and royalty expenses for the six months ended June 30, 1999, is a $0.5 million, or 1.4% as a percentage of sales, charge resulting from the arbitration of certain contractual claims relating to consulting fees for the establishment of the Company's international business. General and administrative expenses, including provisions for bad debts, decreased to $4.8 million, or 14.0% as a percentage of net sales, for the six months ended June 30, 1999 from $7.0 million, or 12.0% as a percentage of net sales, for the comparable period ended June 30, 1998, primarily due to a decrease in the use of outside services, reduction in incentive compensation, and a reduction in bad debt expense as a result of increased collection efforts. Research and development expenses for the six months ended June 30, 1999 increased to $1.0 million compared to $0.7 million for the same period in 1998, and increased as a percentage of net sales to 2.9% from 1.1%.

As a result of the above, operating loss was $5.0 million for the six months ended June 30, 1999 compared to operating income of $19.6 million for the comparable period of 1998.

The effective tax rate for the six months ended June 30, 1999 was 41.2% compared to 41.3% for the comparable period in the prior year. The income tax benefit of $1.7 million for the six months ended June 30, 1999 results primarily from tax losses, including non-taxable interest income, which are available to the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $14.2 million at June 30, 1999 from $23.7 million at December 31, 1998, primarily as a result of $8.7 million used in operations. The decrease in cash flows provided by operations was primarily a result of the net loss for the six months ended June 30, 1999, increase in trade receivables of $10.9 million and inventories of $1.0 million, which was offset by a $1.0 million increase in accounts payable related to increased advertising expenditures and a $3.0 million increase in accrued expenses related to advertising and legal expenses. The increase in trade receivables when compared to the balance at December 31, 1998 is primarily the result of an increase in sales near the end of the six-month period ended June 30, 1999.

During the fourth quarter of 1998, the Company granted to retailers an unconditional credit in connection with the Company's new suggested retail pricing structure of its Tight Lies fairway woods. The unconditional credit which was fully utilized by June 30, 1999 reduced cash flows from operations by $2.9 million during the six months ended June 30, 1999. At June 30, 1999, the Company granted to retailers an unconditional credit in connection with the Company's new suggested retail pricing structure for the SC Series Titanium driver. The Company expects the unconditional credit to reduce cash flows by approximately $0.7 million during the three months ended September 30, 1999.

Pursuant to the arbitration of certain contractual claims relating to the consulting fees for the establishment of certain international distributorships, the Company must pay to a third party consultant, a percentage of the international business generated from the efforts of the third party in a one-time payment. An amount of approximately $1.0 million, has been paid in August 1999 to the third party consultant which will reduce cash flows during the three months ended September 30, 1999.

Cash used in investing activities of $0.6 million for the six months ended June 30, 1999 is primarily related to purchases of computer equipment and software and purchases of marketable securities which approximated $1.9 million and $3.6 million, respectively, offset by proceeds from maturities of marketable securities of $4.9 million. The Company anticipates making capital expenditures in the ordinary course of business of approximately $0.5 million in the balance of 1999, which includes additional information system enhancements and additional research and development equipment.

Working capital approximated $48.6 million at June 30, 1999 compared to $53.0 million at December 31, 1998.

The Company's sources of liquidity include cash from operations, its cash and cash equivalents, marketable securities and its credit facility, if needed. The Company believes that such sources of liquidity are sufficient to meet operating needs and capital expenditures for at least the next 12 months.

The Company has a $10.0 million revolving credit facility, which expires on May 31, 2000. At June 30, 1999, the Company had no outstanding borrowings under this facility. Borrowings under the Company's revolving credit facility agreement bear interest at rates based on the lending bank's general refinance rate of interest or certain LIBOR rates of interest. During the first quarter of 1998, the Company borrowed approximately $1.1 million in the form of a note payable to the Company's founder, Chief Executive Officer and President to be used for working capital purposes. The remaining principal amount of the note (approximately $175,000) was paid April 14, 1999 at an interest rate of 5.39% per annum.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Golf generally is regarded as a warm weather sport and sales of golf equipment historically have been strongest during the second and third quarters, with the weakest sales occurring during the fourth quarter. In addition, sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions. A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's future results of operations could be affected by a number of other factors, such as unseasonal weather patterns; demand for and market acceptance of the Company's existing and future products; new product introductions by the Company's competitors; competitive pressures resulting in, among other things, lower than expected average selling prices; and the volume of orders that are received and that can be fulfilled in a quarter. Any one or more of these factors could result in period-to-period comparisons of our operating results not being necessarily meaningful. See "Forward-Looking Statements" below.

YEAR 2000 READINESS DISCLOSURE

The year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing the dates beginning in the year 2000. The Company relies on its internal information technology systems in operating and monitoring many significant aspects of its business, including financial systems, customer services, infrastructure and network and telecommunications equipment. The Company also relies directly and indirectly on the systems of external business enterprises such as suppliers, customers, creditors, financial organizations and domestic and international governments. The Company has established an enterprise-wide program to prepare its computer systems and applications for the year 2000 and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Company's recently installed information system has been certified as Year 2000 compliant by the licensor thereof. The Company substantially completed an inventory of all information technology and non-information technology equipment as of December 31, 1998 and anticipates that the majority of its remediation plan will be completed by October 31, 1999. The Company expects that all systems critical to the conduct of the Company's operations will be Year 2000 compliant prior to the end of the 1999 calendar year.

The nature of the Company's business is such that the business risks associated with the Year 2000 can be reduced by closely assessing the vendors supplying the components used in assembling the Company's products. Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires have been sent to the Company's significant vendors to obtain reasonable assurance that plans are being developed to address the Year 2000 issue. The returned questionnaires have been assessed by the Company, and are being categorized based upon readiness for the Year 2000 issues and prioritized in order of significance to the business of the Company. To the extent that vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed by October 31, 1999.

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

CERTAIN BUSINESS CONSIDERATIONS

The Company's growth and success depend, in large part, on its ability to successfully develop and introduce new products that are accepted in the marketplace. Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection. No assurance can be given that the Company's new SC Series Titanium drivers, Faldo Series wedges or other new products will meet with market acceptance. Failure by the Company to identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company's future growth and profitability.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report, other than historical information, contains "forwarding-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those in the forward-looking statements, including but not limited to the following: product development difficulties; manufacturing difficulties; market and retailer demand and acceptance of current products as well as new products; the impact of changing economic conditions; business conditions in the golf industry; reliance on third party suppliers; the impact of market peers and their products; the action of competitors, including pricing; risks concerning future technology; the effect of an unforseen, unfavorable outcome of a lawsuit; the risk associated with the failure of the Company's or its customers or suppliers to successfully manage Year 2000 compliance; and one time events and other factors detailed in the Company's prospectus, Form 10-K, Form 10-Q's and other Securities and Exchange Commission filings.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Beginning in June 1999, the first of six purported class action lawsuits was filed against the Company, as of the date of this Form 10-Q, certain of its current and former directors and the three underwriters of the Company's initial public offering (IPO) in the United States District Court for the District of Delaware. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Company's IPO. In particular, the complaints allege that the Company made materially false and misleading statements and omissions in the registration statement and incorporated prospectus, which became effective July 9, 1998, concerning inventory and distribution of its products. In addition, certain of the complaints allege other factors occurring subsequent to the IPO. Specifically, the proceedings pending are as follows: KENNETH F. SHOCKLEY V. ADAMS GOLF, INC. et al, Civil Action No. 99371 (D.Del.) filed on or about June 1999; MARK J. LANTZ V. ADAMS GOLF, INC. et al, Civil Action No. 99-397 (D.Del.) filed on or about June 22, 1999; F. RICHARD MANSON V. ADAMS GOLF, INC. et al, Civil Action No. 99-421 (D.Del.) filed on or about July 2, 1999; SYLVIA J. DAUGHTRY V. ADAMS GOLF, INC. et al, Civil Action No. 99-469 (D.Del.) filed on or about July 22, 1999; ROBERT DOLIN V. ADAMS GOLF, INC. et al, Civil Action No. 99-498 (D.Del.) filed on or about August 3, 1999; and TINA NARDOLILLO V. ADAMS GOLF, INC. et al, Civil Action No. 99-511 (D. Del.) filed on or about August 9, 1999. In each case, the plaintiff's are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. The Company denies the allegations in the complaints and intends to defend against each of them vigorously.

The Company has directors' and officers' and corporate liability insurance to cover risks associated with securities claims filed against the Company or its directors and officers. The Company has notified the insurance company of the complaints filed against the Company. The insurance company has reserved all rights, remedies and defenses it currently has and may subsequently acquire.

The above mentioned complaints are at an early stage. Consequently, at this time it is not possible to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, that the Company might incur in connection with such actions. The Company is also not able to estimate the amount, if any, of reimbursements that it would receive from insurance policies should damages with respect to the above actions be incurred.

The Company is involved from time to time in other litigation and administrative proceedings arising in the ordinary course of business. Based upon information presently available to the Company, management believes that the ultimate resolution of such pending matters will not materially adversely effect the Company's business, financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 5, 1999, the following proposals were adopted by the margin indicated.

1. To elect two Class I directors to serve until the 2002 Annual Meetings of Stockholders.

                                                 Number of Shares
                                             Vote For        Withheld
                                            ----------       --------
         Robert F. MacNally                 18,797,256        48,859
         Stephen R. Patchin                 18,801,276        48,839

2. To approve the 1999 Non-Employee Director Plan of Adams Golf, Inc.

                             Number of Shares
              Vote For         Vote Against            Abstained
             ----------      ----------------          ---------
             18,305,316          339,195                29,571

3. To ratify the appointment of KPMG LLP as the independent auditors of the Company for the year ending December 31, 1999.

                             Number of Shares
              Vote For         Vote Against            Abstained
             ----------      ----------------          ---------
             18,793,092           32,929                 20,094

ITEM 6(a).  EXHIBITS

See exhibit index at page 19.

ITEM 6(b).  REPORTS ON FORM 8-K

None.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereonto duly authorized.

                            ADAMS GOLF, INC.


Date:  August 12, 1999      By: /s/ B. H. (Barney) Adams
                               --------------------------------------------
                               B. H. (Barney) Adams, Chairman of the Board,
                               Chief Executive Officer and President


Date:  August 12, 1999      By: /s/ Darl P. Hatfield
                               --------------------------------------------
                               Darl P. Hatfield,
                               Senior Vice President - Finance and
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