Form 10-Q
period 1999-09-30
ADAMS GOLF INC
filed 1999-11-12
CIK 1059763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                      or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,480,071 on November 12, 1999.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I            FINANCIAL STATEMENTS                                                             Page
                                                                                                   ----
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                      December 31, 1998 and September 30, 1999 (unaudited)                           3

                  Unaudited Condensed Consolidated Statements of Operations -
                      Three and nine months ended September 30, 1998 and 1999                        4

                  Unaudited Condensed Consolidated Statement of Stockholders' Equity -
                      Nine months ended September 30, 1999                                           5

                  Unaudited Condensed Consolidated Statements of Cash Flows -
                      Nine months ended September 30, 1998 and 1999                                  6

                  Notes to Unaudited Condensed Consolidated Financial
                      Statements                                                                    7-9

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                          10-15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        N/A

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                 16

         Item 2.  Changes in Securities and Use of Proceeds                                         N/A

         Item 3.  Defaults Upon Senior Securities                                                   N/A

         Item 4.  Submissions of Matters to a Vote of Security Holders                              N/A

         Item 5.  Other Information                                                                 N/A

         Item 6.  Exhibits and Reports on Form 8-K                                                  16

                           ADAMS GOLF, INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        ASSETS

                                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                                1998            1999
                                                                            --------------  ---------------
                                                                                              (UNAUDITED)
Current assets:
   Cash and cash equivalents ..............................................      $ 23,688         $  9,601
   Marketable securities (note 2) .........................................        13,084           20,796
   Trade receivables, net of allowance for doubtful accounts
      of $1,294 and $1,210 (unaudited) in 1998 and 1999,
      respectively ........................................................         2,022            9,026
   Inventories (note 3) ...................................................        13,312           18,244
   Prepaid expenses .......................................................           885            1,011
   Income tax receivable ..................................................         2,088            5,275
   Deferred income tax assets .............................................         2,386              838
   Other current assets ...................................................         1,287            1,182
                                                                                 --------         --------
      Total current assets ................................................        58,752           65,973
Property and equipment, net ...............................................         3,468            7,713
Marketable securities (note 2) ............................................        21,291            8,500
Professional services agreement (note 4) ..................................         9,450            8,691
Other assets, net .........................................................         3,945              445
                                                                                 --------         --------
                                                                                 $ 96,906         $ 91,322
                                                                                 ========         ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable to shareholder ............................................      $    175         $   -
   Accounts payable .......................................................         1,152            2,161
   Accrued expenses .......................................................         4,418            3,825
                                                                                 --------         --------
      Total current liabilities ...........................................         5,745            5,986

Deferred income tax liabilities ...........................................         2,971            2,619
                                                                                 --------         --------
      Total liabilities ...................................................         8,716            8,605
                                                                                 --------         --------

Stockholders' equity:
   Preferred stock, $0.01 par value; authorized 5,000,000
      shares; none issued and outstanding..................................          -                -
   Common stock, $.001 par value; authorized
      50,000,000 shares; 23,136,782 and 23,137,571 shares
      issued and 22,479,282 and 22,480,071 shares
      outstanding at December 31, 1998 and September 30,
      1999, respectively ..................................................           23                23
   Additional paid-in capital .............................................       85,183            85,954
   Common stock subscription ..............................................          (22)              (22)
   Deferred compensation ..................................................         (704)             (556)
   Accumulated other comprehensive income (loss) ..........................          150                (2)
   Retained earnings ......................................................        6,696               456
   Treasury stock, 657,500 shares, at cost ................................       (3,136)           (3,136)
                                                                                --------          --------

      Total stockholders' equity ..........................................       88,190            82,717

Contingencies (note 8)
                                                                                --------          --------
                                                                                $ 96,906          $ 91,322
                                                                                ========          ========

See accompanying notes to unaudited condensed consolidated financial statements.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                 Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
                                              ------------------------  -----------------------
                                                 1998        1999          1998       1999
                                                 ----        ----          ----       ----
Net sales ...............................       $22,987     $ 9,027       $81,315     $43,100
Cost of goods sold ......................         6,001       2,673        19,626      13,883
                                                 ------      ------        ------      ------

        Gross profit ....................        16,986       6,354        61,689      29,217
                                                 ------      ------        ------      ------

Operating expenses:
   Research and development expenses ....           454         567         1,118       1,548
   Selling and royalty expenses .........         7,296      10,683        24,683      32,753
   General and administrative expenses:
      Provision for bad debts ...........           568         244         1,214         444
      Other .............................         2,443       2,275         8,820       6,860
                                                 ------      ------        ------      ------
        Total operating expenses ........        10,761      13,769        35,835      41,605
                                                 ------      ------        ------      ------
        Operating income (loss) .........         6,225      (7,415)       25,854     (12,388)

Other income (expense):
   Interest income ......................           668         463           702       1,360
   Other expense ........................           (17)       (108)         (162)       (124)
                                                 ------      ------        ------      ------
        Income (loss) before income taxes         6,876      (7,060)       26,394     (11,152)

Income tax expense (benefit) ............         2,530      (3,224)        9,748      (4,912)
                                                 ------      ------        ------      ------

        Net income (loss) ...............       $ 4,346     $(3,836)      $16,646     $(6,240)
                                                 ======      ======        ======      ======


Income (loss) per common share (note 5):
   Basic ................................       $  0.19     $ (0.17)      $  0.84     $ (0.28)
                                                 ======      ======        ======      ======

   Diluted ..............................       $  0.19     $ (0.17)      $  0.83     $ (0.28)
                                                 ======      ======        ======      ======

See accompanying notes to unaudited condensed consolidated financial statements.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)


                                   SHARES OF                ADDITIONAL        COMMON
                                    COMMON       COMMON      PAID-IN          STOCK             DEFERRED
                                    STOCK        STOCK       CAPITAL       SUBSCRIPTION       COMPENSATION
                                    -----        -----       -------       ------------       ------------
Balance, December 31, 1998       23,136,782      $ 23       $ 85,183        $   (22)            $  (704)

Comprehensive income:
   Net loss...................       -              -            -                -                 -
   Other comprehensive income,
   net of tax
     Unrealized loss on
     marketable securities....       -              -            -                -                 -
Comprehensive loss............       -              -            -                -                 -

Stock option forfeiture.......       -              -           (3)               -                   3
Exercise of stock options.....       789            -            2                -                 -
Tax benefit from exercise of
   stock options..............       -              -          772                -                 -
Amortization  of deferred
   compensation...............       -              -            -                -                 145

                                 ----------   ----------   ----------     -----------         ------------
Balance, September 30, 1999...   23,137,571      $ 23       $ 85,954        $   (22)            $  (556)
                                 ==========   ==========   ==========     ===========         ============

                                ACCUMULATED                                  COST OF              TOTAL
                               COMPREHENSIVE    RETAINED  COMPREHENSIVE     TREASURY           SHAREHOLDERS'
                               INCOME (LOSS)    EARNINGS     INCOME          STOCK                EQUITY
                               -------------    --------     ------          -----                ------
Balance, December 31, 1998      $    150       $6,696       $    -          $(3,136)            $88,190

Comprehensive income:
   Net loss...................       -         (6,240)        (6,240)             -              (6,240)
   Other comprehensive income,
   net of tax
     Unrealized loss on
     marketable securities....      (152)           -           (152)             -               (152)
                                                          --------------
Comprehensive loss............       -              -       $ (6,392)                               -
                                                          ==============
Stock option forfeiture.......       -              -                             -                 -
Exercise of stock options.....       -              -                             -                  2
Tax benefit from exercise of
   stock options..............       -              -                             -                772
Amortization  of deferred
   compensation...............       -              -                             -                145

                               ------------  ------------                -------------      ------------
Balance, September 30, 1999...  $   (2)        $  456                       $(3,136)           $82,717
                               ============  ============                =============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                     (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                            -----------------------
                                                              1998         1999
                                                              ----         ----
Cash flows from operating activities:
   Net income (loss) ..................................     $ 16,646      $ (6,240)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in)  operating activities:
      Depreciation and amortization of property and
        equipment and intangible assets ...............        1,495         2,411
      Loss on retirement of fixed assets ..............          101          -
      Amortization of deferred compensation ...........          589           145
      Deferred income taxes ...........................        2,889         1,278
      Allowance for doubtful accounts .................          746           (84)
      Changes in assets and liabilities:
        Trade receivables .............................       (5,974)       (6,920)
        Inventories ...................................       (6,392)       (4,932)
        Prepaid expenses ..............................         (565)         (126)
        Income tax receivable .........................       (1,431)       (2,415)
        Other current assets ..........................           29           105
        Other assets ..................................       (1,394)         (235)
        Accounts payable ..............................           60         1,009
        Federal income taxes payable ..................       (1,021)         -
        Accrued expenses ..............................         (636)         (593)
                                                            --------      --------
           Net cash provided by (used in) operating
              activities ..............................        5,142       (16,597)
                                                            --------      --------
Cash flows from investing activities:
   Purchases of marketable securities..................      (34,251)      (33,688)
   Sales of marketable securities......................         --          31,201
   Maturities of marketable securities ................         --           7,333
   Purchases of equipment .............................       (3,922)       (2,163)
                                                            --------      --------
           Net cash provided by (used in)
              investing activities ....................      (38,173)        2,683
                                                            --------      --------
Cash flows from financing activities:
   Proceeds from initial public offering ..............       60,078          -
   Initial public offering costs ......................       (1,250)         -
   Proceeds from notes payable and line of credit .....        7,135          -
   Repayment of line of credit borrowings .............       (6,000)         -
   Repayment of notes payable .........................         (600)         -
   Repayment of note payable to shareholder ..........          -             (175)
   Issuance of common stock ...........................          908             2
                                                            --------      --------
           Net cash provided by (used in)
              financing activities.....................       60,271          (173)
                                                            --------      --------
Net increase (decrease) in cash and cash equivalents ..       27,240       (14,087)
Cash and cash equivalents at beginning of period ......        1,956        23,688
                                                            --------      --------

Cash and cash equivalents at end of period ............     $ 29,196      $  9,601
                                                            ========      ========
Supplemental disclosure of cash flow information:
   Interest paid ......................................     $     34      $     33
                                                            ========      ========
   Income taxes paid ..................................     $ 11,916      $     26
                                                            ========      ========
Supplemental disclosure of non-cash financing activity:
   Stock issued for professional services agreement ...     $ 10,125      $   -
                                                            ========      ========
   Tax benefit from exercise of stock options .........     $   -         $    772
                                                            ========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

                      ADAMS GOLF, INC. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Adams Golf, Inc. (the "Company") for the three and nine month periods ended September 30, 1998 and 1999 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's 1998 Annual Report on Form 10-K filed with the SEC on March 29, 1999.

The Company, founded in 1987, designs, manufactures, markets, and distributes premium quality, technologically innovative golf clubs and provides custom golf club fitting technology. The Company's primary products are fairway woods and drivers that are marketed under the trademarks "Tight Lies," "Tight Lies 2" and "SC Series," respectively.


2.    MARKETABLE SECURITIES

Marketable securities, primarily consisting of commercial paper and governmental and corporate bonds, are managed under agreements with investment managers. The agreements provide terms related to the quality, diversification and maturities of the investments in the managed portfolios. The investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of the related tax effect, reported as other comprehensive income in the consolidated statement of stockholders' equity. The balance sheet classification of the Company's marketable securities is based upon the contractual maturity date of such securities.

Marketable securities consist of the following (in thousands):

                                                                DECEMBER 31, 1998
                                              -------------------------------------------------------
                                                                    UNREALIZED            FAIR
                                                   COST                GAINS              VALUE
                                              ----------------    ----------------   ----------------
Governmental bonds                            $     32,342        $        229       $     32,571
Corporate bonds                                      1,803                   1              1,804
                                              ----------------    ----------------   ----------------
                                                    34,145                 230             34,375
Less current amounts                               (13,019)                (65)           (13,084)
                                              ----------------    ----------------   ----------------
Long-term marketable securities               $     21,126        $        165       $     21,291
                                              ================    ================   ================

                                                                 SEPTEMBER 30, 1999
                                                                    (UNAUDITED)
                                              -------------------------------------------------------
                                                                    UNREALIZED            FAIR
                                                   COST            GAINS/(LOSSES)         VALUE
                                              ----------------    ----------------   ----------------
Commercial paper                              $     11,762        $         (7)      $     11,755
Governmental bonds                                  13,485                   -             13,485
Corporate bonds                                      4,052                   4              4,056
                                              ----------------    ----------------   ----------------
                                                    29,299                  (3)            29,296
Less current amounts                               (20,799)                  3            (20,796)
                                              ----------------    ----------------   ----------------
Long-term marketable securities               $      8,500        $          -       $      8,500
                                              ================    ================   ================

During the nine months ended September 30, 1999, there were approximately $7,333,000 in proceeds received from maturities of available-for-sale securities and $33,688,000 in purchases of securities. In addition, there were approximately $31,201,000 in proceeds received from sales of available-for-sale securities which included realized gains of $4,365 and realized losses of $101,582. All marketable securities mature within two years.

3.    INVENTORIES

Inventories consist of the following (in thousands):

                                          DECEMBER 31,        SEPTEMBER 30,
                                              1998                 1999
                                        -----------------    -----------------
                                                               (UNAUDITED)
         Finished goods                      $ 2,880              $ 6,304
         Component parts                      10,432               11,940
                                             -------              -------
                                             $13,312              $18,244
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

5.    INCOME (LOSS) PER SHARE

The weighted average common shares used for determining basic income (loss) per common share were 22,695,478 and 22,480,071 for the three months ended September 30, 1998 and 1999, respectively, and 19,714,997 and 22,479,862 for the nine months ended September 30, 1998 and 1999, respectively. The effect of dilutive stock options added 53,045 and 296,803 shares for the three and nine months ended September 30, 1998, respectively, for the computation of diluted income per common share. The effect of stock options in 1999 was antidilutive.

6.    GEOGRAPHIC SEGMENT AND DATA

The Company generates substantially all revenues from the design, manufacturing, marketing and distribution of premium quality, technologically innovative golf clubs. The Company's products are distributed in both domestic and international markets. Net sales for these markets consisted of the following (in thousands):

                             THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                           ------------------------------------         -------------------------------------
                                 1998                  1999                  1998                   1999
                           ---------------        -------------         ---------------         -------------
                                        (UNAUDITED)                                   (UNAUDITED)
  United States            $      19,687          $     7,416           $     72,515            $   36,894
  Rest of World                    3,300                1,611                  8,800                 6,206
                           ---------------        -------------         ---------------         -------------
                           $      22,987          $     9,027           $     81,315            $   43,100
                           ===============        =============         ===============         =============

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

8.    CONTINGENCIES

Beginning in June 1999, the first of seven purported class actions was filed against the Company and certain of its officers and directors and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court for the District of Delaware. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO. In particular, the complaints allege, among other things, that the Company made materially false and misleading statements and omissions in the registration statement and incorporated prospectus, which became effective July 9, 1998, concerning inventory and distribution of its products. The Company believes these actions are without merit and intends to defend against each of them vigorously.

The Company has directors' and officers' and corporate liability insurance to cover risks associated with securities claims filed against the Company or its directors and officers and has notified its insurers of the complaints filed against the Company.

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

OVERVIEW

The Company designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs. Founded in 1987, the Company operated initially as a components supplier and contract manufacturer. Thereafter, the Company established its custom fitting operation which currently services a network of over 100 certified custom fitting accounts. In the fall of 1995, the Company introduced the original Tight Lies fairway wood and, over the next three years, extended the Tight Lies line to include the Tight Lies Strong 2 Tour Brassie, Strong 3, Strong 5, Strong 7, Strong 9 and Strong 11. During 1999, the Company introduced the SC Series Titanium driver (SC driver), the Faldo Series wedge, the Tight Lies Tour fairway woods, and the Tight Lies 2 fairway woods. The Company's net sales are primarily derived from sales to on-and off-course golf shops and selected sporting goods retailers and, to a lesser extent, international distributors, direct sales to consumers, and the Company's custom fitting accounts. No assurances can be given that demand for the Company's current products or the introduction of new products will allow the Company to achieve historical levels of sales in the future.

The Company does not currently manufacture the components required to assemble its golf clubs, relying instead on various component suppliers. Golf club components are generally available from multiple suppliers. Currently, however, certain components for the SC Series Titanium drivers, Tight Lies 2 fairway woods and the Faldo Series wedges are produced by single suppliers. Costs of the Company's fairway woods, SC Series Titanium drivers and Faldo Series wedges consist primarily of component parts, including the head, shaft and grip. To a lesser extent, the Company's cost of goods sold includes labor and occupancy costs in connection with the inspection, testing and assembly of component parts at its facility in Plano, Texas.

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

                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                              --------------------------          ---------------------------
                                                  1998          1999                  1998            1999
                                              -----------    -----------          -----------     -----------
Net sales                                       100.0%          100.0%              100.0%           100.0%
Cost of goods sold                               26.1            29.6                24.1             32.2
                                              -----------    -----------          -----------     -----------
     Gross profit                                73.9            70.4                75.9             67.8
Operating expenses                               46.8           152.5                44.1             96.5
                                              -----------    -----------          -----------     -----------
     Operating income (loss)                     27.1           (82.1)               31.8            (28.7)
Interest income                                   2.8             5.1                 0.9              3.1
Other expense                                     -              (1.2)               (0.2)            (0.3)
                                              -----------    -----------          -----------     -----------
     Income (loss) before income taxes           29.9           (78.2)               32.5            (25.9)
Income tax expense (benefit)                     11.0           (35.7)               12.0            (11.4)
                                              -----------    -----------          -----------     -----------
Net income (loss)                                18.9%          (42.5)%              20.5%           (14.5)%
                                              ===========    ===========          ===========     ===========

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net sales decreased to $9.0 million for the three months ended September 30, 1999 from $23.0 million for the comparable period of 1998. The decrease was primarily attributable to a lower volume of fairway woods being sold due to competition from similar products produced by other equipment manufacturers and the implementation at the beginning of 1999 of a new pricing structure that resulted in lower suggested retail prices and consequently lower wholesale prices to retail customers. The decline in revenues from the sale of fairway woods was partially offset by revenues generated from the sale of the SC drivers. See "Certain Business Considerations" below. Net sales of fairway woods were $5.5 million, or 60.9% of net sales, for the three months ended September 30, 1999 compared to $22.1 million, or 96.1% of net sales, for the three months ended September 30, 1998. Net sales of the SC drivers for the three months ended September 30, 1999 were $3.0 million or 32.9% of net sales. Net sales of the Company's products outside the U.S. decreased to $1.6 million for the three months ended September 30, 1999 from $3.3 million for the three months ended September 30, 1998, but increased as a percentage of net sales to 17.8% from 14.3%, respectively.

Cost of goods sold decreased to $2.7 million for the three months ended September 30, 1999 from $6.0 million for the comparable period of 1998 and increased as a percentage of net sales to 29.6% from 26.1%, respectively. The increase as a percentage of sales is primarily due to lower average selling prices of the Tight Lies line of fairway woods during the three months ended September 30, 1999 resulting from a change in the suggested retail pricing structure at the beginning of 1999, the introduction of new products in 1999 with a higher per unit cost which, in turn, increased costs as a percentage of sales and due to costs associated with the serialization of all fairway woods and drivers.

Operating expenses are comprised primarily of selling and royalty expenses, general and administrative expenses, and to a lesser extent, research and development expenses. Selling and royalty expenses increased to $10.7 million for the three months ended September 30, 1999 from $7.3 million for the comparable period of 1998, primarily as a result of hiring new outside sales representatives and increased marketing and advertising efforts. General and administrative expenses, including provisions for bad debts, decreased to $2.5 million, or 27.9% of net sales, for the three months ended September 30, 1999 from $3.0 million, or 13.1% of net sales, for the comparable period ended September 30, 1998, primarily due to a decrease in the use of outside services and a reduction in bad debt expense as a result of increased collection efforts. Research and development expenses, primarily consisting of costs associated with development of new products, for the three months ended September 30, 1999 increased to $0.6 million compared to $0.5 million for the same period in 1998, and increased as a percentage of net sales to 6.3% from 2.0%.

As a result of the above, operating loss was $7.4 million for the three months ended September 30, 1999 compared to operating income of $6.2 million for the comparable period of 1998.

The effective tax rate for the three months ended September 30, 1999 was 45.7% compared to 36.8% for the comparable period in the prior year. The income tax benefit of $3.2 million for the three months ended September 30, 1999 results primarily from the estimated benefits associated with the Company's net operating loss and utilization of research and development tax credits.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net sales decreased to $43.1 million for the nine months ended September 30, 1999 from $81.3 million for the comparable period of 1998. The decrease was primarily attributable to a lower volume of fairway woods being sold due to competition from similar products produced by other equipment manufacturers and the implementation at the beginning of 1999 of a new pricing structure that resulted in lower suggested retail prices and consequently lower wholesale prices to retail customers. The decline in revenues from the sale of fairway woods was partially offset by revenues generated from the sale of the SC drivers. See "Certain Business Considerations" below. Net sales of fairway woods were $25.6 million, or 59.4% of net sales, for the nine months ended September 30, 1999 compared to $78.7 million, or 96.8% of net sales, for the nine months ended September 30, 1998. Net sales of the SC drivers for the nine months ended September 30, 1999 were $16.2 million or 37.6% of net sales. Net sales of the Company's products outside the U.S. decreased to $6.2 million for the nine months ended September 30, 1999 from $8.8 million for the nine months ended September 30, 1998, but increased as a percentage of net sales to 14.4% from 10.8%, respectively.

Cost of goods sold decreased to $13.9 million for the nine months ended September 30, 1999 from $19.6 million for the comparable period of 1998, and increased as a percentage of net sales to 32.2% from 24.1%, respectively. The increase as a percentage of sales is primarily due to lower average selling prices of the Tight Lies line of fairway woods during the nine months ended September 30, 1999 resulting from a change in the suggested retail pricing structure at the beginning of 1999, the introduction of new products in 1999 with higher per unit costs which, in turn, increased costs as a percentage of sales, increased costs resulting from a larger, leased production facility and due to costs associated with the serialization of all fairway woods and drivers.

Selling and royalty expenses increased to $32.8 million for the nine months ended September 30, 1999 from $24.7 million for the comparable period of 1998, primarily as a result of hiring additional employees and increased marketing and advertising efforts. During the nine months ended September 30, 1999, the Company advertised extensively utilizing both television and print media in order to promote the introduction of the SC driver and to promote sell-through of the Tight Lies fairway woods at retailers. General and administrative expenses, including provisions for bad debts, decreased to $7.3 million, or 16.9% of net sales, for the nine months ended September 30, 1999 from $10.0 million, or 12.3% of net sales, for the comparable period ended September 30, 1998, primarily due to a decrease in the use of outside services, reduction in incentive compensation, and a reduction in bad debt expense as a result of increased collection efforts. Research and development expenses for the nine months ended September 30, 1999 increased to $1.5 million compared to $1.1 million for the same period in 1998, and increased as a percentage of net sales to 3.6% from 1.4%.

As a result of the above, operating loss was $12.4 million for the nine months ended September 30, 1999 compared to operating income of $25.9 million for the comparable period of 1998.

The effective tax rate for the nine months ended September 30, 1999 was 44.0% compared to 36.9% for the comparable period in the prior year. The income tax benefit of $4.9 million for the nine months ended September 30, 1999 results primarily from the estimated benefits associated with the Company's net operating loss and utilization of research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $9.6 million at September 30, 1999 from $23.7 million at December 31, 1998, primarily as a result of $16.6 million used in operations. The decrease in cash flows provided by operations was primarily a result of the net loss for the nine months ended September 30, 1999, increases in trade receivables of $6.9 million, income tax receivables of $2.4 million (due to tax losses), and inventories of $4.9 million (due to the increase in SC driver and Tight Lies 2 component parts), which was offset by a $1.0 million increase in accounts payable related to increased advertising expenditures. The increase in trade receivables when compared to the balance at December 31, 1998 is due to the seasonality of the business and the application of a $4.3 million unconditional credit against existing receivable balances at December 31, 1998.

During the fourth quarter of 1998, the Company granted to retailers an unconditional credit in connection with the Company's new suggested retail pricing structure of its Tight Lies fairway woods. The unconditional credit, which was fully utilized by June 30, 1999, reduced cash flows from operations by $2.9 million during the period then ended. At June 30, 1999, the Company granted to retailers an unconditional credit in connection with the Company's new suggested retail pricing structure for the SC Series Titanium driver. The unconditional credit reduced cash flows by approximately $0.7 million during the three months ended September 30, 1999.

Pursuant to the arbitration of certain contractual claims relating to the consulting fees for the establishment of certain international distributorships, the Company paid a third party consultant a percentage of the international business generated from the efforts of the third party in a one-time payment. An amount of approximately $1.0 million was paid in August 1999 to the third party consultant which reduced cash flows during the three months ended September 30, 1999.

Cash provided by investing activities of $2.7 million for the nine months ended September 30, 1999 is primarily related to proceeds from the sales and maturities of marketable securities of approximately $38.5 million offset by purchases of marketable securities and purchases of equipment which approximated $33.7 million and $2.2 million, respectively. The Company anticipates making capital expenditures in the ordinary course of business of approximately $0.5 million in the balance of 1999, which primarily includes additional information system enhancements.

Working capital approximated $60.0 million at September 30, 1999 compared to $53.0 million at December 31, 1998.

The Company's sources of liquidity include cash from operations, its cash and cash equivalents, marketable securities and its credit facility, if needed. The Company believes that such sources of liquidity are sufficient to meet operating needs and capital expenditures for at least the next 12 months.

The Company has a $10.0 million revolving credit facility, which expires on May 31, 2000. At September 30, 1999, the Company had no outstanding borrowings under this facility. Borrowings under the Company's revolving credit facility agreement bear interest at rates based on the lending bank's general refinance rate of interest or certain LIBOR rates of interest. During the first quarter of 1998, the Company borrowed approximately $1.1 million in the form of a note payable to the Company's founder, Chief Executive Officer and President to be used for working capital purposes. The remaining principal amount of the note (approximately $175,000) was paid April 14, 1999 at an interest rate of 5.39% per annum.

The Company is not aware of any event or trend which would potentially affect its liquidity. In the event such a trend would develop, the Company believes that projected cash flows from operations, current cash reserves and the revolving credit facility would be sufficient to meet operating needs and capital expenditures for at least the next 12 months.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Golf generally is regarded as a warm weather sport and sales of golf equipment historically have been strongest during the second and third quarters, with the weakest sales occurring during the fourth quarter. In addition, sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions. A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's future results of operations could be affected by a number of other factors, such as unseasonal weather patterns; demand for and market acceptance of the Company's existing and future products; new product introductions by the Company's competitors; competitive pressures resulting in, among other things, lower than expected average selling prices; the Company's reliance on single source suppliers for some of its components, which sources might not be easily replaced if it were necessary to do so; and the volume of orders that are received and that can be fulfilled in a quarter. Any one or more of these factors could result in period-to-period comparisons of our operating results not being necessarily meaningful. See "Forward-Looking Statements" below.

YEAR 2000 READINESS DISCLOSURE

The year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing the dates beginning in the year 2000. The Company relies on its internal information technology systems in operating and monitoring many significant aspects of its business, including financial systems, customer services, infrastructure and network and telecommunications equipment. The Company also relies directly and indirectly on the systems of external business enterprises such as suppliers, customers, creditors, financial organizations and domestic and international governments. The Company has established an enterprise-wide program to prepare its computer systems and applications for the year 2000 and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Company's recently installed information system has been certified as Year 2000 compliant by the licensor thereof. The Company substantially completed an inventory of all information technology and non-information technology equipment as of December 31, 1998 and anticipates that the majority of its remediation plan will be completed by November 30, 1999. The Company expects that all systems critical to the conduct of the Company's operations will be Year 2000 compliant prior to the end of the 1999 calendar year.

The nature of the Company's business is such that the business risks associated with the Year 2000 can be reduced by closely assessing the vendors supplying the components used in assembling the Company's products. Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires have been sent to the Company's significant vendors to obtain reasonable assurance that plans are being developed to address the Year 2000 issue. The returned questionnaires have been assessed by the Company and categorized based upon readiness for the Year 2000 issues and prioritized in order of significance to the business of the Company. To the extent that vendors have not provided the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans have been developed.

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

CERTAIN BUSINESS CONSIDERATIONS

The Company's growth and success depend, in large part, on its ability to successfully develop and introduce new products that are accepted in the marketplace. Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection. No assurance can be given that the Company's new Tight Lies 2 line of fairway woods, SC Series Titanium drivers, Faldo Series wedges or other new products will meet with market acceptance. Failure by the Company to identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company's future growth and profitability.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report, other than historical information, contains "forwarding-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those in the forward-looking statements, including but not limited to the following: product development difficulties; manufacturing difficulties; market and retailer demand and acceptance of current products as well as new products; the impact of changing economic conditions; business conditions in the golf industry; reliance on third party suppliers; the impact of market peers and their products; the action of competitors, including pricing; risks concerning future technology; the effect of an unforeseen, unfavorable outcome of a lawsuit; the risk associated with the failure of the Company or its customers or suppliers to successfully manage Year 2000 compliance; and one time events and other factors detailed in the Company prospectus, Form 10-K, Forms 10-Q, and other Securities and Exchange Commission filings.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Beginning in June 1999, the first of seven purported class action lawsuits, as of the date of this Form 10-Q, was filed against the Company, certain of its current and former directors and the three underwriters of the Company's initial public offering (IPO) in the United States District Court for the District of Delaware. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO. In particular, the complaints allege, among other things, that the Company made materially false and misleading statements and omissions in the registration statement and incorporated prospectus, which became effective July 9, 1998, concerning inventory and distribution of its products. Specifically, the proceedings pending are as follows: KENNETH F. SHOCKLEY V. ADAMS GOLF, INC. et al, Civil Action No. 99371 (D.Del.) filed on or about June 1999; MARK J. LANTZ V. ADAMS GOLF, INC. et al, Civil Action No. 99-397 (D.Del.) filed on or about June 22, 1999; F. RICHARD MANSON V. ADAMS GOLF, INC. et al, Civil Action No. 99-421 (D.Del.) filed on or about July 2, 1999; SYLVIA J. DAUGHTRY V. ADAMS GOLF, INC. et al, Civil Action No. 99-469 (D.Del.) filed on or about July 22, 1999; ROBERT DOLIN V. ADAMS GOLF, INC. et al, Civil Action No. 99-498 (D.Del.) filed on or about August 3, 1999; TINA NARDOLILLO V. ADAMS GOLF, INC. et al, Civil Action No. 99-511 (D. Del.) filed on or about August 9, 1999; and ROBERT PETRONGOLO V. ADAMS GOLF, INC. et al (D. Del.) filed on or about September 9, 1999. In each case, the plaintiff's are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. The Company denies the allegations in the complaints and intends to defend against each of them vigorously. The Company expects that these cases will be consolidated, and that it will file a motion to dismiss the consolidated, amended complaints.

The Company has directors' and officers' and corporate liability insurance to cover risks associated with securities claims filed against the Company or its directors and officers and has notified its insurers of the complaints filed against the Company.

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



ITEM 6(a).  EXHIBITS

See exhibit index at page 18.

ITEM 6(b).  REPORTS ON FORM 8-K

None.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereonto duly authorized.


                               ADAMS GOLF, INC.


Date:    November 12, 1999     By: /s/ B. H. (Barney) Adams
                                   --------------------------------------------
                                   B. H. (Barney) Adams, Chairman of the Board,
                                   Chief Executive Officer and President


Date:    November 12, 1999     By: /s/ Darl P. Hatfield
                                   ---------------------------------------------
                                   Darl P. Hatfield,
                                   Senior Vice President - Finance and
                                   Administration and Chief Financial Officer

                                                   EXHIBIT INDEX


Exhibit           Description                                        Location
-------           -----------                                        --------
Exhibit 3.1       Amended and Restated Certificate of                Incorporated  by  reference to Form S-1
                  Incorporation                                      (Exhibit 3.1)
Exhibit 3.2       Amended and Restated By-laws                       Incorporated  by  reference to Form S-1
                                                                     (Exhibit 3.2)
Exhibit 4.1       1998 Stock Incentive Plan of the Company           Incorporated  by  reference to Form S-1
                  Dated February 26, 1998                            (Exhibit 4.1)
Exhibit 4.2       1996 Stock Option Plan dated April 10, 1998        Incorporated  by  reference to Form S-1
                                                                     (Exhibit 4.2)
Exhibit 4.3       Adams Golf, Ltd. 401(k) Retirement Plan            Incorporated  by  reference to Form S-1
                                                                     (Exhibit 4.4)
Exhibit 4.4       1999 Non-Employee Director Plan of                 Incorporated  by  reference to the 1999
                  Adams Golf, Inc.                                   Proxy Statement
Exhibit 4.5       1999 Stock Option Plan for Outside                 Incorporated  by  reference to Form S-8
                  Consultants of Adams Golf, Inc.                    (Exhibit 4.1)
Exhibit 10.1      Agreement between the Company and Nick             Incorporated  by  reference to Form S-1
                  Faldo, dated April 22, 1998                        (Exhibit 10.1)
Exhibit 10.2      Revolving Credit Agreement dated February
                  26, 1999, between Adams Golf Direct
                  Response, Ltd., Adams Golf, Ltd. and
                  NationsBank of Texas N.A. and related              Incorporated  by reference to Form 10-K
                  promissory note and guaranty                       (Exhibit 10.2)
Exhibit 10.3      Commercial Lease Agreement dated
                  December 5, 1997, between Jackson-Shaw             Incorporated  by  reference to Form S-1
                  Technology Center II, Ltd. and the Company         (Exhibit 10.3)
Exhibit 10.4      Commercial Lease Agreement dated April 6,
                  1998, between Jackson-Shaw Technology              Incorporated  by  reference to Form S-1
                  Center II, Ltd. and the Company                    (Exhibit 10.4)
Exhibit 10.5      Letter agreement dated April 13, 1998,             Incorporated  by  reference to Form S-1
                  Between the Company and Darl P. Hatfield           (Exhibit 10.5)
Exhibit 10.6      Amendment to Amended and Restated Revolving
                  Credit Agreement dated August 13, 1999 between
                  Adams Golf Direct Response, Ltd., Adams Golf,
                  Ltd. and Bank of America, N.A.                     Included in this filing
Exhibit 11.1      Computation of Earnings Per Share                  Included in this filing
Exhibit 27.1      Financial Data Schedule                            Included in this filing