Form 10-Q/A
period 1999-09-30
ADAMS GOLF INC
filed 1999-12-09
CIK 1059763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,480,071 on December 6, 1999.

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

The Company has established an enterprise-wide program to prepare its computer systems and applications for the year 2000, utilizing both internal and external resources to identify, correct and test the systems for year 2000 compliance and to verify that material third parties are year 2000 compliant. The Company completed an inventory of all information technology and non-information technology equipment (such as HVAC, security and club serialization systems) as of December 31, 1998 and completed its remediation plan on December 6, 1999. The Company's recently installed information system has been certified as year 2000 compliant by the licensor thereof. In addition, all non-information technology equipment critical to the conduct of the Company's operations have also been certified as year 2000 compliant. Based on these certifications and procedures performed by the Company to test year 2000 readiness, the Company believes its information technology and non-information technology systems are ready for year 2000.

The nature of the Company's business is such that the business risks associated with the year 2000 can be reduced by closely assessing the vendors supplying the components used in assembling the Company's products. Because third party failures could have a material impact on the Company's ability to conduct business, information requests have been sent to the Company's material third party vendors to obtain reasonable assurance that plans are being developed to address the year 2000 issue. Information provided by vendors has been assessed by the Company, and all material third party vendors have provided the Company with satisfactory evidence of their readiness to handle year 2000 issues. However, to further protect the Company from interruptions resulting from issues that material third party vendors may experience related to year 2000 compliance, the Company has acquired adequate inventory levels to meet customer demand into early 2000. Furthermore, the seasonality of the Company's business is such that business is at a low point of the year in January and early February. Because of these factors, the Company believes it would not experience a material impact on its financial position or results of operations if vendor delays were encountered early in 2000. Accordingly, we do not anticipate developing a contingency plan for any worst case scenario related to year 2000 readiness.

As of December 6, 1999, the Company's costs related to the year 2000 compliance project approximated $25,000 and are not considered to be material to its financial position or results of operations. Unanticipated failures by material third party vendors could have a material adverse effect on the cost of the project and the Company's results of operations and financial position. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risk.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Beginning in June 1999, the first of seven purported class action lawsuits, as of the date of this Form 10-Q, was filed against the Company, certain of its current and former directors and the three underwriters of the Company's initial public offering (IPO) in the United States District Court for the District of Delaware. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO. In particular, the complaints allege that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas. First, the prospectus allegedly failed to disclose that unauthorized distribution of the Company's products (gray market sales) allegedly threatened the Company's long term profits. Secondly, the prospectus allegedly failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level which allegedly had an adverse impact on the Company's sales. Specifically, the proceedings pending are as follows: KENNETH F. SHOCKLEY V. ADAMS GOLF, INC. et al, Civil Action No. 99371 (D.Del.) filed on or about June 1999; MARK J. LANTZ V. ADAMS GOLF, INC. et al, Civil Action No. 99-397 (D.Del.) filed on or about June 22, 1999; F. RICHARD MANSON V. ADAMS GOLF, INC. et al, Civil Action No. 99-421 (D.Del.) filed on or about July 2, 1999; SYLVIA J. DAUGHTRY V. ADAMS GOLF,
INC. et al, Civil Action No. 99-469 (D.Del.) filed on or about July 22, 1999; ROBERT DOLIN V. ADAMS GOLF, INC. et al, Civil Action No. 99-498 (D.Del.) filed on or about August 3, 1999; TINA NARDOLILLO V. ADAMS GOLF, INC. et al, Civil Action No. 99-511 (D. Del.) filed on or about August 9, 1999; and ROBERT PETRONGOLO V. ADAMS GOLF, INC. et al (D. Del.) filed on or about September 9, 1999. In each case, the plaintiff's are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. The Company denies the allegations in the complaints and intends to defend against each of them vigorously. The Company expects that these cases will be consolidated, and that it will file a motion to dismiss the consolidated, amended complaints.

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


                               ADAMS GOLF, INC.


Date:    December 9, 1999      By: /s/ B. H. (Barney) Adams
                                   --------------------------------------------
                                   B. H. (Barney) Adams, Chairman of the Board,
                                   Chief Executive Officer and President


Date:    December 9, 1999      By: /s/ Darl P. Hatfield
                                   ---------------------------------------------
                                   Darl P. Hatfield,
                                   Senior Vice President - Finance and
                                   Administration and Chief Financial Officer