Form 10-K405
period 1999-12-31
ADAMS GOLF INC
filed 2000-03-28
CIK 1059763

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-24583
                            ------------------------

                                ADAMS GOLF, INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                         75-2320087
      (State or other jurisdiction of incorporation or        (I.R.S. Employer Identification No.)
                       organization)

    300 DELAWARE AVENUE, SUITE 572, WILMINGTON, DELAWARE                     19801
          (Address of principal executive offices)                         (Zip Code)

                                 (302) 427-5892
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 TITLE OF CLASS
                          Common Stock $.001 Par Value
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At March 20, 2000, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $22,647,592 based on the closing sales price of $1 13/16 per share of the Registrant's Common Stock on the Nasdaq Stock Market's National Market.

    The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, was 22,480,071 on March 20, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates certain information by reference from the Registrant's definitive proxy statement, dated April 5, 2000, for the annual meeting of stockholders to be held on May 3, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL

    Adams Golf, Inc. (the "Company" or "Adams Golf") designs, manufactures and markets premium quality, technologically innovative golf clubs. Adams Golf's products include the Tight Lies lines of fairway woods and drivers, SC Series Titanium drivers, Assault-VMI Irons, and the Faldo Series wedges. The Company was incorporated in Texas in 1987 and reincorporated in Delaware in 1990. The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly owned subsidiaries.

SEGMENTS AND PRODUCTS

    The Company operates in a single segment (golf clubs) within the golf industry and within that segment offers more than one class of product.

    The Company currently offers the following products:

    FAIRWAY WOODS--The Tight Lies line of fairway woods has an innovative upright trapezoidal or "upside down" head shape, that incorporates a distinctive shallow face and a low center of gravity. The Company believes that these clubs are ideal for getting the ball airborne quickly and efficiently with optimum spin to maximize distance from virtually any lie on the course including the rough, hard pan, fairway bunkers and divots. As an extension to the original Tight Lies line of fairway woods, the Company introduced the Tight Lies Tour line and Tight Lies 2 line of fairway woods in June and October 1999, respectively. Each of these lines of fairway woods incorporate similar design and technology characteristics of the original Tight Lies line of fairway woods, with the Tight Lies 2 line of fairway woods utilizing the asymmetrical face curvature developed in the SC Series Titanium drivers. The Tight Lies Tour line is designed and manufactured according to the standards demanded by professional golfers.

    DRIVERS--In January 1999, the Company introduced the SC Series Titanium drivers which have been designed to achieve a specific ball flight objective: longer and straighter tee shots resulting from reduced side spin and increased forward momentum. These qualities are achieved through a complex patented asymmetrical face curvature design which incorporates precisely controlled relationships between the curvature of the face and the center of gravity. In February 2000, the Company introduced the Tight Lies 2 driver which complements the Tight Lies 2 line of fairway woods and utilizes the same technology as the fairway woods.

    WEDGES--In January 1999, the Company introduced the Faldo Series wedges featuring a classic style and a unique asymmetrical sole designed to deliver three different wedge shots--pitch, sand, and open-face finesse--from a single club. Utilizing input from Nick Faldo, a professional golfer, regarding his own wedge play, the sole of the Faldo Series wedges has been designed to provide maximum playability from a variety of lies, giving golfers the confidence to execute even the toughest wedge shots.

    CUSTOM FITTED CLUBS--The Company's custom fitted clubs consist primarily of the Assault-VMI irons which are perimeter-weighted, cavity-backed, slightly offset irons incorporating the Company's patented variable moment of inertia ("VMI") design formula producing consistent swing feel across an entire set of clubs. The Company markets the Assault-VMI irons to professional and avid golfers exclusively through its network of over 100 certified custom fitting accounts. The Company believes that its custom fitting activities provide an in-depth understanding of golf club design and credibility in the golf industry.

    The following table sets forth the contribution to net sales attributable to the product groups for the years indicated. Historical percentages may not be indicative of the Company's future product mix.

                    PERCENTAGE OF NET SALES BY PRODUCT GROUP

                                                      1997           1998           1999
                                                    --------       --------       --------
Fairway Woods.....................................    94.3%          96.5%          63.6%
Drivers...........................................      --             --           32.5
Wedges............................................      --             --            3.0
Irons and Other...................................     5.7            3.5            0.9
                                                     -----          -----          -----
  Total...........................................   100.0%         100.0%         100.0%
                                                     =====          =====          =====

    The Company's continued growth and success depend, in large part, on its ability to successfully develop and introduce new products accepted in the marketplace. Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection. No assurance can be given that the Company will be able to continue to design, manufacture and introduce new products that will meet with market acceptance. Failure by the Company to identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company's future growth and profitability. Additionally, successful technologies, designs and product concepts are likely to be copied by competitors. Accordingly, the Company's operating results could fluctuate as a result of the amount, timing and market acceptance of new product introductions by the Company or its competitors.

DESIGN AND DEVELOPMENT

    The Company's design and development team is responsible for developing, testing and introducing new technologies and product designs. This team is currently led by Barney Adams, the founder of the Company and inventor of the Tight Lies fairway wood; Richard H. Murtland, Vice President-Research and Development; Adams Golf's in-house design development team; Nick Faldo; Tom Watson and independent consultant, Robert R. Bush. Mr. Bush has over 30 years of experience in golf club development, most notably as Director of Technical Services for True Temper Sports, a leading shaft manufacturer, where from 1966 to 1993, he was responsible for testing all golf club shafts. Mr. Bush was instrumental in the development of "Iron Byron," the industry standard for the mechanical testing of golf clubs and balls. Mr. Bush is currently a member of the Technical Advisory Panel for GOLF DIGEST.

    The design and development team engages in a five-step process to create new products.

    CONCEPT DEVELOPMENT--During concept development, Adams Golf's design and development team identifies specific desirable ball flight objectives. In addition, the Company considers new ideas from professional golfers, inventors, distributors and others. The Company expects that Nick Faldo and Tom Watson will continue to play a significant role in future concept development.

    DESIGN SPECIFICATIONS--The Company's product design and development team determines design specifications for the club, including shaft length, flex and weight, head design, loft and overall club weight. Throughout the design specifications process, the Company refers to and incorporates the golf equipment standards developed by the U.S. Golf Association ("USGA"). Although the standards set by the USGA only apply to competitive events sanctioned by that organization, the Company believes it is critical for new clubs to comply with these standards. At this time, the product design and development team also determines the optimal materials to use in the club. The Company will not use higher cost materials, such as titanium or other alloys, unless such expensive materials provide meaningful performance benefits. This stage of product development typically takes 6 to 8 weeks after a concept has been clearly identified.

    PATENT REVIEW--The Company considers patent protection for its technologies and product designs to be an important part of its development strategy. The Company and its patent attorneys conduct a search of prior art and existing products to determine whether a new product idea may be covered by an existing patent. Patent review, depending upon the complexity and novelty of the design involved, generally requires between 3 to 18 months to complete, however, this stage of product development typically occurs in conjunction with one or more of the other steps.

    PRODUCT DESIGN AND ENGINEERING REVIEW--If a product concept continues past the patent review stage, the Company translates design parameters into working designs. When appropriate, these designs are developed using computer aided design software and modeled using in-house rapid prototyping systems. Once modeled the prototype is subjected to rigorous engineering review to validate the effectiveness of the technology or design. The Company estimates that it takes between 4 to 6 months to successfully complete product design and engineering review.

    TESTING--Once a specific design has been decided upon, the Company creates and tests one or more prototypes. The Company has a product testing facility at the Hank Haney Golf Ranch in McKinney, Texas and utilizes independent mechanical test facilities in Texas, California and Florida for both mechanical and player preference testing. In addition, prototypes are also tested for performance and player preferences by Nick Faldo, Tom Watson and other professional golfers associated with the Company. As part of the testing process, the Company records, analyzes and interprets data associated with each prototype including ball flight, distance, spin and accuracy. Using feedback from these tests, the Company modifies its designs to achieve its performance objective. Additionally, the Company applies for official USGA approval of the resulting club at this time. Upon approval of a new product from the USGA, it becomes considered for commercial release. The Company believes that in order to properly field test a new product, it must expect between 4 to 6 months of additional development time.

    The Company's research and development expenses were approximately $557,000, $1,532,000 and $2,092,000 during 1997, 1998 and 1999, respectively.

MARKETS AND METHODS OF DISTRIBUTION

    The Company sells its products through on- and off-course golf shops and selected sporting goods retailers, direct sales to consumers, international distributors and the Company's custom fitting accounts.

    SALES TO RETAILERS--The Company sells a majority of its products to selected retailers. To maintain its high quality reputation and generate retailer loyalty, the Company currently does not sell its products through price sensitive general discount warehouses, department stores or membership clubs. The Company believes its selective retail distribution strategy helps its retailers maintain profitable margins and maximize sales of the Company's products. For the year ended December 31, 1999, sales to retailers accounted for approximately 77% of the Company's total net sales.

    Adams Golf maintains a field sales staff that at March 10, 2000 consisted of 27 employee sales representatives and 10 independent sales representatives who are in regular personal contact with the Company's retail accounts (approximately 7,000 retailers). These sales representatives are supported by 16 inside sales representatives who maintain contact with the Company's retailers nationwide. The Company generally has been successful in delivering product to its retailers within one week of a placed order. The Company believes its prompt delivery of products enables its retail accounts to maintain smaller quantities of inventory than may be required with other golf equipment manufacturers.

    CUSTOMER SUPPORT AND DIRECT SALES--Adams Golf believes that superior customer service can significantly enhance its marketing efforts. Accordingly, the Company maintains an in-house customer support department whose representatives primarily provide customer support, technical assistance to its customers and field certain calls resulting from the Company's direct response advertising. The Company outsources a significant portion of its direct sales activities. The Company provides its staff with computerized access to its retailer database enabling customer support representatives to guide consumers to their nearest Adams Golf retailer. For the year ended December 31, 1999, sales direct to consumer accounted for approximately 7% of the Company's total net sales.

    INTERNATIONAL SALES--International sales are made primarily in the United Kingdom, Japan and Canada. International sales in the United Kingdom are made through a wholly owned subsidiary of the Company. For the year ended
December 31, 1999, international sales in Japan, Canada and all other countries were made through a network of 34 independent distributors. In January 2000, the Company terminated its agreement with its distributor in Japan and established a wholly owned subsidiary, the purpose of which is to distribute the Company's product in Japan. For the year ended December 31, 1999, international sales accounted for approximately 14% of the Company's net sales.

    CUSTOM FITTING SALES--The Company employs six sales representatives who manage the Company's custom fitting sales and support division and administer its custom fitting training program for golf professionals. The Company's custom fitting training program has received PGA certification and provides continuing education credits for PGA Member Professionals. Since 1992, the Company has certified in excess of 300 golf professionals to custom fit its Assault-VMI irons, which are sold exclusively through its over 100 custom fitting accounts. Custom fitters measure data relating to swing and ball flight characteristics. Based on the interpretation of the data, a set of clubs is manufactured that is specifically tailored to that golfer. For the year ended December 31, 1999, custom fitting sales accounted for approximately 3% of the Company's total net sales.

    WEB SITE--The Company maintains a web site at www.adamsgolf.com, which allows the visitor to access certain information about the Company's products and to locate retailers and custom fitting locations. The web site also provides access to public filings, press releases and the Company's investor relations department. The Company does not currently sell its products via its web site.

UNAUTHORIZED DISTRIBUTION AND COUNTERFEIT CLUBS

    Despite the Company's efforts to limit its distribution to selected retailers, some quantities of the Company's products have been found in unapproved outlets or distribution channels. The existence of a "gray market" in the Company's products can undermine authorized retailers and foreign wholesale distributors who promote and support the Company's products, and can injure the Company's image in the minds of its customers and consumers. Adams Golf makes efforts to limit unauthorized distribution of its products, but does not believe the gray marketing of its products can be totally eliminated. The Company does not believe that the unauthorized distribution of its clubs had or will have a material adverse effect on the Company's results of operations, financial condition or competitive position, although there can be no assurance as such.

    In addition, the Company is periodically made aware of the existence of counterfeit copies of its golf clubs, particularly in foreign markets. The Company takes action on these situations through local authorities and legal counsel where practical. The Company does not believe that the availability of counterfeit golf clubs had or will have a material adverse effect on the Company's results of operations, financial condition or competitive position, although there can be no assurance as such.

MARKETING

    The goals of the Company's marketing efforts are to build its brand identity and drive sales through its retail distribution channel. To accomplish these goals, Adams Golf utilizes traditional image-based advertising and direct response advertising, engages in promotional activities and capitalizes on its relationships with Nick Faldo, Tom Watson and other well known golf personalities.

    ADVERTISING--The Company uses a combination of traditional image-based advertising and direct response.

    - TRADITIONAL IMAGE-BASED ADVERTISING--The Company's primary advertising efforts focus on traditional image-based advertising. This advertising includes a series of commercials which run during major golf tournaments and golf related and other programs; newspaper, magazine and radio ad campaigns; sponsorship of a developmental professional tour; sponsorship of selected golf tournaments; exclusive sponsorship of The Golf Channel's weekly instructional program, "LIVING ROOM LESSONS", and the Company's web site.

    - DIRECT RESPONSE ADVERTISING--The Company also builds brand awareness and stimulates product demand through its direct response advertising, which includes a variety of mediums including television, radio, print and direct mail. Direct response advertising, in which consumers may order products directly from the Company by calling a toll-free telephone number, provides a cost-effective vehicle enabling the Company to communicate a compelling product story and build brand recognition. The Company's direct response advertising serves to introduce the Company's products to consumers, many of whom will subsequently purchase the Company's clubs from retailers. The Company produces infomercials for its new products and refreshes infomercials on a routine basis for existing products. In addition, the Company continues to utilize 30- and 60-second direct response television commercials as well as radio advertising. The Company advertises regularly in major golf and industry publications, general consumer magazines and local newspapers nationwide. These include GOLF DIGEST, GOLF MAGAZINE, SPORTS ILLUSTRATED, THE WALL STREET JOURNAL and USA TODAY. Finally, the Company engages in regularly scheduled direct mail advertising campaigns.

    PROMOTIONAL ACTIVITIES--The Company engages in a variety of promotional activities to sell and market its products. Such activities have included consumer sweepstakes; promotional giveaways with certain purchases, including items such as instructional videos, gift packaging and golf bags; and promotional campaigns, such as the "30-Day Challenge," in which the Company advertises its 30-day return policy.

RELATIONSHIPS WITH PROFESSIONAL GOLFERS

    - NICK FALDO--In May 1998, the Company formed a lifetime relationship with Nick Faldo, an internationally recognized professional golfer and winner of numerous U.S. and international championships, including three Masters Tournaments and three British Open Championships. Mr. Faldo led the Official World Golf Ranking for 81 weeks during 1993 and 1994. The Company expects Nick Faldo to continue to be actively and directly involved in the design, testing and development of new technologies and products.
      Mr. Faldo is noted for his precise play as a golfer and his reputation as a perfectionist. The Company believes that by aligning itself with Mr. Faldo, it can further promote the Adams Golf brand, while at the same time demonstrating the Company's ability to deliver golf clubs that satisfy the specific and demanding requirements of tour professionals.

      Mr. Faldo's agreement with the Company included a stock grant of 900,000 shares of Common Stock in May 1998 and calls for royalty payments based upon international sales for each of the first ten full years of the agreement. The agreement also provides for escalating minimum annual royalty payments of $1.5 million in 1999 increasing ratably to $4.0 million over ten years, if certain sales thresholds are not met. During the year ended December 31, 1999, the Company paid to Mr. Faldo the minimum royalty amount provided for in his agreement with the Company.

    - TOM WATSON--In August 1999, the Company entered into a five year endorsement agreement with Tom Watson, an internationally recognized professional golfer. Mr. Watson has won eight major championships, including five British Open Championships, two Masters Tournaments and an U.S. Open Championship.

      The Company expects Mr. Watson to be actively involved in the development of products. Mr. Watson's agreement with the Company calls for an annual endorsement fee in addition to royalties on specified products which Mr. Watson assists in developing for the Company.

    - HANK HANEY--The Company has also obtained endorsements from Hank Haney. Mr. Haney was named the 1993 PGA Teacher of the Year and is a five-time recipient of the Northern Texas Section PGA Teacher of the Year Award. Mr. Haney has instructed over 100 touring professionals from the PGA, LPGA, European, Japanese and Asian Tours along with several top rated junior golfers. Mr. Haney is a member of the advisory staff for GOLF DIGEST.

    - OTHER PROFESSIONALS--The Company, from time to time, enters into endorsement agreements with professional golfers who compete on the various tours in the United States and internationally. None of these relationships are material to the Company.

RAW MATERIALS, MANUFACTURING AND ASSEMBLY

    The Company manages all stages of manufacturing, from sourcing to assembly, in order to maintain a high level of product quality and consistency. The Company establishes product specifications, selects the materials used to produce the components and tests the specifications of all components received by the Company. In addition, the Company has redundant sources of supply for each of the component parts used in the manufacture of its fairway woods and irons and has established a quality assurance program at those manufacturing facilities located in Taiwan and China that are collectively responsible for producing substantially all of the Company's performance fairway wood and iron club heads. With regard to the Company's SC Series Titanium drivers, the Company utilizes one source of supply in Australia for the club head and redundant sources of supply for the remaining component parts. Upon arrival at the Company's manufacturing facilities in Plano, Texas, each component used in the Company's clubs is again checked to ensure consistency with strict design specifications. Components are then sorted to identify variations in characteristics, such as head weight and shaft flexibility, that, although within the specified range, may affect club performance. Golf clubs are then built by the Company's manufacturing personnel using the appropriate component parts and the Company's patented VMI technology.

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

PATENTS

    The Company's ability to compete effectively in the golf club market will depend, in large part, on the ability of the Company to maintain the proprietary nature of its technologies and products. The Company currently holds nine U.S. patents relating to certain of its products and proprietary technologies and has seven patent applications pending. Assuming timely payment of maintenance fees, if any, the Company expects that the nine currently issued patents will expire on various dates between 2009 and 2016. The Company has been awarded patents with respect to the design of the Tight Lies fairway wood, the VMI design formula and the Faldo Series wedge. There can be no assurance, however, as to the degree of protection afforded by these or any other patents held by the Company or as to the likelihood that patents will be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may lack sufficient breadth to adequately protect the aspects of the Company's products to which the patents relate. The Company does not hold any foreign patents and no foreign patent applications are pending. The U.S. patents held by the Company do not preclude competitors from developing or marketing products similar to the Company's products in international markets.

    There can be no assurance that competitors, many of which have substantially greater resources than the Company and have made substantial investments in competing products, will not apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make and sell its products. The Company is aware of numerous patents held by third parties that relate to products competitive to the Company's. There is no assurance that these patents would not be used as a basis to challenge the validity of the Company's patent rights, to limit the scope of the Company's patent rights or to limit the Company's ability to obtain additional or broader patent rights. A successful challenge to the validity of the Company's patents may adversely affect the Company's competitive position. Moreover, there can be no assurance that such patent holders or other third parties will not claim infringement by the Company with respect to current and future products. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually issue with claims that will be infringed by the Company's products or technologies. The defense and prosecution of patent suits is costly and time-consuming, even if the outcome is favorable. This is particularly true in foreign countries where the expenses associated with such proceedings can be prohibitive. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require the Company and others to cease selling products or require disputed rights to be licensed from third parties. Such licenses may not be available on satisfactory terms, or at all.

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

INDUSTRY SPECIFIC REQUIREMENTS

    The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from these customers. The Company believes it has adequate reserves for potential credit losses. However, future weakness in the retail golf equipment market may result in delinquent or uncollectible accounts for some of the Company's significant customers. Accordingly, there can be no assurance that the Company's results of operations or cash flows will not be adversely impacted by the failure of its customers to meet their obligations to the Company. Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific retail customers. Issuance of these terms (i.e., greater than 30 days) are dependent on the Company's relationship with the customer and payment history. Payment terms are extended to selected customers typically during off-peak times in the year (i.e., generally the first and fourth quarters). The Company extends payment terms during these times of the year in order to promote the Company's brand name and assure adequate product availability, often to coincide with planned promotions or advertising campaigns. Although a significant amount of the Company's sales are not affected by these terms, the extended terms do have a negative impact on the Company's financial position and liquidity. The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company's financial plans.

    In addition to extended payments terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand. The Company's inventory balances were $13,312,000 and $19,101,000 at December 31, 1998 and 1999, respectively, representing an increase of 43%. The Company expects its inventory level to decline during 2000 from the December 31, 1999 balance, although there can be no assurance that this decline will occur.

MAJOR CUSTOMERS

    The Company is not currently dependent on a single or small number of customers, the loss of which would have a material adverse effect on consolidated revenues.

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

    Because most operating expenses are relatively fixed in the short term, the Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly results of operations. If technological advances by competitors or other competitive factors require the Company to invest significantly greater resources than anticipated in research and development or sales and marketing efforts, the Company's business, operating results or financial condition could be materially adversely affected. Accordingly, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarter are not indicative of results to be expected for a full fiscal year. As a result of fluctuating operating results or other factors discussed above and below, in certain future quarters the Company's results of operations may be below the expectations of public market analysts or investors. In such event, the market price of the Company's Common Stock could be materially adversely affected.

BACKLOG

    The amount of the Company's backlog orders at any particular time is affected by a number of factors, including seasonality and scheduling of the manufacturing and shipment of products. At March 10, 2000, the Company did not have a significant level of orders on backlog and does not anticipate that a significant level of orders will not be filled within the current fiscal year. In addition, the Company believes that the amount of its backlog is not an appropriate indicator of levels of future production.

COMPETITION

    The market for golf clubs is highly competitive. The Company competes with a number of established golf club manufacturers, some of which have greater financial and other resources. The Company's competitors include Callaway Golf Company, Adidas-Salomon AG (Taylor Made), Fortune Brands, Inc. (Titleist and Cobra) and Orlimar Golf Company, among others. The Company competes primarily on the basis of performance, brand name recognition, quality and price. The Company believes that its ability to market its products through multiple distribution channels, including on- and off-course golf shops, selected sporting goods retailers and through direct response advertising, is important to the manner in which the Company competes. The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors, including, among others, advertising, media, promotions and product endorsements. These preferences may also be subject to rapid and unanticipated changes. The Company could face substantial competition from existing or new competitors that introduce and successfully promote golf clubs that achieve market acceptance. Such competition could result in significant price erosion or increased promotional expenditures, either of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that Adams Golf will be able to compete successfully against current and future sources of competition or that its business, operating results or financial condition will not be adversely affected by increased competition in the markets in which it operates.

    The golf club industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts. Due to the success of the Tight Lies fairway woods, the Company has experienced several competitors introducing products similar to the Tight Lies fairway woods. The buying decisions of many purchasers of golf clubs are often the result of highly subjective preferences, which can be influenced by many factors, including, among others, advertising media, promotions and product endorsements. The Company may face competition from manufacturers introducing other new or innovative products or successfully promoting golf clubs that achieve market acceptance. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and the Company's image and could have a material adverse effect on the Company's business, results of operations, financial position or liquidity.

    The introduction of new products by the Company or its competitors can result in closeouts of existing inventories at both the wholesale and retail levels. Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products, given the availability of older products at lower prices.

DOMESTIC AND FOREIGN OPERATIONS

    Domestic and foreign net sales for the years ended December 31, 1997, 1998 and 1999 are comprised as follows:

                                      1997                      1998                      1999
                               -------------------       -------------------       -------------------
Domestic.....................  $35,808,000    97.6%      $73,580,000    87.0%      $46,612,000    86.3%
Foreign......................      882,000     2.4        11,031,000    13.0         7,388,000    13.7
                               -----------   -----       -----------   -----       -----------   -----
  Total......................  $36,690,000   100.0%      $84,611,000   100.0%      $54,000,000   100.0%
                               ===========   =====       ===========   =====       ===========   =====

    In addition, no one customer contributed greater than 10% of the Company's consolidated net sales in any one of the years identified.

EMPLOYEES

    At March 10, 2000, the Company had 243 full-time employees, including 73 engaged in manufacturing and assembly, 16 in research and development and quality control, 95 in sales support and 59 in management and administration. The Company's employees are not unionized. Management believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

    The Company's administrative offices and manufacturing facilities currently occupy approximately 86,000 square feet of space in Plano, Texas. This facility is leased by the Company pursuant to a lease agreement expiring in 2004 and may be extended for an additional five years. The Company maintains the right to terminate the lease if it moves to a larger facility owned by the current lessor. The Company believes that these facilities will be sufficient through at least the end of 2000.

ITEM 3.  LEGAL PROCEEDINGS

    Beginning in June 1999, the first of seven class action lawsuits (as of the date of this Form 10-K) was filed against the Company, certain of its current and former directors and the three underwriters of the Company's initial public offering (IPO) in the United States District Court for the District of Delaware. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO. In particular, the complaints allege that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas. Plaintiffs allege that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) threatened the Company's long term profits. Plaintiffs also allege that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level which had an adverse impact on the Company's sales. Specifically, the proceedings pending are as follows:
KENNETH F. SHOCKLEY V. ADAMS GOLF, INC. et al, Civil Action No. 99-371 (D.Del.) filed on or about June 1999; MARK J. LANTZ V. ADAMS GOLF, INC. et al, Civil Action No. 99-397 (D.Del.) filed on or about June 22, 1999; F. RICHARD
MANSON V. ADAMS GOLF, INC. et al, Civil Action No. 99-421 (D.Del.) filed on or about July 2, 1999; SYLVIA J. DAUGHTRY V. ADAMS GOLF, INC. et al, Civil Action No. 99-469 (D.Del.) filed on or about July 22, 1999; ROBERT DOLIN V. ADAMS
GOLF, INC. et al, Civil Action No. 99-498 (D.Del.) filed on or about August 3, 1999; TINA NARDOLILLO V. ADAMS GOLF, INC. et al, Civil Action No. 99-511 (D.Del.) filed on or about August 9, 1999; AND ROBERT PETRONGOLO V. ADAMS
GOLF, INC. et al (D.Del.) filed on or about September 9, 1999. In each case, the plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. The Company denies the allegations in the complaints and intends to defend against each of them vigorously. The Company expects that these cases will be consolidated, and that it will file a motion to dismiss the consolidated, amended complaints.

    The Company maintains directors' and officers' and corporate liability insurance to cover risks associated with these securities claims filed against the Company or its directors and officers and has notified its insurers of the complaints filed against the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed and traded on the Nasdaq Stock Market's National Market under the symbol "ADGO". The prices in the table below represent, for the periods indicated, the quarterly high and low sales price for Adams Golf, Inc. Common Stock as reported by The Nasdaq Stock Market. All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                                  HIGH           LOW
                                                              ------------   ------------
1999
First Quarter...............................................  $ 5 9/16       $2 15/16
Second Quarter..............................................  4 5/8          2
Third Quarter...............................................  3 3/4          2 1/32
Fourth Quarter..............................................  3 3/16         1 9/16

1998
Third Quarter (beginning July 10, 1998).....................  $18 7/8        $3 7/8
Fourth Quarter..............................................  5 3/16         3

    On March 20, 2000, the last reported sale price of the Common Stock on The Nasdaq Stock Market's National Market was $1 13/16 per share.

    At March 20, 2000, Adams Golf, Inc. had approximately 7,300 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

    No dividends have been declared or paid relating to the Company's Common Stock.

    In order to remain listed on either the National Market or SmallCap Market of the Nasdaq Stock Market, the Company must continue to satisfy numerous maintenance requirements, including a minimum bid price of $1.00 per share. The inability to maintain a listing on the Nasdaq Stock Market could adversely affect the ability or willingness of investors to purchase the Common Stock, which, in turn, would likely severely affect the market liquidity of the Company's securities.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data presented below are derived from the Company's consolidated financial statements for the years ended December 31, 1995, 1996, 1997, 1998, and 1999, respectively. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and related notes and other financial information included elsewhere in this document.

                                                                YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------
                                                    1995       1996       1997       1998       1999
                                                  --------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statements of Operations Data:
  Net sales.....................................   $1,125     $3,522    $36,690    $84,611    $ 54,000
  Operating income (loss).......................     (244)         9     (3,969)    18,500     (18,735)
  Net income (loss).............................   $ (243)    $   13    $(4,654)   $12,510    $(10,589)
                                                   ======     ======    =======    =======    ========
Income (loss) per common share(1):
  Basic and diluted.............................   $(0.05)    $   --    $ (0.37)   $  0.61    $  (0.47)
                                                   ======     ======    =======    =======    ========
  Diluted.......................................   $(0.05)    $   --    $ (0.37)   $  0.61    $  (0.47)
                                                   ======     ======    =======    =======    ========
Weighted average common shares(1):
  Basic.........................................    4,423     11,238     12,519     20,435      22,480
                                                   ======     ======    =======    =======    ========
  Diluted.......................................    4,423     11,238     12,519     20,677      22,480
                                                   ======     ======    =======    =======    ========

                                                                         DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1995       1996       1997       1998       1999
                                                     --------   --------   --------   --------   --------
                                                                        (IN THOUSANDS)
Consolidated Balance Sheet Data(1):
  Total assets.....................................    $658      $2,559    $17,360    $96,906    $83,210
  Total debt (including current maturities)........      --         230         --        175         --
  Stockholders' equity.............................     615       1,978      8,325     88,190     78,371

------------------------

(1) See Note 1 of Notes to Consolidated Financial Statements for information concerning the calculation of income (loss) per common share and weighted average common shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs. Founded in 1987, the Company operated initially as a components supplier and contract manufacturer. Thereafter, the Company established its custom fitting operation which currently services a network of over 100 certified custom fitting accounts. In the fall of 1995, the Company introduced the original Tight Lies fairway wood and, over the next three years, extended the Tight Lies line to include the Tight Lies Strong 2 Tour Brassie, Strong 3, Strong 5, Strong 7, Strong 9 and Strong 11. During 1999, the Company introduced the SC Series Titanium driver (SC driver), the Faldo Series wedge, the Tight Lies Tour fairway woods, and the Tight Lies 2 fairway woods. The Company recently further extended the Tight Lies line by introducing the Tight Lies 2 driver in January 2000.

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

    The Company does not currently manufacture the components required to assemble its golf clubs, relying instead on various component suppliers. Golf club components are generally available from multiple suppliers. Currently, however, certain components for the SC Series Titanium drivers, the Tight Lies 2 line and the Faldo Series wedges are produced by single suppliers. Costs of the Company's clubs consist primarily of component parts, including the head, shaft and grip. To a lesser extent, the Company's cost of goods sold includes labor and occupancy costs in connection with the inspection, testing and assembly of component parts at its facility in Plano, Texas.

RESULTS OF OPERATIONS

    The following table sets forth operating results expressed as a percentage of net sales for the periods indicated.

                                                           YEARS ENDED DECEMBER 31,
                                                    --------------------------------------
                                                      1997           1998           1999
                                                    --------       --------       --------
Net sales.........................................   100.0%         100.0%         100.0%
Cost of goods sold................................    27.2           25.3           32.5
                                                     -----          -----          -----
  Gross profit....................................    72.8           74.7           67.5
Operating expenses:
  Research and development expenses...............     1.5            1.8            3.9
  Selling and marketing expenses..................    35.7           36.9           77.9
  General and administrative expenses:
    Provision for bad debts.......................     2.0            1.8            3.2
    Other.........................................     3.9           12.3           17.2
    Stock compensation and bonus award............    40.5             --             --
                                                     -----          -----          -----
  Total operating expenses........................    83.6           52.8          102.2
                                                     -----          -----          -----
  Operating income (loss).........................   (10.8)          21.9          (34.7)
Interest income (expense), net....................    (0.2)           1.5            3.1
Other income (expense), net.......................    (0.1)          (0.1)            --
                                                     -----          -----          -----
  Income (loss) before income taxes...............   (11.1)          23.3          (31.6)
Income tax expense (benefit)......................     1.6            8.5          (12.0)
                                                     -----          -----          -----
Net income (loss).................................   (12.7)%         14.8%         (19.6)%
                                                     =====          =====          =====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Net sales increased 131% to $84.6 million for the year ended December 31, 1998 from $36.7 million for 1997, primarily due to the continued market acceptance of the Company's Tight Lies line of fairway woods, and, to a lesser extent, the introduction of the Strong 2 Tour Brassie and the Strong 11 in late August 1998. Net sales for 1998 were reduced by a $4.3 million unconditional credit ("Net-down Credit") given to retailers during the fourth quarter in connection with the Company's new suggested retail pricing structure for its original Tight Lies fairway woods. The Net-down Credit was determined based on the estimated number of original Tight Lies fairway woods which the Company's retail customers had in their inventory at December 31, 1998. Each customer having such inventory on hand at December 31, 1998 was issued a credit to be applied against future purchases or account balances otherwise due to the Company. Net sales of the Tight Lies line of fairway woods increased to $81.6 million for the year ended December 31, 1998 from $34.6 million for 1997, and increased as a percentage of net sales to 96.5% from 94.3%, respectively. Sales of the Tight Lies fairway woods increased subsequent to the Company's introduction of an infomercial marketing its original Tight Lies fairway wood in the second quarter of 1997. Net sales of other product lines for the year ended December 31, 1998 increased to $3.0 million from $2.1 million for 1997, but decreased as a percentage of net sales to 3.5% from 5.7%, respectively. Net sales of the Company's products outside the U.S. increased to $11.0 million for the year ended December 31,

1998 from $0.9 million for the year ended December 31, 1997, and increased as a percentage of net sales to 13.0% from 2.4%, respectively. The increase in international sales was due to increased market acceptance of the Tight Lies fairway woods and expanded international marketing efforts beginning in the last half of 1997.

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

    Operating expenses are composed primarily of selling and marketing expenses, general and administrative expenses, and to a lesser extent, research and development expenses. Selling and marketing expenses increased to $31.2 million for the year ended December 31, 1998 from $13.1 million for 1997 primarily as a result of increased royalty expense of $1.8 million, increased personnel costs of $1.7 million from hiring additional employees, incurring increased levels of services provided by independent contractors resulting in additional expenses of $2.2 million and increased marketing and advertising efforts resulting in increased costs of $11.2 million in 1998. Selling and marketing expenses increased as a percent of net sales for the year ended 1998 to 36.9% from 35.7%. General and administrative expenses, including provisions for bad debts, increased to $11.9 million, or 14.1% as a percent of sales, for the year ended December 31, 1998 from $2.2 million, or 6.0% as a percent of net sales, excluding stock compensation and bonus awards for the year ended December 31, 1997. This increase is primarily due to increased personnel costs of $2.5 million from the hiring of additional employees, use of outside services resulting in additional costs of $2.5 million, higher occupancy costs of $1.1 million, and additional bad debt expense of $0.7 million. For the year ended December 31, 1997, the Company incurred $14.8 million, or 40.5% as a percent of net sales, relating to stock compensation and bonus awards to the Company's Chairman and Chief Executive Officer. Research and development expenses for the year ended December 31, 1998 increased to $1.5 million from $0.6 million for 1997, and increased as a percent of net sales to 1.8% from 1.5%, primarily due to increased salaries, consulting, and tooling expenses associated with the development of new products.

    Operating income increased to $18.5 million for the year ended December 31, 1998 from a loss of $4.0 million for 1997.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    Net sales decreased 36.2% to $54.0 million for the year ended December 31, 1999 from $84.6 million for 1998, primarily due to a lower volume of fairway woods being sold as a result of competition from other equipment manufacturers and the implementation at the beginning of 1999 of a new pricing structure, that resulted in lower wholesale prices to retail customers. Net sales were positively impacted by sales of recently introduced products, particularly the SC Series Titanium drivers and the Faldo Series wedge which were introduced in 1999. Net sales of the Tight Lies lines of fairway woods decreased to $34.4 million for the year ended December 31, 1999 from $81.6 million for 1998, and decreased as a percentage of net sales to 63.6% from 96.5%, respectively. Net sales of the SC Series drivers for the year ended December 31, 1999 were $17.4 million or 32.5% as a percentage of net sales. Net sales of the Faldo Series wedges for the year ended December 31, 1999 were $1.6 million or 3.0% as a percentage of net sales. Net sales of other product lines decreased to $0.5 million for the year ended December 31, 1999 from $3.0 million for 1998 and decreased as a percentage of net sales to 0.9% from 3.5%. Net sales of the Company's products outside the U.S. decreased to $7.4 million for the year ended December 31, 1999 from $11.0 million for the year ended December 31, 1998, but increased as a percentage of net sales to 13.7% from 13.0%, respectively.

    Cost of goods sold decreased to $17.6 million for the year ended
December 31, 1999 from $21.4 million for 1998, but increased as a percentage of net sales to 32.5% from 25.3%, respectively. The increase as a percentage of net sales is primarily due to lower average selling prices of the original Tight Lies line of fairway woods resulting from the Company's new suggested retail pricing structure, the introduction of new products, such as the SC Series driver with a higher per unit cost, which, in turn, increased costs as a percentage of sales and increased sales of all product groups to retailers compared to sales direct to consumers.

    Selling and marketing expenses increased to $42.0 million for the year ended December 31, 1999 from $31.2 million for 1998 and increased as a percentage of sales to 77.9% from 36.9%. The increase in selling and marketing expenses is primarily attributable to a $2.8 million increase in personnel and related expenses as a result of hiring additional outside sales representatives and marketing personnel, a $5.2 million increase in advertising resulting from additional television and print advertising related to the launch of new products during 1999 and to promote sell-through of the original Tight Lies fairway woods at retailers, and $1.4 million related to the production of two new infomercials and several new television commercials during the year.

    General and administrative expenses, including provisions for bad debts, decreased to $11.0 million, but increased as a percent of net sales to 20.4%, for the year ended December 31, 1999 from $11.9 million, or 14.1% as a percent of net sales for the same period of 1998. The decrease in general and administrative expenses, in absolute dollars, is primarily attributable to a $1.8 million dollar decrease in professional services relating to costs associated with implementation of the Company's information system in 1998. This decrease was partially offset by a $0.7 million increase in employee and related costs due to the hiring of additional information technology and other employees and a $0.2 million increase in bad debt expense. During the fourth quarter of 1999, the Company discovered that excess trade credits of approximately
$1.0 million had been offset against certain trade accounts receivable. After further review, the Company concluded that receivables affected by this activity were no longer collectible, and, accordingly, the amount was charged to bad debt expense. Management believes that the issues giving rise to these credits have been addressed and that processes and controls have been implemented to prevent such issues from arising in the future.

    Research and development expenses for the year ended December 31, 1999 increased to $2.1 million from $1.5 million for 1998, and increased as a percent of net sales to 3.9% from 1.8%, primarily due to increased salaries and tooling expenses associated with the development of new products.

    As a result of the above, the Company's operating loss was approximately $18.7 million for the year ended December 31, 1999 compared to operating income of approximately $18.5 million for 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents decreased to $2.8 million at December 31, 1999 from $23.7 million at December 31, 1998, primarily as a result of $25.5 million used in operations and $0.2 million used in financing activities offset by $4.7 million provided from investing activities. For the year ended
December 31, 1998, cash provided by operations was approximately $3.7 million. The increase in cash flows used in operations was primarily a result of a net loss of $10.6 million, an increase in trade receivables of $8.7 million, relating primarily to the increased level of sales in the fourth quarter of 1999 versus the comparable quarter of 1998, an increase in income tax receivable of $2.7 million relating to the carry-back of net operating losses to prior years and an increase in inventories of $5.8 million due to increases in Tight Lies 2 and SC Series driver component parts.

    Cash provided by investing activities of $4.7 million for the year ended December 31, 1999, is primarily related to sales and maturities of marketable securities, offset by purchases of computer equipment and software of $2.6 million.

    Working capital totaled $53.9 million at December 31, 1999 compared to $53.0 million at December 31, 1998.

    The Company has a $10.0 million revolving credit facility, which expires on May 31, 2000. The Company is currently negotiating to extend the facility; however, there can be no assurance that such extension can be attained under terms comparable to those of the existing facility or under terms acceptable to the Company. At December 31, 1999, the Company had no outstanding borrowings under its facility. During the first quarter of 1998, the Company borrowed approximately $1.1 million in the form of a note payable to the Company's Chairman and Chief Executive Officer to be used for working capital purposes. The note bore interest at 5.39% and had a balance of $175,000 at December 31, 1998 which was paid in April 1999.

    The Company expects to meet future liquidity requirements through cash flows generated from operations and to a lesser extent cash reserves and maturities or sales of marketable securities. It is anticipated that operating cash flows and current cash reserves will also adequately fund capital expenditure programs which will include continued upgrade of the newly integrated information systems and expansion of web site capabilities. These capital expenditure programs can be suspended or delayed at any time with minimal disruption to the Company's operations if cash is needed in other areas of the Company's operations. In addition, cash flows from operations will be utilized to support purchasing of component parts for new product introductions in 2000. The expected operating cash flows and current cash reserves allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

    Capital expenditures for the three years ended December 31, 1997, 1998 and 1999 were approximately $0.8 million, $4.3 million and $2.6 million, respectively. The expenditures made were primarily associated with development of information systems and reporting technologies to adequately monitor business operations. Capital expenditures in the future are not expected to include expenditures outside the ordinary course of business.

    The Company is not aware of any event or trend that would potentially affect its liquidity. In the event such a trend should develop, the Company believes that the cash flows from operations and current cash reserves would be sufficient to meet operating needs and capital expenditures for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

    The Company is assessing the reporting and disclosure requirements of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement, as amended, is effective for financial statements for fiscal years beginning after June 15, 2000. The Company believes SFAS No. 133 will not have a material impact on its financial statements. The Company will adopt the provisions of SFAS No. 133 in the first quarter of 2001.

BUSINESS RISKS

    As indicated below, this Annual Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in this section and elsewhere throughout this Form 10-K.

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS; UNCERTAIN CONSUMER ACCEPTANCE

    Through the first quarter of 2000, the Company's net sales were derived primarily from the sale of fairway woods (original Tight Lies and Tight Lies 2), SC Series and Tight Lies 2 drivers, and Faldo Series wedges. During the year ended December 31, 1999, the Company's fairway woods represented 63.6% of net sales whereas, for the year ended December 31, 1998, the Company's fairway woods represented 96.5% of net sales. To date, although certain of the Company's new product introductions have experienced modest success, we continue to be heavily dependent on sales of our Tight Lies fairway woods. The Company's ultimate success depends, in large part, on its ability to successfully develop and introduce new products accepted in the marketplace. Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection. No assurance can be given that the products introduced by the Company after the original Tight Lies fairway woods will increase in consumer acceptance or that the Company will be able to design, manufacture and introduce new products that will meet with market acceptance. Failure by the Company to identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company's future growth and profitability. Additionally, successful technologies, designs and product concepts are likely to be copied by competitors. Accordingly, the Company's operating results could fluctuate as a result of the amount, timing and market acceptance of new product introductions by the Company or its competitors. The design of new golf clubs is also greatly influenced by the rules and interpretations of the USGA. Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, the Company believes that it is critical for its future success that new clubs introduced by the Company comply with USGA standards.

LIMITED HISTORY OF PROFITABILITY

    The Company has a limited history of profitability. Although the Company generated net income during the year ended December 31, 1996 and the year ended December 31, 1998, it has historically experienced net losses from operations. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis in the future. The Company's prospects must be considered in light of the significant risks, challenges and difficulties frequently encountered by companies experiencing rapid growth. To address these risks, the Company must, among other things, successfully increase the scope of its operations, respond to competitive and technological developments, continue to attract, retain and motivate qualified personnel and continue to develop and obtain market acceptance of its products. There can be no assurance that the Company will be successful in addressing these risks and challenges.

ABILITY TO MANAGE GROWTH

    Over the past three years, the Company has experienced a period of rapid growth that has resulted in new and increased responsibilities for management personnel. The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's management and operating and financial systems. To accommodate this growth and to compete effectively and manage future growth, if any, the Company will be required to continue to implement and improve its operational financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage its workforce. The Company's growth has required increasing amounts of working capital that, to date, have been funded from current operations and cash reserves. There can be no assurance that the Company's personnel, systems, procedures, controls and working capital will be adequate to support its existing or future operations. Any failure to implement and improve the Company's operational, financial and management systems, to expand, train, motivate or manage employees or to maintain adequate working capital could have a material adverse effect on the Company's business, operating results or financial condition.

DEPENDENCE ON KEY PERSONNEL AND ENDORSEMENTS

    The Company's success depends to a significant extent upon the performance of its senior management team, particularly the Company's founder, Chief Executive Officer and President, B.H. (Barney) Adams. In addition to his direction and supervision of the day-to-day affairs of the Company, Mr. Adams spearheads the Company's product development efforts. The loss or unavailability of Mr. Adams would adversely affect the Company's business and prospects. None of the Company's officers or employees, including Mr. Adams, is bound by an employment agreement and the relationships of such officers and employees are, therefore, at will. The Company has a $4.0 million key man life insurance policy on the life of Mr. Adams; however, there can be no assurance that the proceeds of such policy could adequately compensate the Company for the loss of his services. In addition, there is strong competition for qualified personnel in the golf club industry, and the inability to continue to attract, retain and motivate other key personnel could adversely affect the Company's business, operating results or financial condition.

    In May 1998, the Company entered into an agreement with Nick Faldo, an internationally recognized professional golfer and winner of numerous U.S. and international championships. The agreement provides that Mr. Faldo will provide a variety of services to the Company including endorsement of certain of the Company's products. This agreement requires the Company to make certain significant payments to Mr. Faldo, whether or not his endorsement results in increased sales of the Company's products. Specifically, Mr. Faldo is entitled to receive a royalty of 5% of the net sales price of all Adams golf clubs (other than certain specialty items for which the royalty equals 10% of the net sales price) sold outside the U.S. throughout the term of the agreement. The agreement provides for a minimum royalty of $1.5 million in 1999 escalating to $4.0 million, for the years 2004 through 2008. From 2009 through 2014, the minimum royalty is $1.5 million, as adjusted for changes in the consumer price index. After 2014, the agreement does not provide for a minimum royalty. Commencing with 2009, however, the agreement provides for a maximum royalty of $4.0 million, as adjusted for changes in the consumer price index. Absent an early termination event, the agreement with Mr. Faldo continues throughout his lifetime. The Company believes that the future success of its marketing strategy may be affected by the continued professional success of Mr. Faldo. The inability of the Company to maintain its relationship with Mr. Faldo or the inability of Mr. Faldo to maintain an acceptable level of professional success, could have a material adverse effect on the Company's business, operating results or financial conditions.

    In addition to Mr. Faldo, the Company has recently entered into endorsement arrangements with certain members of the PGA Tour and the Senior PGA Tour including Tom Watson. As is typical in the golf industry generally, the agreements with these professional golfers do not necessarily require that they use our golf clubs at all times during the terms thereof, including, in certain circumstances, at times when the Company is required to make payments to them. The failure of certain of these individuals to use the Company's products on one or more occasions has resulted in negative publicity involving the Company. While the Company does not believe this publicity has resulted in any significant erosion in the sales of the Company's products to date, no assurance can be given that the Company's business would not be adversely affected in a material way by further such publicity or by the failure of its professional endorsers to carry and use its products.

HISTORICAL DEPENDENCE ON TELEVISION ADVERTISING

    In April 1997, the Company debuted a 30-minute infomercial concerning the original Tight Lies fairway wood, and, immediately thereafter, sales of this product grew significantly. The Company stopped airing this infomercial in the fall of 1998 and subsequently began airing a new Tight Lies infomercial in early 1999. In addition, the Company produced and began airing two additional infomercials, one for the Adams SC Series Titanium driver and one for the Company's Faldo Series wedge in 1999. Also, in the first quarter of 2000, the Company began airing a new infomercial for the Tight Lies 2 fairway woods. Although the Company has significantly increased its use of traditional image-based advertising over this time period, sales of the Company's product at both the retail and consumer levels have been, and may continue to be, highly dependent on the success of the Company's infomercials. The Company believes that its current television advertising strategy, like other advertising campaigns, will reach a point of diminishing return and will therefore need continued modification. No assurance can be given that another advertising strategy can be timely developed or that, if developed, such alternative strategy will achieve the same level of success as that previously enjoyed by the Company's original advertising strategy. Further, certain companies have attempted to emulate the Company's marketing strategy. To the extent the Company believes that additional infomercials may have the effect of diluting the Company's message, the Company may be forced to rely solely on image-based advertising. A decline in effectiveness of the Company's marketing strategy could have a material adverse effect on the Company's business, operating results or financial condition.

SOURCES OF SUPPLY

    The Company relies on a limited number of suppliers for a significant portion of the component parts used in the manufacture of its golf clubs. The Company could in the future experience shortages of components or periods of increased price pressures, which could have a material adverse effect on the Company's business, operating results or financial condition. In addition, failure to obtain adequate supplies or fulfill customer orders on a timely basis could have a material adverse effect on the Company's business, operating results or financial condition.

PRODUCT WARRANTIES

    The Company supports all of its golf clubs with a limited one year product warranty. The Company monitors closely the level and nature of warranty claims and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market. Significant increases in the incidence of such claims may adversely affect the Company's sales and image with golfers. The Company establishes a reserve for warranty claims which it believes is sufficient to meet future claims. However, there can be no assurance that these reserves will be sufficient if the Company were to experience an unusually high incidence of problems with its products.

CERTAIN RISKS OF CONDUCTING BUSINESS ABROAD

    The Company imports a significant portion of its component parts, including heads, shafts, headcovers and grips, from companies in Taiwan, China, Australia and Mexico. In addition, the Company sells its products to certain distributors located outside of the United States. The Company's international business is currently centered in Canada, Japan and the United Kingdom. The Company intends to focus its international expansion efforts in Japan and the United Kingdom and, to a lesser extent, in South Africa and Australia. The Company's business is subject to the risks generally associated with doing business abroad, such as foreign government regulations, foreign consumer preferences, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and exchange rates in countries in which the Company purchases components or sells its products.

SHARES ELIGIBLE FOR FUTURE SALE; ISSUANCE OF ADDITIONAL SHARES

    Future sales of shares of Common Stock by the Company and its stockholders could adversely affect the prevailing market price of the Common Stock. The Company's directors, officers and certain stockholders, hold an aggregate of 13,381,115 shares of Common Stock as of the date of this annual filing which are eligible for sale pursuant to Rule 144 promulgated under the Securities Act of 1933 as amended.

    Pursuant to its Amended and Restated Certificate or Incorporation (the "Certificate of Incorporation"), the Company has the authority to issue additional shares of Common Stock. The issuance of such shares could result in the dilution of the voting power of the Company's Common Stock. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock.

ANTI-TAKEOVER PROVISIONS

    The Company's Certificate of Incorporation and Amended and Restated Bylaws (the "Bylaws") contain, among other things, provisions establishing a classified Board of Directors, authorizing shares of preferred stock with respect to which the Board of Directors of the Company has the power to fix the rights, preferences, privileges and restrictions without any further vote or action by the stockholders, requiring that all stockholder action be taken at a stockholders' meeting and establishing certain advance notice requirements in order for stockholder proposals or director nominations to be considered at such meetings. In addition, the Company is subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law (the "DGCL"). In general, this statute prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Such provisions could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving the Company that some or a majority of the Company's stockholders might consider to be in its best interest, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price for the Common Stock. The potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of the Company, may discourage bids for the Common Stock at a premium over the market price of the Common Stock and adversely affect the market price of and voting and other rights of the holders of the Common Stock. The Company has not issued, and currently has no plans to issue, shares of preferred stock.

RISKS ASSOCIATED WITH ACQUISITIONS

    The Company may make acquisitions of complementary services, technologies, product designs or businesses in the future. There can be no assurance that any future acquisition will be completed or that, if completed, any such acquisition will be effectively assimilated into the Company's business. Acquisitions involve numerous risks, including among others, loss of key personnel of the acquired company, the difficulty associated with assimilating the personnel and operations of the acquired company, the potential disruption of the Company's ongoing business, the maintenance of uniform standards, controls procedures and policies, and the impairment of the Company's reputation and relationships with employees and customers. In addition, any future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, and amortization expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company business, operating results or financial condition.

FORWARD-LOOKING STATEMENTS

    This Annual Report contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "expect" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, product development; product introductions; market demand and acceptance of products; the impact of changing economic conditions; business conditions in the golf industry; reliance on third parties including suppliers; the impact of market peers and their products; the actions of competitors, including pricing, advertising and product development; risks concerning future technology; and one-time events and other factors detailed in this report under "Business Risks". Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to its cash equivalents and available-for-sale marketable securities. All of the Company's cash equivalents and available-for-sale marketable securities are fixed rate state government, municipal or corporate bonds. At December 31, 1999, the cost and market value of such cash equivalents and marketable securities was approximately $27,070,000 and $27,001,000, respectively. A significant increase in interest rates would result in a decrease in the bond prices. The Company's investment policy sets minimum standards related to the quality, maturity and liquidity of such investments.

    The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio (in thousands, except percentages).

                                                                                   FAIR
                                      2000           2001          TOTAL          VALUE
                                    --------       --------       --------       --------
Cash equivalents:
  Fixed rate......................  $    81         $   --        $    81        $    81
  Average interest rate...........      4.9%            --            4.9%

Marketable securities:
  Fixed rate......................  $18,489         $8,500        $26,989        $26,920
  Average interest rate...........      6.7%           6.4%           6.6%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements are set forth herein under Item 14 commencing on page F-1. Schedule II to the financial statement is set forth herein under Item 14 on page S-1. In addition, quarterly financial data is not required as the Company has not met the requirements of net income after taxes, but before extraordinary items and cumulative effect of any change in accounting of $250,000 for each year in the three year period ended December 31, 1999, or total assets at December 31, 1999 of $200 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated by reference from pages 3 through 7, inclusive, of the Company's Proxy Statement dated April 5, 2000 for the annual meeting of stockholders on May 3, 2000 (the "2000 Proxy Statement") under the respective captions, "Election of Directors", "Stock Ownership--Section 16(a) Beneficial Ownership Reporting Compliance" and "Management--Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from pages 7 through 9, inclusive, of the Company's 2000 Proxy Statement under the caption "Management--Compensation of Executive Officers".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference from page 6 of the Company's 2000 Proxy Statement under the caption "Stock
Ownership--Beneficial Ownership of Certain Stockholders, Directors and Executive Officers".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference from pages 9 through 10, inclusive, of the Company's 2000 Proxy Statement under the captions "Management--Employment Contracts and Change in Control Agreements," "--Compensation Committee Interlocks and Insider Participation" and "--Certain Transactions".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

    (1)  CONSOLIDATED FINANCIAL STATEMENTS

ITEM                                                             PAGE
----                                                          ----------
Index to Consolidated Financial Statements and Related
  Financial Statement Schedule..............................         F-1
Independent Auditors' Report................................         F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................         F-3
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998, and 1999.........................         F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1998, and 1999.............   F-5 - F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998, and 1999.........................         F-7
Notes to Consolidated Financial Statements..................  F-8 - F-19

    (2)  FINANCIAL STATEMENT SCHEDULE

    The following financial statement schedule of the Company for the years ended December 31, 1997, 1998, and 1999 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of the Company. All other schedules have been omitted because said schedules are not required under the related instructions or are not applicable or because the information required is included in the Company's consolidated financial statements or the notes thereto.

Schedule II--Valuation and Qualifying Accounts..............  S-1

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

EXHIBIT                 DESCRIPTION                              LOCATION
-------                 -----------                              --------
Exhibit 3.1             Amended and Restated Certificate of      Incorporated by reference to Form S-1
                          Incorporation                          (Exhibit 3.1)

Exhibit 3.2             Amended and Restated By-laws             Incorporated by reference to Form S-1
                                                                 (Exhibit 3.2)

Exhibit 4.1             1998 Stock Incentive Plan of the         Incorporated by reference to Form S-1
                          Company dated February 26, 1998        (Exhibit 4.1)

Exhibit 4.2             1996 Stock Option Plan dated April 10,   Incorporated by reference to Form S-1
                          1998                                   (Exhibit 4.2)

Exhibit 4.3             Adams Golf, Ltd. 401(k) Retirement Plan  Incorporated by reference to Form S-1
                                                                 (Exhibit 4.3)

EXHIBIT                 DESCRIPTION                              LOCATION
-------                 -----------                              --------
Exhibit 4.4             1999 Non-Employee Director Plan of       Included in this filing
                          Adams Golf, Inc.

Exhibit 4.5             1999 Stock Option Plan for Outside       Included in this filing
                          Consultants of Adams Golf, Inc.

Exhibit 10.1            Agreement between the Registrant and     Incorporated by reference to Form S-1
                          Nick Faldo, dated April 22, 1998       (Exhibit 10.1)

Exhibit 10.2            Amended and Restated Revolving Credit    Incorporated by reference to
                          Agreement dated February 26, 1999,     Exhibit 10.2 to the Annual Report on
                          between Adams Golf Direct              Form 10-K for the year ended
                          Response, Ltd., Adams Golf, Ltd. and   December 31, 1998
                          NationsBank of Texas N.A. and related
                          promissory note and guaranty.

Exhibit 10.3            Commercial Lease Agreement dated         Incorporated by reference to Form S-1
                          December 5, 1997, between Jackson-     (Exhibit 10.3)
                          Shaw Technology Center II, Ltd. and
                          the Company

Exhibit 10.4            Commercial Lease Agreement dated         Incorporated by reference to Form S-1
                          April 6, 1998, between Jackson-Shaw    (Exhibit 10.4)
                          Technology Center II, Ltd. and the
                          Company

Exhibit 10.5            Letter agreement dated April 13, 1998,   Incorporated by reference to Form S-1
                          between the Company and Darl P.        (Exhibit 10.5)
                          Hatfield

Exhibit 10.6            Amendment to Amended and Restated        Incorporated by reference to
                          Revolving Credit Agreement dated       Exhibit 10.6 to the Quarterly Report
                          August 13, 1999 between Adams Golf     on Form 10-Q for the quarter ended
                          Direct Response, Ltd., Adams           September 30, 1999
                          Golf, Ltd. and Bank of America, N.
                          A.

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

                                                       ADAMS GOLF, INC, a Delaware corporation

Date:  March 24, 2000                                  By:           /s/ B. H. (BARNEY) ADAMS
                                                            -----------------------------------------
                                                                      B. H. (Barney) Adams,
                                                                      CHAIRMAN OF THE BOARD,
                                                              CHIEF EXECUTIVE OFFICER AND PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 24, 2000                                        /s/ B. H. (BARNEY) ADAMS
                                               ----------------------------------------------------
                                                               B. H. (Barney) Adams,
                                                              CHAIRMAN OF THE BOARD,
                                                       CHIEF EXECUTIVE OFFICER AND PRESIDENT
                                                           (PRINCIPAL EXECUTIVE OFFICER)

Date:  March 24, 2000                                          /s/ DARL P. HATFIELD
                                               ----------------------------------------------------
                                                                 Darl P. Hatfield,
                                                 SENIOR VICE PRESIDENT--FINANCE AND ADMINISTRATION
                                                 AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                                                     OFFICER)

Date:  March 24, 2000                                           /s/ BRIAN K. GLAZE
                                               ----------------------------------------------------
                                                                  Brian K. Glaze
                                                           DIRECTOR, FINANCIAL SERVICES
                                                          (PRINCIPAL ACCOUNTING OFFICER)

Date:  March 24, 2000                                         /s/ PAUL F. BROWN, JR.
                                               ----------------------------------------------------
                                                                Paul F. Brown, Jr.,
                                                                     DIRECTOR

Date:  March 24, 2000                                           /s/ MARK R. MULVOY
                                               ----------------------------------------------------
                                                                  Mark R. Mulvoy
                                                                     DIRECTOR

Date:  March 24, 2000                                         /s/ RICHARD H. MURTLAND
                                               ----------------------------------------------------
                                                               Richard H. Murtland,
                                                     VICE PRESIDENT--RESEARCH AND DEVELOPMENT,
                                                         SECRETARY, TREASURER AND DIRECTOR

Date:  March 24, 2000                                         /s/ STEPHEN R. PATCHIN
                                               ----------------------------------------------------
                                                                Stephen R. Patchin
                                                                     DIRECTOR

Date:  March 24, 2000                                           /s/ JOHN S. SIMPSON
                                               ----------------------------------------------------
                                                                  John S. Simpson
                                                                     DIRECTOR

Date:  March 24, 2000                                         /s/ ROBERT F. MACNALLY
                                               ----------------------------------------------------
                                                                Robert F. MacNally
                                                                     DIRECTOR

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                    AND RELATED FINANCIAL STATEMENT SCHEDULE

                                                                 PAGE
CONSOLIDATED FINANCIAL STATEMENTS                             ----------
    Independent Auditors' Report............................         F-2

    Consolidated Balance Sheets as of December 31, 1998 and
      1999..................................................         F-3

    Consolidated Statements of Operations for the years
      ended December 31, 1997, 1998 and 1999................         F-4

    Consolidated Statements of Stockholders' Equity for the
      years ended December 31, 1997, 1998 and 1999..........   F-5 - F-6

    Consolidated Statements of Cash Flows for the years
      ended December 31, 1997, 1998 and 1999................         F-7

    Notes to Consolidated Financial Statements..............  F-8 - F-19

FINANCIAL STATEMENT SCHEDULE

    The following financial statement schedule of the Company for the years ended December 31, 1997, 1998 and 1999 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

    Schedule II--Valuation and Qualifying Accounts..........  S-1

    All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Adams Golf, Inc.:

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams
Golf, Inc. and its subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Dallas, Texas
January 28, 2000

                       ADAMS GOLF, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $23,688    $ 2,786
  Marketable securities (note 2)............................   13,084     18,464
  Trade receivables, net (note 3)...........................    2,022     11,012
  Inventories (note 4)......................................   13,312     19,101
  Prepaid expenses..........................................      885        884
  Income tax receivable.....................................    2,088      4,836
  Deferred income tax assets (note 12)......................    2,386        660
  Other current assets......................................    1,287        621
                                                              -------    -------
    Total current assets....................................   58,752     58,364
Property and equipment, net (note 5)........................    3,468      7,565
Marketable securities (note 2)..............................   21,291      8,456
Professional services agreement (note 6)....................    9,450      8,438
Other assets, net (note 7)..................................    3,945        387
                                                              -------    -------
                                                              $96,906    $83,210
                                                              =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to shareholder (note 11).....................  $   175    $    --
  Accounts payable..........................................    1,152      1,981
  Accrued expenses (note 8).................................    4,418      2,516
                                                              -------    -------
    Total current liabilities...............................    5,745      4,497

Deferred income tax liabilities (note 12)...................    2,971        342
                                                              -------    -------
    Total liabilities.......................................    8,716      4,839
                                                              -------    -------

Stockholders' equity (note 13):
  Preferred stock, $0.01 par value; authorized 5,000,000
    shares; none issued.....................................       --         --
  Common stock, $.001 par value; authorized 50,000,000
    shares; 23,136,782 shares issued and 22,479,282 shares
    outstanding at December 31, 1998 and 23,137,571 shares
    issued and 22,480,071 shares outstanding at
    December 31, 1999.......................................       23         23
  Additional paid-in capital................................   85,183     85,919
  Common stock subscription.................................      (22)       (22)
  Deferred compensation.....................................     (704)      (476)
  Accumulated other comprehensive income (loss).............      150        (44)
  Retained earnings (accumulated deficit)...................    6,696     (3,893)
  Treasury stock, 657,500 shares at cost....................   (3,136)    (3,136)
                                                              -------    -------
    Total stockholders' equity..............................   88,190     78,371
                                                              -------    -------
Commitments and contingencies (notes 6 and 9)...............  $96,906    $83,210
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                       ADAMS GOLF, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Net sales (note 3)..........................................  $36,690    $84,611    $ 54,000
Cost of goods sold..........................................    9,991     21,441      17,571
                                                              -------    -------    --------
      Gross profit..........................................   26,699     63,170      36,429
                                                              -------    -------    --------
Operating expenses:
  Research and development expenses.........................      557      1,532       2,092
  Selling and marketing expenses............................   13,093     31,239      42,047
  General and administrative expenses:
    Stock compensation and bonus award (note 13)............   14,842         --          --
    Provision for bad debts.................................      739      1,464       1,709
    Other...................................................    1,437     10,435       9,316
                                                              -------    -------    --------
      Total operating expenses..............................   30,668     44,670      55,164
                                                              -------    -------    --------
      Operating income (loss)...............................   (3,969)    18,500     (18,735)
Other income (expense):
  Interest income...........................................       15      1,367       1,714
  Interest expense..........................................      (70)       (71)        (37)
  Other.....................................................      (48)      (103)         --
                                                              -------    -------    --------
      Income (loss) before income taxes.....................   (4,072)    19,693     (17,058)

Income tax expense (benefit) (note 12)......................      582      7,183      (6,469)
                                                              -------    -------    --------
      Net income (loss).....................................  $(4,654)   $12,510    $(10,589)
                                                              =======    =======    ========
Income (loss) per common share:
  Basic.....................................................  $ (0.37)   $  0.61    $  (0.47)
                                                              =======    =======    ========
  Diluted...................................................  $ (0.37)   $  0.61    $  (0.47)
                                                              =======    =======    ========

          See accompanying notes to consolidated financial statements.

                       ADAMS GOLF, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                                                  ACCUMULATED       RETAINED
                             SHARES OF               ADDITIONAL      COMMON                          OTHER          EARNINGS
                               COMMON      COMMON     PAID-IN        STOCK         DEFERRED      COMPREHENSIVE    (ACCUMULATED
                               STOCK       STOCK      CAPITAL     SUBSCRIPTION   COMPENSATION        INCOME         DEFICIT)
                             ----------   --------   ----------   ------------   -------------   --------------   ------------
Balance, December 31,
  1996.....................  11,873,234     $12       $ 3,126        $  --          $    --           $ --          $(1,160)
Net loss...................          --      --            --           --               --             --           (4,654)
Stock compensation award
  (note 13)................   2,000,000       2         9,998           --               --             --               --
Exercise of stock
  options..................     946,104       1           550           --               --             --               --
Exchange of debt for common
  common stock (note 13)...     900,000       1           449           --               --             --               --
                             ----------     ---       -------        -----          -------           ----          -------
Balance, December 31,
  1997.....................  15,719,338     $16       $14,123        $  --          $    --           $ --          $(5,814)
Comprehensive income:
Net income.................          --      --            --           --               --             --           12,510
Other comprehensive income,
  net of tax--unrealized
  gains on marketable
  securities...............          --      --            --           --               --            150               --
Comprehensive income.......          --      --            --           --               --             --               --
Issuance of common stock...   4,037,500       4        58,468           --               --             --               --
Issuance of stock
  options..................          --      --         2,027           --           (2,027)            --               --
Stock option forfeiture....          --      --          (487)          --              487             --               --
Exercise of stock
  options..................   2,479,944       2           928         (230)              --             --               --
Payment of stock
  subscription.............          --      --            --          208               --             --               --
Grant of stock (note 6)....     900,000       1        10,124           --               --             --               --
Treasury stock purchases
  (657,500 shares).........          --      --            --           --               --             --               --
Amortization of deferred
  compensation.............          --      --            --           --              836             --               --
                             ----------     ---       -------        -----          -------           ----          -------
Balance, December 31,
  1998.....................  23,136,782     $23       $85,183        $ (22)         $  (704)          $150          $ 6,696
                             ----------     ---       -------        -----          -------           ----          -------


                                              COST OF        TOTAL
                             COMPREHENSIVE    TREASURY   STOCKHOLDERS'
                             INCOME (LOSS)     STOCK        EQUITY
                             --------------   --------   -------------
Balance, December 31,
  1996.....................                   $    --       $ 1,978
Net loss...................     $(4,654)           --        (4,654)
                                =======
Stock compensation award
  (note 13)................                        --        10,000
Exercise of stock
  options..................                        --           551
Exchange of debt for common
  common stock (note 13)...                        --           450
                                              -------       -------
Balance, December 31,
  1997.....................                   $    --       $ 8,325
Comprehensive income:
Net income.................     $12,510            --        12,510
Other comprehensive income,
  net of tax--unrealized
  gains on marketable
  securities...............         150            --           150
                                -------
Comprehensive income.......     $12,660            --            --
                                =======
Issuance of common stock...                        --        58,472
Issuance of stock
  options..................                        --            --
Stock option forfeiture....                        --            --
Exercise of stock
  options..................                        --           700
Payment of stock
  subscription.............                        --           208
Grant of stock (note 6)....                        --        10,125
Treasury stock purchases
  (657,500 shares).........                    (3,136)       (3,136)
Amortization of deferred
  compensation.............                        --           836
                                              -------       -------
Balance, December 31,
  1998.....................                   $(3,136)      $88,190
                                              -------       -------

          See accompanying notes to consolidated financial statements.

                                                                     (continued)

                       ADAMS GOLF, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                                                                    RETAINED
                         SHARES OF               ADDITIONAL      COMMON                      ACCUMULATED OTHER      EARNINGS
                           COMMON      COMMON     PAID-IN        STOCK         DEFERRED        COMPREHENSIVE      (ACCUMULATED
                           STOCK       STOCK      CAPITAL     SUBSCRIPTION   COMPENSATION      INCOME (LOSS)        DEFICIT)
                         ----------   --------   ----------   ------------   -------------   ------------------   ------------
Balance, December 31,
  1998.................  23,136,782     $23       $85,183         $(22)          $(704)             $150            $ 6,696
Comprehensive loss:
  Net loss.............          --      --            --           --              --                --            (10,589)
  Other comprehensive
    loss, net of tax--
    unrealized loss on
    marketable
    securities.........          --      --            --           --              --              (194)                --
  Comprehensive loss...          --      --            --           --              --                --                 --
Stock option
  forfeiture...........          --      --           (38)          --              38                --                 --
Exercise of stock
  options..............         789      --             2           --              --                --                 --
Tax benefit from
  exercise of stock
  options..............          --      --           772           --              --                --                 --
Amortization of
  deferred
  compensation.........          --      --            --           --             190                --                 --
                         ----------     ---       -------         ----           -----              ----            -------
Balance, December 31,
  1999.................  23,137,571     $23       $85,919         $(22)          $(476)             $(44)           $(3,893)
                         ==========     ===       =======         ====           =====              ====            =======


                                          COST OF        TOTAL
                         COMPREHENSIVE    TREASURY   STOCKHOLDERS'
                         INCOME (LOSS)     STOCK        EQUITY
                         --------------   --------   -------------
Balance, December 31,
  1998.................                   $(3,136)     $ 88,190
Comprehensive loss:
  Net loss.............      (10,589)          --       (10,589)
  Other comprehensive
    loss, net of tax--
    unrealized loss on
    marketable
    securities.........         (194)          --          (194)
                            --------
  Comprehensive loss...     $(10,783)          --            --
                            ========
Stock option
  forfeiture...........                        --            --
Exercise of stock
  options..............                        --             2
Tax benefit from
  exercise of stock
  options..............                        --           772
Amortization of
  deferred
  compensation.........                        --           190
                                          -------      --------
Balance, December 31,
  1999.................                   $(3,136)     $ 78,371
                                          =======      ========

          See accompanying notes to consolidated financial statements.

                       ADAMS GOLF, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1997       1998       1999
                                                              --------   --------   ---------
Cash flows from operating activities:
  Net income (loss).........................................  $(4,654)   $ 12,510   $ (10,589)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization of property and equipment
     and intangible assets..................................      302       2,204       3,447
    Loss on retirement of property and equipment............      134         111          --
    Stock compensation and bonus award......................   10,000          --          --
    Amortization of deferred compensation...................       --         836         190
    Deferred income taxes...................................     (573)      1,077        (903)
    Allowance for doubtful accounts.........................      672         596        (328)
    Changes in assets and liabilities:
      Trade receivables.....................................   (8,067)      5,053      (8,662)
      Inventories...........................................   (3,812)     (8,825)     (5,789)
      Prepaid expenses......................................     (481)       (376)          1
      Income tax receivable.................................       --      (2,088)     (2,748)
      Other current assets..................................     (716)       (350)        666
      Other assets..........................................     (390)     (3,567)        326
      Accounts payable......................................      360         774         829
      Federal income taxes payable..........................    1,021      (1,021)         --
      Accrued expenses......................................    7,304      (3,218)     (1,902)
                                                              -------    --------   ---------
        Net cash provided by (used in) operating
        activities..........................................    1,100       3,716     (25,462)
                                                              -------    --------   ---------
Cash flows from investing activities:
  Purchases of marketable securities........................       --     (34,145)   (143,471)
  Sales of marketable securities............................       --          --      69,900
  Maturities of marketable securities.......................       --          --      80,939
  Purchases of equipment....................................     (770)     (4,258)     (2,635)
                                                              -------    --------   ---------
        Net cash provided by (used in) investing
        activities..........................................     (770)    (38,403)      4,733
                                                              -------    --------   ---------
Cash flows from financing activities:
  Proceeds from initial public offering.....................       --      60,078          --
  Initial public offering costs.............................       --      (1,606)         --
  Purchase of treasury stock................................       --      (3,136)         --
  Proceeds from notes payable and line of credit............    1,050       7,135          --
  Repayment of line of credit borrowings....................     (800)     (6,000)         --
  Repayment of notes payable................................      (30)         --          --
  Repayment of notes payable to shareholder.................       --        (960)       (175)
  Issuance of common stock..................................      551         908           2
                                                              -------    --------   ---------
        Net cash provided by (used in) financing
        activities..........................................      771      56,419        (173)
                                                              -------    --------   ---------
Net increase (decrease) in cash and cash equivalents........    1,101      21,732     (20,902)
Cash and cash equivalents at beginning of year..............      855       1,956      23,688
                                                              -------    --------   ---------
Cash and cash equivalents at end of year....................  $ 1,956    $ 23,688   $   2,786
                                                              =======    ========   =========
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $    70    $     27   $       3
                                                              =======    ========   =========
  Income taxes paid, net of refunds.........................  $   356    $  9,298   $  (3,094)
                                                              =======    ========   =========
Supplemental disclosure of non-cash investing and financing
  activities:
  Stock issued for professional services agreement (note
    6)......................................................  $    --    $ 10,125   $      --
                                                              =======    ========   =========
  Exchange of debt for common stock.........................  $   450    $     --   $      --
                                                              =======    ========   =========

          See accompanying notes to consolidated financial statements.

                       ADAMS GOLF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           DECEMBER 31, 1998 AND 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  GENERAL

    Adams Golf, Inc. (the "Company") was founded in 1987. The Company designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs and provides custom golf club fitting technology. The Company's primary products are fairway woods and drivers that are marketed under the trademarks "Tight Lies," "Tight Lies 2" and "SC Series".

    The consolidated financial statements include the accounts of Adams
Golf, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

    (b)  MARKETABLE SECURITIES

    Marketable securities, primarily consisting of commercial paper and governmental and corporate bonds, are managed under agreements with investment managers. The agreements provide terms related to the quality, diversification and maturities of the investments in the managed portfolios. The investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of the related tax effect, reported as other comprehensive income in the consolidated statements of stockholders' equity. The balance sheet classification of the Company's marketable securities is based upon the contractual maturity date of such securities.

    (c)  INVENTORIES

    Inventories are valued at the lower of cost or market and primarily consist of completed golf clubs and component parts. Cost is determined using the first-in, first-out method.

    (d)  PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Enterprise resource planning software system costs have been capitalized in accordance with AICPA Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, which was adopted by the Company on January 1, 1998. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years.

    (e)  REVENUE RECOGNITION

    The Company records revenue as earned, which generally occurs when the product is shipped.

    (f)  OTHER ASSETS AND RELATED AMORTIZATION EXPENSE

    Other assets consist primarily of goodwill, costs of obtaining patents and various deposits. Goodwill is being amortized over five years. Patent amortization is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 15 years.

    (g)  RESEARCH AND DEVELOPMENT

    Research and development costs consist of all costs incurred in planning, designing and testing of golf equipment, including salary costs related to research and development, and are expensed as incurred.

                       ADAMS GOLF, INC. AND SUBSIDIARIES

                  (TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           DECEMBER 31, 1998 AND 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (h)  ADVERTISING COSTS

    Advertising costs, other than direct response (infomercial) costs, are expensed as incurred and aggregated approximately $8,651,000, $17,083,000 and $24,606,000 in 1997, 1998 and 1999, respectively.

    (i)  PRODUCT WARRANTY

    The Company's golf equipment is sold under warranty against defects in material and workmanship for a period of one year. In addition, the Company has a 30 day "no questions asked" return policy applicable to direct response sales. An allowance for estimated future warranty and sales return costs is recorded in the period products are sold.

    (j)  INCOME TAXES

    The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (k)  INCOME (LOSS) PER SHARE

    The weighted average common shares used for basic net income (loss) per common share were 12,519,392, 20,434,775 and 22,479,915 for 1997, 1998 and 1999,
respectively. The effect of dilutive stock options added 241,520 shares for 1998 for the computation of diluted income per common share. Options to purchase 2,521,000, 100,000 and 986,000 shares of common stock which were outstanding during 1997, 1998 and 1999, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

    (l)  FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value, due to the short maturity of these instruments. The carrying amount of marketable securities is based on quoted market prices.

    (m)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                       ADAMS GOLF, INC. AND SUBSIDIARIES

                  (TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           DECEMBER 31, 1998 AND 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (n)  COMPREHENSIVE INCOME

    Comprehensive income consists of net income and unrealized gains and losses, net of related tax effect, on marketable securities classified as available-for-sale and is presented in the consolidated statement of stockholders' equity.

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

(2)  MARKETABLE SECURITIES

    Marketable securities consist of the following:

                                                       DECEMBER 31, 1998
                                                --------------------------------
                                                           UNREALIZED     FAIR
                                                  COST       GAINS       VALUE
                                                --------   ----------   --------
Governmental bonds............................  $ 32,342      $229      $ 32,571
Corporate bonds...............................     1,803         1         1,804
                                                --------      ----      --------
                                                  34,145       230        34,375
Less current amounts..........................   (13,019)      (65)      (13,084)
                                                --------      ----      --------
Long-term marketable securities...............  $ 21,126      $165      $ 21,291
                                                ========      ====      ========

                                                       DECEMBER 31, 1999
                                              ------------------------------------
                                                           UNREALIZED       FAIR
                                                COST     GAINS/(LOSSES)    VALUE
                                              --------   --------------   --------
Commercial paper............................  $  7,606       $(154)       $  7,452
Governmental bonds..........................    15,385          54          15,439
Corporate bonds.............................     3,998          31           4,029
                                              --------       -----        --------
                                                26,989         (69)         26,920
Less current amounts........................   (18,489)         25         (18,464)
                                              --------       -----        --------
Long-term marketable securities.............  $  8,500       $ (44)       $  8,456
                                              ========       =====        ========

    During the year ended December 31, 1999, there were approximately $80,939,000 in proceeds received from maturities of available-for-sale securities and approximately $143,471,000 in purchases of

                       ADAMS GOLF, INC. AND SUBSIDIARIES

                  (TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           DECEMBER 31, 1998 AND 1999

(2)  MARKETABLE SECURITIES (CONTINUED)
securities. In addition, there were approximately $69,900,000 in proceeds received from sales of available-for-sale securities which included realized gains of approximately $1,197,000 and realized losses of approximately $92,000 using the specific identification method. All marketable securities mature within two years.

(3)  TRADE RECEIVABLES

    Trade receivables consist of the following at December 31, 1998 and 1999:

                                                              1998       1999
                                                            --------   --------
Trade receivables.........................................  $ 3,316    $11,978
Allowance for doubtful accounts...........................   (1,294)      (966)
                                                            -------    -------
                                                            $ 2,022    $11,012
                                                            =======    =======

    During the fourth quarter of 1998, the Company provided retailers with a credit ("Net-down Credit") in connection with a change in the Company's suggested retail pricing structure for its original Tight Lies fairway woods. The Net-down Credit was determined based on the estimated number of original Tight Lies fairway woods which the Company's retail customers had in their inventory at December 31, 1998. Each customer having such inventory on hand at December 31, 1998 was issued a credit to be applied against future purchases or account balances otherwise due to the Company. The aggregate Net-down Credit of $4,300,000 was shown as a reduction of net sales and accounts receivable in the consolidated financial statements as of and for the year ended December 31, 1998.

    During the second quarter of 1999, the Company provided retailers another credit for a change in the suggested retail price of the Company's SC Series Titanium drivers. During this quarter, the Company also adjusted its estimate of the cost for the program associated with its original Tight Lies fairway woods. The net effect of these programs in 1999 was an increase in net sales of approximately $600,000.

(4)  INVENTORIES

    Inventories consist of the following at December 31, 1998 and 1999:

                                                              1998       1999
                                                            --------   --------
Finished goods............................................  $ 2,880    $ 6,208
Component parts...........................................   10,432     12,893
                                                            -------    -------
                                                            $13,312    $19,101
                                                            =======    =======

(5)  PROPERTY AND EQUIPMENT, NET

    Property and equipment consists of the following at December 31, 1998 and 1999:

                                                               1998       1999
                                                             --------   --------
Manufacturing equipment....................................   $  244    $   514
Office equipment...........................................    4,112     10,095
Accumulated depreciation and amortization..................     (888)    (3,044)
                                                              ------    -------
                                                              $3,468    $ 7,565
                                                              ======    =======

                       ADAMS GOLF, INC. AND SUBSIDIARIES

                  (TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           DECEMBER 31, 1998 AND 1999

(6)  PROFESSIONAL SERVICES AGREEMENT

    The professional services agreement consists of a contract entered into by the Company and Nicholas A. Faldo ("Faldo"), a professional golfer, which provides, among other things, for Faldo's endorsement and use of the Company's products, as well as the design, development and testing of new technologies and products. As consideration for such services, Faldo received 900,000 shares of the Company's common stock, which were valued at the fair market value of the stock ($11.25 per share) as of May 1, 1998, the effective date of the agreement. The value of the stock is being amortized on a straight-line basis over ten years, which represents the estimated period during which the Company will realize benefits under the agreement.

    In addition, Faldo receives royalty payments representing 5% of net sales outside the U.S., with a minimum annual amount of $1,500,000 in 1999, increasing ratably to $4,000,000 in 2004. The Company paid to Faldo the minimum royalty amount in 1999.

(7)  OTHER ASSETS, NET

    Other assets, net, consist of the following at December 31, 1998 and 1999:

                                                                1998       1999
                                                              --------   --------
Enterprise resource planning software.......................   $3,618      $ --
Goodwill, net...............................................       --       204
Deposits, including amounts for fixed assets purchased......      274        16
Patents.....................................................        7         5
Other.......................................................       46       162
                                                               ------      ----
                                                               $3,945      $387
                                                               ======      ====

(8)  ACCRUED EXPENSES

    Accrued expenses consist of the following at December 31, 1998 and 1999:

                                                                1998       1999
                                                              --------   --------
Payroll and commissions.....................................   $  476     $  191
Royalties...................................................      506        454
Advertising.................................................    1,661        321
Product warranty expense and sales returns..................      736        530
Professional services.......................................      605        121
Accrued software and licensing costs........................       --        228
Other.......................................................      434        671
                                                               ------     ------
                                                               $4,418     $2,516
                                                               ======     ======

                       ADAMS GOLF, INC. AND SUBSIDIARIES

                  (TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           DECEMBER 31, 1998 AND 1999

(9)  COMMITMENTS AND CONTINGENCIES

    The Company is obligated under certain noncancelable operating leases for manufacturing, warehouse and office space. A summary of the minimum rental commitments under noncancellable leases is as follows:

YEARS ENDING
DECEMBER 31,
------------
2000........................................................  $  701
2001........................................................     675
2002........................................................     699
2003........................................................     684
                                                              ------
                                                              $2,759
                                                              ======

    Rent expense was approximately $104,000, $472,000 and $947,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

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

(10)  RETIREMENT PLAN

    In February 1998, the Company adopted the Adams Golf, Ltd. 401(k) Retirement Plan (the "Plan"), which covers substantially all employees. The Company matches 50% of employee contributions up to a maximum of 6% of the employee's compensation. For the years ended December 31, 1998 and 1999, the Company contributed approximately $74,000 and $162,000 respectively, to the Plan.

(11)  DEBT

    On February 27, 1998, the Company entered into a $10,000,000 revolving credit facility (the "Facility") bearing interest, payable monthly, at the bank's prime rate minus 25 basis points (7.50% at December 31,

                       ADAMS GOLF, INC. AND SUBSIDIARIES

                  (TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           DECEMBER 31, 1998 AND 1999

(11)  DEBT (CONTINUED)
1998) or LIBOR plus 1.75%, which expired December 31, 1998. Subsequent to December 31, 1998, the Company amended the Facility's maturity date to May 31, 2000 and the interest rate to the bank's prime rate of interest minus 50 basis points or LIBOR plus 1.00%. At December 31, 1998 and 1999, there were no amounts outstanding under the Facility. The Company pays a commitment fee on the unused portion of the Facility of one-eighth of one percent per annum.

    During the first quarter of 1998, the Company borrowed $1,135,000 in the form of an unsecured note payable to the Chief Executive Officer. The note bore interest at 5.39% and had a balance of $175,000 outstanding at December 31, 1998 which was paid in April 1999.

(12)  INCOME TAXES

    Income tax expense (benefit) for the years ended December 31, 1997, 1998 and 1999 consists of the following;

                                                       1997       1998       1999
                                                     --------   --------   --------
Federal--current...................................   $1,021     $5,486    $(5,671)
Federal--deferred..................................     (573)     1,077       (798)
State--current.....................................      134        620         --
                                                      ------     ------    -------
                                                      $  582     $7,183    $(6,469)
                                                      ======     ======    =======

    Actual income tax expense differs from the "expected" income tax expense (benefit) (computed by applying the U.S. federal corporate tax rate of 34% for 1997 and 35% for 1998 and 1999 to income (loss) before income taxes) for the years ended December 31, 1997, 1998 and 1999 as follows:

                                                      1997       1998       1999
                                                    --------   --------   --------
Computed "expected" tax expense (benefit).........  $(1,384)    $6,892    $(5,970)
State income taxes, net of federal tax benefit....       89        403         --
Non-taxable interest income.......................       --       (286)      (350)
Stock compensation and bonus award................    2,159         --         --
Change in valuation allowance for deferred tax
  assets..........................................     (338)       (50)        --
Other.............................................       56       (224)      (149)
                                                    -------     ------    -------
                                                    $   582     $7,183    $(6,469)
                                                    =======     ======    =======

                       ADAMS GOLF, INC. AND SUBSIDIARIES

                  (TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           DECEMBER 31, 1998 AND 1999

(12)  INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                                1998       1999
                                                              --------   --------
Deferred tax assets:
  Allowance for bad debts...................................   $  453     $  338
  Research and development costs............................      160        116
  Net-down credit...........................................    1,505         --
  Rebate allowance..........................................       --         69
  Product warranty and sales returns........................      258        231
  Obsolete inventory reserve................................       77          9
  Other reserves............................................       93         17
  Research and development tax credit carryforwards.........       --        556
  Unrealized loss on marketable securities..................       --         25
  Net operating loss carryforwards..........................      275      1,910
                                                               ------     ------
      Net deferred tax assets...............................    2,821      3,271
                                                               ------     ------
Deferred tax liabilities:
  Prepaid professional services.............................    3,308      2,953
  Tax/book depreciation difference..........................       17         --
  Unrealized gain on marketable securities..................       81         --
                                                               ------     ------
      Total gross deferred tax liabilities..................    3,406      2,953
                                                               ------     ------
      Net deferred tax assets (liabilities).................   $ (585)    $  318
                                                               ======     ======

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

    The valuation allowance for deferred tax assets at December 31, 1997 was $50,000. The net change in the total valuation allowance for the year ended December 31, 1998 was a decrease of $50,000. There was no change in the valuation allowance for the year ended December 31, 1999.

    At December 31, 1999, the Company has net operating loss and tax credit carryforwards for federal income tax purposes of approximately $5,457,000 and $556,000, respectively, which are available to offset future federal taxable income through 2019. The availability of approximately $714,000 of the net operating loss carryforwards to reduce future taxable income is limited to approximately $71,000 per year for the remaining life of the net operating losses, as a result of a change in ownership.

                       ADAMS GOLF, INC. AND SUBSIDIARIES

                  (TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           DECEMBER 31, 1998 AND 1999

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

    (b)  EMPLOYEE STOCK OPTION PLANS

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

    At December 31, 1999, there were 140,310 shares available for grant under the 1996 Stock Option Plan. The per share weighted-average fair value of stock options granted during 1996 was $0.06, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
Risk-free interest rate, 6%; expected life, two--five years and expected dividend yield, 0%. For the years ended December 31, 1997, 1998 and 1999 there were no stock options granted, nor does the Company intend to make future grants, under the 1996 Stock Option Plan.

    In connection with an employment agreement entered into in September 1995 with the Company's Chief Executive Officer, the Company granted options to acquire 1,520,766 shares of common stock at $0.375 per share. Vesting of the stock options was conditioned upon meeting certain revenue and earnings requirements, which were met during 1996 and 1997. Also, the agreement provided for a bonus to be paid to the Chief Executive Officer in an amount equal to the exercise price of the options plus any related income tax due by the Chief Executive Officer upon exercise of the options. The Chief Executive Officer notified the Company of his intent to exercise the options in December 1997 and the shares were issued in January 1998. Compensation expense of approximately $2,300,000 was charged to operations in 1997 to recognize the bonus due to the Chief Executive Officer.

    In conjunction with a 1996 stock purchase agreement, the Company granted options to a shareholder to acquire an aggregate of 942,632 shares of common stock at option exercise prices ranging from $0.375 to $0.625 per share. During 1997, the shareholder exercised the options for an aggregate exercise price of approximately $550,000.

    In February 1998, the Company adopted the 1998 Stock Incentive Plan ("the 1998 Stock Option Plan"), pursuant to which stock options covering an aggregate of 1,800,000 shares (of which 900,000 were utilized as a direct stock grant to Faldo (see note 6)) of the Company's common stock may be granted. At
December 31, 1999, 144,050 shares remain available for grant, including forfeitures. For financial statement reporting purposes, the 1998 grants were deemed to have fair market values ranging from $3.75 to $11.25 per share at the date of grant. Accordingly, the Company has recorded deferred compensation of approximately $704,000 and $476,000, net of amounts amortized and forfeited, at December 31, 1998 and

                       ADAMS GOLF, INC. AND SUBSIDIARIES

                  (TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           DECEMBER 31, 1998 AND 1999

(13)  STOCKHOLDERS' EQUITY (CONTINUED)
1999, respectively. The deferred compensation is being amortized to expense over the vesting period of the options. The 1999 grants were made at fair market value, and, accordingly, no additional deferred compensation was recorded.

    In May 1999, the shareholders of the Company adopted the 1999 Non-employee Director Plan of Adams Golf, Inc. (the "Director Plan") which allows for 200,000 shares of the Company's stock to be issued to non-employee directors. At December 31, 1999, 10,000 options had been granted to a board member at an exercise price of $4.75, the fair market value of the Company's common stock on the date of grant. These options vest equally on each of the first four anniversary dates from date of grant and expire five years from the date of grant.

    In November 1999, the Company adopted the 1999 Stock Option Plan for Outside Consultants (the "Consultant Plan"). The Consultant Plan allows for the granting of up to 1,000,000 shares of the Company's common stock. At December 31, 1999, 224,800 shares were outstanding under the Consultant Plan.

    The Company accounts for the Director Plan and Consultant Plan under SFAS No. 123. Compensation expense for the options granted under these plans for the year ended December 31, 1999 was not material. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its 1998 Stock Option Plan, and for those stock options granted at fair market value, no compensation cost has been recognized in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been the pro forma amounts indicated below:

                                                    1997       1998       1999
                                                  --------   --------   --------
Net income (loss):
  As reported...................................  $(4,654)   $12,510    $(10,589)
  Pro forma.....................................   (4,744)    12,445     (10,780)

Diluted income (loss) per common share:
  As reported...................................  $ (0.37)   $  0.61    $  (0.47)
  Pro forma.....................................    (0.38)      0.60       (0.48)

    The per share weighted-average fair value of stock options granted during 1998 and 1999 was $5.22 and $0.83 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: Risk-free interest rate, 6%; expected life, 5 years; expected dividend yield, 0%; volatility, 1.5% and 7.4% in 1998 and 1999, respectively.

    Pro forma net income (loss) reflects only options granted in 1997, 1998 and 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above.

                       ADAMS GOLF, INC. AND SUBSIDIARIES

                  (TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           DECEMBER 31, 1998 AND 1999

(13)  STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of stock option activity follows:

                                                                       WEIGHTED
                                                       NUMBER OF       AVERAGE
                                                         SHARES     EXERCISE PRICE
                                                       ----------   --------------
Options outstanding at December 31, 1996.............   3,467,714        $0.44
Options exercised....................................    (946,104)       0.583
                                                       ----------        -----
Options outstanding at December 31, 1997.............   2,521,610        0.375
Options granted......................................     467,700         3.39
Options exercised....................................  (2,479,944)       0.375
Options forfeited....................................    (151,304)        1.91
                                                       ----------        -----
Options outstanding at December 31, 1998.............     358,062         3.67
Options granted......................................     741,050         3.22
Options exercised....................................        (789)        2.50
Options forfeited....................................    (108,360)        4.37
                                                       ----------        -----
Options outstanding at December 31, 1999.............     989,963        $3.24
                                                       ==========        =====

    At December 31, 1999, the exercise prices ranged from $2.27 to $11.25 per share, and the weighted-average remaining contractual life of outstanding options is approximately 4 years.

    At December 31, 1998 and 1999, the number of options exercisable was 45,000 and 121,728, respectively, and the per share weighted-average exercise price of those options was $2.50 and $3.18, respectively. At December 31, 1999, the remaining contractual life of options exercisable was 3.33 years.

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

    (d)  NOTE WITH SHAREHOLDER CONVERTED TO STOCK

    The Company borrowed $200,000 from a shareholder in October 1996 and an additional $250,000 from the same shareholder in 1997. The aggregate notes payable balance of $450,000 was converted into 900,000 shares of the Company's stock in September 1997.

    (e)  STOCK SPLIT AND AUTHORIZED CLASSES OF STOCK

    Effective April 29, 1998, the stockholders of the Company authorized a two-for-one stock split for holders of record on May 1, 1998. The stock split has been reflected in the accompanying consolidated financial statements and, accordingly, all applicable dollar, share and per share amounts have been

                       ADAMS GOLF, INC. AND SUBSIDIARIES

                  (TABLES IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           DECEMBER 31, 1998 AND 1999

(13)  STOCKHOLDERS' EQUITY (CONTINUED)
restated to reflect the stock split. In addition, the stockholders of the Company also approved an increase in the number of authorized shares of Common Stock to 50,000,000 and established a class of preferred stock with a par value of $.01 per share and authorized shares of 5,000,000.

    (f)  COMMON STOCK REPURCHASE PROGRAM

    In October 1998, the Board of Directors approved a plan whereby the Company is authorized to repurchase from time to time on the open market up to 2,000,000 shares of its common stock. At December 31, 1998, the Company had repurchased 657,500 shares of common stock at an average price per share of $4.77 for a total cost of approximately $3,136,000 and the repurchased shares are held in treasury. No shares were repurchased during the year ended December 31, 1999.

(14)  GEOGRAPHIC SEGMENT AND DATA

    The Company generates substantially all revenues from the design, manufacturing, marketing and distribution of premium quality, technologically innovative golf clubs. The Company's products are distributed in both domestic and international markets. Net sales for these markets consisted of the following for the years ended December 31, 1997, 1998, and 1999:

                                                     1997       1998       1999
                                                   --------   --------   --------
United States....................................  $35,808    $73,580    $46,612
Rest of World....................................      882     11,031      7,388
                                                   -------    -------    -------
                                                   $36,690    $84,611    $54,000
                                                   =======    =======    =======

    At December 31, 1999, the Company has approximately $20,000 in long-lived assets outside of the United States.

SCHEDULE II

                                ADAMS GOLF, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

                             (DOLLARS IN THOUSANDS)

                                                             ADDITIONS
                                                      -----------------------
                                         BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE AT
                                         BEGINNING    COSTS AND      OTHER                        END OF
DESCRIPTION                              OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(1)     PERIOD
-----------                              ----------   ----------   ----------   -------------   ----------
Allowance for doubtful accounts:

  Year ended December 31, 1997.........    $   26          739            --           67            698

  Year ended December 31, 1998.........    $  698        1,464            --          868          1,294

  Year ended December 31, 1999.........    $1,294        1,709            --        2,037            966

Product Warranty and Sales Returns:

  Year ended December 31, 1997.........    $   --        1,808            --        1,359            449

  Year ended December 31, 1998.........    $  449        5,476            --        5,189            736

  Year ended December 31, 1999.........    $  736        1,877            --        2,083            530

------------------------

(1) Represents uncollectable accounts charged against the allowance for doubtful accounts and actual costs incurred for warranty repairs and sales returns.