Form 10-Q
period 2000-03-31
ADAMS GOLF INC
filed 2000-05-12
CIK 1059763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                         Commission File Number: 0-24583

                                ADAMS GOLF, INC.
             (Exact name of registrant as specified in its charter)

                               DELAWARE                                              75-2320087
    (State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

         300 Delaware Avenue, Suite 572, Wilmington, Delaware                          19801
               (Address of principal executive offices)                              (Zip Code)

                                 (302) 427-5892
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,480,071 on May 1, 2000.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I            FINANCIAL STATEMENTS                                                 Page
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                      March 31, 2000 (unaudited) and December 31, 1999                   3

                  Unaudited Condensed Consolidated Statements of Operations -
                      Three months ended March 31, 2000 and 1999                         4

                  Unaudited Condensed Consolidated Statement of Stockholders' Equity -
                      Three months ended March 31, 2000                                  5

                  Unaudited Condensed Consolidated Statements of Cash Flows -
                      Three months ended March 31, 2000 and 1999                         6

                  Notes to Unaudited Condensed Consolidated Financial
                      Statements                                                        7-9

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                              10-18

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk            N/A

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                                      19

         Item 2.  Changes in Securities and Use of Proceeds                             N/A

         Item 3.  Defaults Upon Senior Securities                                       N/A

         Item 4.  Submissions of Matters to a Vote of Security Holders                  N/A

         Item 5.  Other Information                                                     N/A

         Item 6.  Exhibits and Reports on Form 8-K                                       19

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                         MARCH 31,               DECEMBER 31,
                                                                                           2000                      1999
                                                                                   ----------------------     -------------------
                                                                                        (UNAUDITED)
Current assets:
   Cash and cash equivalents ..............................................               $  1,707                $  2,786
   Marketable securities (note 2) .........................................                 10,497                  18,464
   Trade receivables, net of allowance for doubtful accounts
      of $981 (unaudited) and $966 in 2000 and 1999,
      respectively ........................................................                 18,528                  11,012
   Inventories (note 3) ...................................................                 19,406                  19,101
   Prepaid expenses .......................................................                  1,968                     884
   Income tax receivable ..................................................                  4,836                   4,836
   Deferred income tax assets .............................................                    692                     660
   Other current assets ...................................................                    989                     621
                                                                                          --------                --------
      Total current assets ................................................                 58,623                  58,364
Property and equipment, net ...............................................                  7,334                   7,565
Marketable securities (note 2) ............................................                  8,441                   8,456
Professional services agreement (note 4) ..................................                  8,184                   8,438
Other assets, net .........................................................                  1,364                     387
                                                                                          --------                --------
                                                                                          $ 83,946                $ 83,210
                                                                                          ========                ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .......................................................                  1,780                   1,981
   Accrued expenses .......................................................                  5,642                   2,516
                                                                                          --------                --------
      Total current liabilities ...........................................                  7,422                   4,497

Deferred income tax liabilities ...........................................                    -                       342
Capitalized lease obligation ..............................................                    113                     -
                                                                                          --------                --------
      Total liabilities ...................................................                  7,535                   4,839
                                                                                          --------                --------
Stockholders' equity:
   Preferred stock, $0.01 par value; authorized 5,000,000
      shares; none issued .................................................                    -                       -
   Common stock, $.001 par value; authorized
      50,000,000 shares; 23,137,571 shares issued and
      22,480,071 shares outstanding .......................................                     23                      23
   Additional paid-in capital .............................................                 86,081                  85,919
   Common stock subscription ..............................................                    (22)                    (22)
   Deferred compensation ..................................................                   (553)                   (476)
   Accumulated other comprehensive loss ...................................                    (48)                    (44)
   Accumulated deficit ....................................................                 (5,934)                 (3,893)
   Treasury stock, 657,500 shares at cost .................................                 (3,136)                 (3,136)
                                                                                          --------                --------
      Total stockholders' equity ..........................................                 76,411                  78,371

Contingencies (note 8)
                                                                                          --------                --------
                                                                                          $ 83,946                $ 83,210
                                                                                          ========                ========

See accompanying notes to unaudited condensed consolidated financial statements.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                        ---------------------------------
                                                              2000               1999
                                                              ----               ----
Net sales.....................................             $ 15,710           $  8,558
Cost of goods sold............................                4,188              3,191
                                                           --------           --------
        Gross profit..........................               11,522              5,367
                                                           --------           --------
Operating expenses:
   Research and development expenses..........                  639                469
   Selling and marketing expenses.............               11,415              8,908
   General and administrative expenses:
      Provision for bad debts.................                  207                100
      Other...................................                2,828              1,988
                                                           --------           --------
        Total operating expenses..............               15,089             11,465
                                                           --------           --------
        Operating loss........................               (3,567)            (6,098)

Other income (expense):
   Interest income............................                  363                544
   Other .....................................                   19                (10)
                                                           --------           --------
        Loss before income taxes..............               (3,185)            (5,564)
Income tax benefit ...........................               (1,144)            (2,250)
                                                           --------           --------
        Net loss..............................             $ (2,041)           $(3,314)
                                                           ========           ========

Loss per common share  - basic and diluted
  (note 5)....................................             $  (0.09)           $ (0.15)
                                                           ========           ========

See accompanying notes to unaudited condensed consolidated financial statements.

                                   ADAMS GOLF, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   THREE MONTHS ENDED MARCH 31, 2000
                                              (UNAUDITED)

                                                        SHARES OF                 ADDITIONAL      COMMON
                                                         COMMON       COMMON       PAID-IN        STOCK         DEFERRED
                                                         STOCK        STOCK        CAPITAL      SUBSCRIPTION   COMPENSATION
                                                          -----        -----       -------      ------------   ------------
Balance, December 31, 1999............................. 23,137,571     $ 23        $85,919         $(22)          $(476)
Comprehensive loss:
   Net loss............................................         -        -              -            -               -
   Other comprehensive income, net of tax -
          Unrealized loss on marketable securities.....         -        -              -            -               -
   Comprehensive loss..................................         -        -              -            -               -
Issuance of stock options .............................         -        -             171           -             (171)
Forfeiture of stock options............................         -        -              (9)          -                9
Amortization of deferred
   Compensation........................................         -        -              -            -               85
                                                        ==========   ==========   ===========   ===========    ============
Balance, March 31, 2000................................ 23,137,571     $ 23        $86,081         $(22)          $(553)
                                                        ==========   ==========   ===========   ===========    ============
                                                      ACCUMULATED OTHER                                  COST OF          TOTAL
                                                        COMPREHENSIVE      ACCUMULATED   COMPREHENSIVE   TREASURY     STOCKHOLDERS'
                                                             LOSS            DEFICIT         LOSS         STOCK          EQUITY
                                                             ----            -------         ----         -----          ------
Balance, December 31, 1999............................       $(44)          $(3,893)                     $(3,136)       $78,371
Comprehensive loss:
   Net loss...........................................          -            (2,041)        (2,041)          -           (2,041)
   Other comprehensive income, net of tax -
          Unrealized loss on marketable securities....         (4)               -              (4)          -               (4)
                                                                                          ----------
   Comprehensive loss.................................          -                -         $(2,045)          -               -
                                                                                          ==========
Issuance of stock options.............................          -                -                           -               -
Forfeiture of stock options...........................          -                -                           -               -
Amortization of deferred
   Compensation.......................................          -                -                           -               85
                                                         ==============    ==========                   ==========     =========
Balance, March 31, 2000...............................       $(48)          $(5,934)                     $(3,136)       $76,411
                                                         ==============    ==========                   ==========     =========

See accompanying notes to unaudited condensed consolidated financial statements.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                ------------------------------------------
                                                                       2000                    1999
                                                                       ----                    ----
Cash flows from operating activities:
   Net loss ....................................................     $ (2,041)               $ (3,314)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization of property and
        equipment and intangible assets ........................          918                     755
      Amortization of deferred compensation ....................           85                      65
      Deferred income taxes ....................................       (1,144)                    732
      Allowance for doubtful accounts ..........................           15                    (271)
      Changes in assets and liabilities:
        Trade receivables ......................................       (7,531)                 (1,340)
        Inventories ............................................         (305)                   (249)
        Prepaid expenses .......................................       (1,084)                 (1,041)
        Income tax receivable ..................................          -                      (283)
        Other current assets ...................................         (368)                   (211)
        Other assets ...........................................         (120)                   (140)
        Accounts payable .......................................         (201)                  1,625
        Accrued expenses .......................................        3,125                      79
                                                                     --------                --------
           Net cash used in operating activities ...............       (8,651)                 (3,593)
                                                                     --------                --------
Cash flows from investing activities:
   Purchases of marketable securities ..........................          -                    (3,492)
   Sales of marketable securities ..............................        3,996                     -
   Maturities of marketable securities .........................        4,000                     -
   Purchases of equipment ......................................         (424)                 (1,112)
                                                                     --------                --------
           Net cash provided by (used in) investing activities..        7,572                  (4,604)
                                                                     --------                --------
Cash flows from financing activities-
   issuance of common stock ....................................          -                         2
                                                                     --------                --------
           Net cash provided by financing activities ...........          -                         2
                                                                     --------                --------
Net decrease in cash and cash equivalents ......................       (1,079)                 (8,195)
Cash and cash equivalents at beginning of period ...............        2,786                  23,688
                                                                     --------                --------
Cash and cash equivalents at end of period .....................     $  1,707                $ 15,493
                                                                     ========                ========
Supplemental disclosure of cash flow information:
   Interest paid ...............................................     $      2                $     33
                                                                     ========                ========
   Income taxes paid ...........................................     $    -                  $     26
                                                                     ========                ========

See accompanying notes to unaudited condensed consolidated financial statements.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Adams Golf, Inc. (the "Company") for the three month periods ended March 31, 2000 and 1999 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's 1999 Annual Report on Form 10-K filed with the SEC on March 28, 2000.

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

Marketable securities consist of the following (in thousands):


                                                                  MARCH 31, 2000
                                                                    (UNAUDITED)
                                              ---------------------------------------------------------
                                                                     UNREALIZED             FAIR
                                                   COST            GAINS/(LOSSES)           VALUE
                                              ----------------    ------------------   ----------------
Commercial paper ........................    $     500          $          -          $            500
Governmental bonds ......................       15,497                     (67)                 15,430
Corporate bonds .........................        3,015                      (7)                  3,008
                                              --------                --------                --------

                                                19,012                     (74)                 18,938

Less current amounts ....................      (10,521)                     24                 (10,497)
                                              --------                --------                --------

Long-term marketable securities .........    $   8,491          $          (50)       $          8,441
                                              ========                ========                ========


                                                                 DECEMBER 31, 1999
                                              ---------------------------------------------------------
                                                                     UNREALIZED             FAIR
                                                   COST            GAINS/(LOSSES)           VALUE
                                              ----------------    ------------------   ----------------
Commercial paper                           $            7,606  $               (154) $           7,452
Governmental bonds                                     15,385                    54             15,439
Corporate bonds                                         3,998                    31              4,029
                                              ----------------    ------------------   ----------------

                                                       26,989                   (69)            26,920

Less current amounts                                  (18,489)                   25            (18,464)
                                              ----------------    ------------------   ----------------

Long-term marketable securities            $            8,500  $                (44) $           8,456
                                              ================    ==================   ================

During the three months ended March 31, 2000, there were approximately $4,000,000 in proceeds received from maturities of available-for-sale securities and approximately $3,996,000 in proceeds received from sales of available-for-sale securities. There were no realized gains or losses. All marketable securities mature within two years.

3.   INVENTORIES

Inventories consist of the following (in thousands):


                                                           MARCH 31,           DECEMBER 31,
                                                             2000                 1999
                                                       -----------------    -----------------
                                                         (UNAUDITED)
         Finished goods                                      $ 6,386              $ 6,208
         Component parts                                      13,020               12,893
                                                             -------              -------

                                                             $19,406              $19,101
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

5.   INCOME (LOSS) PER SHARE

The weighted average common shares used for determining basic loss per common share were 22,480,071 and 22,479,436 for the three months ended March 31, 2000 and 1999, respectively. The effect of stock options in 1999 and 2000 was antidilutive.

6.   GEOGRAPHIC SEGMENT AND DATA

The Company generates substantially all revenues from the design, manufacturing, marketing and distribution of premium quality, technologically innovative golf clubs. The Company's products are distributed in both domestic and international markets. Net sales for these markets consisted of the following (in thousands):


                           THREE MONTHS ENDED MARCH 31,
                      ----------------------------------------
                          2000                      1999
                      ---------------        -----------------
                       (UNAUDITED)               (UNAUDITED)
  United States       $      13,750          $          7,294
  Rest of World               1,960                     1,264
                      ---------------        -----------------
                      $      15,710          $          8,558
                      ===============        =================

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

8.   CONTINGENCIES

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court for the District of Delaware. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO. In particular, the complaints allege that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas. Plaintiffs allege that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) threatened the Company's long term profits. Plaintiffs also allege that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales. The Company believes these actions are without merit and intends to defend against each of them vigorously. These cases are being consolidated, although no lead plaintiff has been appointed as yet, and the Company expects that it will file a motion to dismiss a consolidated, amended complaint when one is filed.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999.

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

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                              --------------------------
                                                 2000            1999
                                              -----------    -----------
Net sales                                        100.0%         100.0%
Cost of goods sold                                26.7           37.3
                                              -----------    -----------
     Gross profit                                 73.3           62.7
Operating expenses:
     Research and development expenses             4.0            5.5
     Selling and marketing expenses               72.7          104.1
     General and administrative expenses:
         Provision for bad debts                   1.3            1.2
         Other                                    18.0           23.2
                                              -----------    -----------
     Total operating expenses                     96.0          134.0
                                              -----------    -----------
     Operating loss                              (22.7)         (71.3)
Interest and other income                          2.4            6.2
                                              -----------    -----------
     Loss before income taxes                    (20.3)         (65.1)
Income tax benefit                                (7.3)         (26.3)
                                              -----------    -----------
Net loss                                         (13.0)%        (38.8)%
                                              ===========    ===========

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net sales increased to $15.7 million for the three months ended March 31, 2000 from $8.6 million for the comparable period of 1999. The increase was primarily attributable to an increased volume of sales of fairway woods and drivers resulting from the introduction of the Tight Lies 2 line of fairway woods in the fourth quarter of 1999 and the introduction of the Tight Lies 2 driver in January 2000. Sales of the Tight Lies 2 product line accounted for 69.4% of the Company's revenues for the quarter ended March 31, 2000. Net sales were also positively impacted in the first quarter of 2000 by sales of the Faldo Series wedge.

Net sales of fairway woods were $11.9 million, or 75.5% of net sales, for the three months ended March 31, 2000 compared to $7.5 million, or 88.0% of net sales, for the three months ended March 31, 1999. Net sales of the Tight Lies 2 driver for the three months ended March 31, 2000 were $2.1 million, or 13.3% of net sales. Net sales of the SC drivers for the three months ended March 31, 2000 were $1.5 million or 9.8% of net sales compared to $0.9 million, or 10.7% of net sales, in the same period of 1999. Net sales of the Company's products outside the U.S. increased to $2.0 million for the three months ended March 31, 2000 from $1.3 million for the three months ended March 31, 1999, but decreased as a percentage of net sales to 12.5% from 14.8%, respectively.

Cost of goods sold increased to $4.2 million for the three months ended March 31, 2000 from $3.2 million for the comparable period of 1999 but decreased as a percentage of net sales to 26.7% from 37.3%, respectively. The decrease as a percentage of sales is primarily due to the introduction of the Tight Lies
2 lines of fairway woods and drivers, which have a lower per unit cost than other product lines, which, in turn, decreased costs as a percentage of sales.

Operating expenses are comprised primarily of selling and marketing expenses, general and administrative expenses, and to a lesser extent, research and development expenses. Selling and marketing expenses increased to $11.4 million for the three months ended March 31, 2000 from $8.9 million for the comparable period of 1999. The increase is primarily a result of additional payroll costs of $0.7 million for additional outside sales representatives and marketing personnel, additional $0.5 million for costs associated with the development of a Tight Lies 2 infomercial, $0.5 million incurred by the Company's international subsidiaries, which were not in existence in the comparable quarter in 1999, $0.4 million of sales promotional expense related to the introduction of new products, a $0.3 million increase in royalty expenses and a $0.3 million increase in tour player endorsement expense. These increases were partially offset by a $0.7 million decrease in advertising expenditures in the three months ended March 31, 2000 compared to the same period in 1999.

General and administrative expenses, including provisions for bad debts, increased to $3.0 million, or 19.3% of net sales, for the three months ended March 31, 2000 from $2.1 million, or 24.4% of net sales, for the comparable period of 1999. This increase is primarily the result of $0.4 million of additional information technology and other administrative payroll costs, $0.3 million of expenses incurred by the Company's international subsidiaries and an additional $0.1 million of bad debt expense as a result of increased sales volume.

Research and development expenses, primarily consisting of costs associated with development of new products, for the three months ended March 31, 2000 increased to $0.6 million compared to $0.5 million for the same period in 1999, but decreased as a percentage of net sales to 4.0% from 5.5%.

As a result, the Company's operating loss was $3.6 million for the three months ended March 31, 2000 compared to $6.1 million for the comparable period of 1999.

The effective tax rate for the three months ended March 31, 2000 was 35.9% compared to 40.4% for the comparable period in the prior year. The decrease in the effective tax rate for the three months ended March 31, 2000 results primarily from the transfer of investments from tax-exempt to taxable investments in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $1.7 million at March 31, 2000 from $2.8 million at December 31, 1999, as a result of cash used in operations. The increase in cash flows used in operations was primarily a result of the net loss for the three months ended March 31, 2000, and an increase in trade receivables of $7.5 million due to the increased volume of sales. These increases were partially offset by a $3.1 million increase in accrued liabilities related to advertising expenditures, payroll and commissions and the operations of the Company's international subsidiaries.

Cash provided by investing activities of $7.6 million for the three months ended March 31, 2000 is primarily related to proceeds from the sales and maturities of marketable securities of approximately $8.0 million offset by purchases of equipment, which approximated $0.4 million.

Working capital approximated $51.2 million at March 31, 2000 compared to $53.9 million at December 31, 1999.

The Company has a $10.0 million unsecured revolving credit facility, which expires on May 31, 2000 and which the Company is currently negotiating to replace. At March 31, 2000, the Company had no outstanding borrowings under this facility. Based upon the Company's recent losses, it is not likely that the Company will be able to obtain an unsecured credit facility similar in terms and conditions to the current credit facility. The Company does believe that it can obtain a credit facility secured by its accounts receivable and inventories and which allows for borrowings based on an advance rate related to the balances of these assets. Such asset-based credit facility may result in a higher rate of interest and a potentially higher unused commitment fee. However, there can be no assurance that such replacement credit facility can be obtained under the terms and in an amount acceptable to the Company.

The Company expects to meet future liquidity requirements through cash flows generated from operations and to a lesser extent cash reserves and maturities or sales of marketable securities and its credit facility, if available and needed. It is anticipated that operating cash flows and current cash reserves will also adequately fund capital expenditure programs which will include continued upgrade of the newly integrated information systems and expansion of web site capabilities. These capital expenditure programs can be suspended or delayed at any time with minimal disruption to the Company's operations if cash is needed in other areas of the Company's operations. In addition, cash flows from operations will be utilized to support purchasing of component parts for new product introductions in the remainder of 2000. The expected operating cash flows and current cash reserves are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

The Company is not aware of any event or trend that would potentially affect its liquidity. In the event such a trend should develop, the Company believes that the cash flows from operations, current cash reserves and the credit facility, if available, would be sufficient to meet operating needs and capital expenditures for at least the forseeable future.

BUSINESS RISKS

As indicated below, this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in this section and elsewhere throughout this Form 10-Q.

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS; UNCERTAIN CONSUMER ACCEPTANCE

Through the first quarter of 2000, the Company's net sales were derived primarily from the sale of fairway woods (original Tight Lies and Tight Lies
2), Tight Lies 2 and SC Series drivers, and Faldo Series wedges. During the three months ended March 31, 2000, the Company's fairway woods represented 75.5% of net sales whereas, for the three months ended March 31, 1999, the Company's fairway woods represented 88.0% of net sales. To date, although certain of the Company's new product introductions have experienced modest success, we continue to be heavily dependent on sales of our Tight Lies fairway woods. The Company's ultimate success depends, in large part, on its ability to successfully develop and introduce new products accepted in the marketplace. Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection. No assurance can be given that current products will increase in consumer acceptance or that the Company will be able to design, manufacture and introduce new products that will meet with market acceptance. Failure by the Company to identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company's future growth and profitability. Additionally, successful technologies, designs and product concepts are likely to be copied by competitors. Accordingly, the Company's operating results could fluctuate as a result of the amount, timing and market acceptance of new product introductions by the Company or its competitors. The design of new golf clubs is also greatly influenced by the rules and interpretations of the USGA. Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, the Company believes that it is critical for its future success that new clubs introduced by the Company comply with USGA standards.

LIMITED HISTORY OF PROFITABILITY

The Company has a limited history of profitability. Although the Company generated net income during the years ended December 31, 1996 and December 31, 1998, it has historically experienced net losses from operations. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis in the future. The Company's prospects must be considered in light of the significant risks, challenges and difficulties frequently encountered by companies experiencing rapid growth. To address these risks, the Company must, among other things, successfully increase the scope of its operations, respond to competitive and technological developments, continue to attract, retain and motivate qualified personnel and continue to develop and obtain market acceptance of its products. There can be no assurance that the Company will be successful in addressing these risks and challenges.

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

In addition to extended payments terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand. The Company's inventory balances were $19,406,000 at March 31, 2000 and $19,101,000 at December 31, 1999. The
Company expects its inventory level to decline by December 31, 2000 from the December 31, 1999 balance, although there can be no assurance that this decline will occur.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Beginning in June 1999, the first of seven class action lawsuits (as of the date of this Form 10-Q) was filed against the Company, certain of its current and former officers and directors and the three underwriters of the Company's initial public offering (IPO) in the United States District Court for the District of Delaware. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO. In particular, the complaints allege that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas. Plaintiffs allege that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) threatened the Company's long term profits. Plaintiffs also allege that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level which had an adverse impact on the Company's sales. Specifically, the proceedings pending are as follows: KENNETH F. SHOCKLEY V. ADAMS GOLF, INC. et al, Civil Action No. 99-371 (D.Del.) filed on or about June 1999; MARK J. LANTZ V. ADAMS GOLF, INC. et al, Civil Action No. 99-397 (D.Del.) filed on or about June 22, 1999; F. RICHARD MANSON V. ADAMS GOLF, INC. et al, Civil Action No. 99-421 (D.Del.) filed on or about July 2, 1999; SYLVIA J. DAUGHTRY V. ADAMS GOLF, INC. et al, Civil Action No. 99-469 (D.Del.) filed on or about July 22, 1999; ROBERT DOLIN V. ADAMS GOLF, INC. et al, Civil Action No. 99-498 (D.Del.) filed on or about August 3, 1999; TINA NARDOLILLO V. ADAMS GOLF, INC. et al, Civil Action No. 99-511 (D.Del.) filed on or about August 9, 1999; and Robert Petrongolo v. ADAMS GOLF, INC. et al ( D.Del.) filed on or about September 9, 1999. In each case, the plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. The Company denies the allegations in the complaints and intends to defend against each of them vigorously. These cases are being consolidated, although no lead plaintiff has been appointed as yet, and the Company expects that it will file a motion to dismiss a consolidated, amended complaint when one is filed.

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

See exhibit index at page 21.

ITEM 6(B).  REPORTS ON FORM 8-K

None.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereonto duly authorized.


                                    ADAMS GOLF, INC.


Date:    May 11, 2000      By: /s/ B. H. (Barney) Adams
                              -------------------------------------------------
                                    B. H. (Barney) Adams, Chairman of the Board,
                                    Chief Executive Officer and President


Date:    May 11, 2000      By: /s/ Darl P. Hatfield
                              -------------------------------------------------
                                    Darl P. Hatfield, Senior Vice President -
                                    Finance and Administration and Chief
                                    Financial Officer
                                    (Principal Financial Officer)


Date:    May 11, 2000      By: /s/ Brian K. Glaze
                              -------------------------------------------------
                                    Brian K. Glaze, Director Financial
                                    Services (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit           Description                                        Location
-------           -----------                                        --------
Exhibit 3.1       Amended and Restated Certificate of                Incorporated by reference to Form S-1
                  Incorporation                                      (Exhibit 3.1)
Exhibit 3.2       Amended and Restated By-laws                       Incorporated by reference to Form S-1
                                                                     (Exhibit 3.2)
Exhibit 4.1       1998 Stock Incentive Plan of the Company           Incorporated by reference to Form S-1
                  Dated February 26, 1998                            (Exhibit 4.1)
Exhibit 4.2       1996 Stock Option Plan dated April 10, 1998        Incorporated by reference to Form S-1
                                                                     (Exhibit 4.2)
Exhibit 4.3       Adams Golf, Ltd. 401(k) Retirement Plan            Incorporated by reference to Form S-1
                                                                     (Exhibit 4.4)
Exhibit 4.4       1999 Non-Employee Director Plan of                 Incorporated by reference to the 1999
                  Adams Golf, Inc.                                   Proxy Statement
Exhibit 4.5       1999 Stock Option Plan for Outside                 Incorporated by reference to Form S-8
                  Consultants of Adams Golf, Inc.                    (Exhibit 4.1)
Exhibit 10.1      Agreement between the Company and Nick             Incorporated by reference to Form S-1
                  Faldo, dated April 22, 1998                        (Exhibit 10.1)
Exhibit 10.2      Revolving Credit Agreement dated February
                  26, 1999, between Adams Golf Direct
                  Response, Ltd., Adams Golf, Ltd. And
                  NationsBank of Texas N.A. and related              Incorporated by reference to Form 10-K
                  promissory note and guaranty                       (Exhibit 10.2)
Exhibit 10.3      Commercial Lease Agreement dated
                  December 5, 1997, between Jackson-Shaw             Incorporated by reference to Form S-1
                  Technology Center II, Ltd. and the Company         (Exhibit 10.3)
Exhibit 10.4      Commercial Lease Agreement dated April 6,
                  1998, between Jackson-Shaw Technology              Incorporated by reference to Form S-1
                  Center II, Ltd. and the Company                    (Exhibit 10.4)
Exhibit 10.5      Letter agreement dated April 13, 1998,             Incorporated by reference to Form S-1
                  Between the Company and Darl P. Hatfield           (Exhibit 10.5)
Exhibit 10.6      Amendment to Amended and Restated                  Incorporated by reference to Exhibit
                  Revolving Credit Agreement dated August 13,        10.6 to the Quarterly Report on Form
                  1999 between Adams Golf Direct Response,           10-Q for the quarter ended
                  Ltd., Adams Golf, Ltd. and Bank of America, N.A.   September 30, 1999
Exhibit 27.1      Financial Data Schedule                            Included in this filing