Form 10-Q
period 2000-06-30
ADAMS GOLF INC
filed 2000-08-14
CIK 1059763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,480,071 on August 14, 2000.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I            FINANCIAL STATEMENTS                                                             Page
                                                                                                   ----
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                      June 30, 2000 (unaudited) and December 31, 1999                               3

                  Unaudited Condensed Consolidated Statements of Operations -
                      Three and six months ended June 30, 2000 and 1999                             4

                  Unaudited Condensed Consolidated Statement of Stockholders' Equity -
                      Six months ended June 30, 2000                                                5

                  Unaudited Condensed Consolidated Statements of Cash Flows -
                      Six months ended June 30, 2000 and 1999                                       6

                  Notes to Unaudited Condensed Consolidated Financial
                      Statements                                                                   7-10

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                         11-21

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       N/A

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                 22

         Item 2.  Changes in Securities and Use of Proceeds                                        N/A

         Item 3.  Defaults Upon Senior Securities                                                  N/A

         Item 4.  Submissions of Matters to a Vote of Security Holders                              23

         Item 5.  Other Information                                                                N/A

         Item 6.  Exhibits and Reports on Form 8-K                                                  23

                                             ADAMS GOLF, INC. AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                              ASSETS

                                                                            JUNE 30,               DECEMBER 31,
                                                                              2000                     1999
                                                                              ----                     ----
                                                                          (UNAUDITED)
Current assets:
   Cash and cash equivalents.................................               $ 9,449                  $ 2,786
   Marketable securities (note 2)............................                 9,570                   18,464
   Trade receivables, net of allowance for doubtful accounts
      of $1,271 (unaudited) and $966 in 2000 and 1999,
      respectively...........................................                13,947                   11,012
   Inventories (note 3)......................................                17,624                   19,101
   Prepaid expenses..........................................                 1,351                      884
   Income tax receivable.....................................                     -                    4,836
   Deferred income tax assets................................                   786                      660
   Other current assets......................................                   730                      621
                                                                            -------                  -------

      Total current assets...................................                53,457                   58,364

Property and equipment, net..................................                 6,762                    7,565
Marketable securities (note 2)...............................                 6,958                    8,456
Professional services agreement (note 4) ....................                 7,931                    8,438
Other assets, net............................................                 1,885                      387
                                                                            -------                  -------

                                                                            $76,993                  $83,210
                                                                            =======                  =======

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..........................................               $ 2,287                  $ 1,981
   Accrued expenses..........................................                 5,704                    2,516
                                                                            -------                  -------

      Total current liabilities..............................                 7,991                    4,497

Deferred income tax liabilities..............................                     -                      342
Capitalized lease obligation.................................                    98                        -
                                                                            -------                  -------

      Total liabilities......................................                 8,089                    4,839
                                                                            -------                  -------

Stockholders' equity:
   Preferred stock, $0.01 par value; authorized 5,000,000
      shares; none issued and outstanding....................                     -                        -
   Common stock, $.001 par value; authorized
      50,000,000 shares; 23,137,571 shares issued and
      22,480,071 shares outstanding..........................                    23                       23
   Additional paid-in capital................................                86,042                   85,919
   Common stock subscription.................................                   (22)                     (22)
   Deferred compensation.....................................                  (439)                    (476)
   Accumulated other comprehensive loss......................                   (87)                     (44)
   Accumulated deficit.......................................               (13,477)                  (3,893)
   Treasury stock, 657,500 shares, at cost ..................                (3,136)                  (3,136)
                                                                            -------                  -------

      Total stockholders' equity.............................                68,904                   78,371
                                                                            -------                  -------

Contingencies (note 9)

                                                                            $76,993                  $83,210
                                                                            =======                  =======

           See accompanying notes to unaudited condensed consolidated financial statements.

                                         ADAMS GOLF, INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    (UNAUDITED)


                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                        ---------------------------------     -------------------------------

                                                              2000            1999                 2000             1999
                                                              ----            ----                 ----             ----
Net sales.....................................             $12,255           $25,516            $27,965           $34,074
Cost of goods sold............................               4,524             8,019              8,712            11,210
                                                           -------           -------            -------           -------

        Gross profit..........................               7,731            17,497             19,253            22,864
                                                           -------           -------            -------           -------

Operating expenses:
   Research and development expenses..........                 541               511              1,180               980
   Selling and marketing expenses.............              11,982            13,162             23,397            22,070
   General and administrative expenses:
      Provision for bad debts.................                 509               100                716               200
      Other...................................               2,626             2,597              5,454             4,585
                                                           -------           -------            -------           -------

        Total operating expenses..............              15,658            16,370             30,747            27,835
                                                           -------           -------            -------           -------

        Operating income (loss)...............              (7,927)            1,127            (11,494)           (4,971)

Other income (expense):
   Interest income............................                 260               355                622               900
   Other income (expense).....................                 125               (10)               144               (20)
                                                           -------           -------            -------           -------

        Income (loss) before income taxes.....              (7,542)            1,472            (10,728)           (4,091)

Income tax expense (benefit) .................                   -               562             (1,144)           (1,688)
                                                           -------           -------            -------           -------

        Net income (loss).....................             $(7,542)          $   910            $(9,584)          $(2,403)
                                                           =======           =======            =======           =======

Income (loss) per common share-basic and
     diluted (note 5)..........................            $ (0.34)          $  0.04            $ (0.43)          $ (0.11)
                                                           =======           =======            =======           =======

           See accompanying notes to unaudited condensed consolidated financial statements.

                                  ADAMS GOLF, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                    SIX MONTHS ENDED JUNE 30, 2000
                                              (UNAUDITED)

                                                                                                               ACCUMULATED
                                   SHARES OF                   ADDITIONAL         COMMON                         OTHER
                                    COMMON        COMMON        PAID-IN           STOCK         DEFERRED      COMPREHENSIVE
                                     STOCK         STOCK        CAPITAL        SUBSCRIPTION   COMPENSATION        LOSS
                                     -----         -----        -------        ------------   ------------        ----
Balance, December 31, 1999.....    23,137,571      $ 23        $ 85,919           $ (22)        $   (476)       $    (44)

Comprehensive income (loss):
   Net loss ...................        -              -             -                 -               -               -
   Other comprehensive
   income (loss): .............
     Unrealized gain on
       marketable securities ..        -              -             -                 -               -                5
     Foreign currency
       translation ............                                                                                      (48)

Comprehensive loss ............        -              -             -                 -               -               -

Stock option forfeiture .......        -              -             (48)              -               48              -
Issuance of stock options .....        -              -             171               -             (171)             -
Amortization  of deferred
   compensation ...............        -              -             -                 -              160              -


                                 --------------  --------    ------------       ---------     ------------    ------------
Balance, June 30,  2000 .......    23,137,571      $ 23        $ 86,042           $ (22)        $   (439)       $    (87)
                                 ==============  ========    ============       =========     ============    ============

                                                                COST OF         TOTAL
                                 ACCUMULATED   COMPREHENSIVE    TREASURY     STOCKHOLDERS'
                                  DEFICIT          LOSS          STOCK          EQUITY
                                  -------          ----          -----          ------
Balance, December 31, 1999.....  $ (3,893)     $    -          $ (3,136)      $ 78,371

Comprehensive income (loss):
   Net loss ...................    (9,584)       (9,584)            -           (9,584)
   Other comprehensive
   income (loss): .............
     Unrealized gain on
       marketable securities ..       -               5             -                5
     Foreign currency
       translation ............                     (48)            -              (48)
                                              -----------
Comprehensive loss ............       -        $ (9,627)                           -
                                              ===========
Stock option forfeiture .......       -                              -             -
Issuance of stock options .....       -                              -             -
Amortization  of deferred .....                                                    -
   compensation ...............       -                              -             160


                                -----------                   -----------    ----------
Balance, June 30,  2000 .......  $(13,477)                     $ (3,136)      $ 68,904
                                ===========                   ===========    ==========


           See accompanying notes to unaudited condensed consolidated financial statements.

                                       ADAMS GOLF, INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)

                                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                   -------------------------
                                                                     2000             1999
                                                                     ----             ----
Cash flows from operating activities:
   Net loss ..............................................        $ (9,584)        $ (2,403)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization of property and
        equipment and intangible assets ..................           2,055            1,614
      Amortization of deferred compensation ..............             160              109
      Deferred income taxes ..............................          (1,144)             913
      Allowance for doubtful accounts ....................             305             (269)
      Changes in assets and liabilities:
        Trade receivables ................................          (3,240)         (10,880)
        Inventories ......................................           1,477           (1,020)
        Prepaid expenses .................................            (467)              69
        Income tax receivable ............................           4,836              (15)
        Other current assets .............................            (109)            (598)
        Other assets .....................................          (1,003)            (265)
        Accounts payable .................................             306            1,023
        Accrued expenses .................................           3,128            3,004
                                                                  --------         --------

           Net cash used in operating  activities ........          (3,280)          (8,718)
                                                                  --------         --------

Cash flows from investing activities:
   Purchase of equipment .................................            (443)          (1,869)
   Purchases of marketable securities ....................          (1,085)          (3,596)
   Maturities of marketable securities ...................           5,500            4,851
   Sales of marketable securities ........................           5,999                -
                                                                  --------         --------
           Net cash  provided by (used in) investing
             activities ..................................           9,971             (614)
                                                                  --------         --------

Cash flows from financing activities:
   Repayment of note  payable to shareholder .............               -             (175)
   Principal payments under capital lease obligation .....             (28)               -
   Issuance of common stock ..............................               -                2
                                                                  --------         --------

           Net cash used in financing activities .........             (28)            (173)
                                                                  --------         --------
Net increase (decrease) in cash and cash equivalents .....           6,663           (9,505)
Cash and cash equivalents at beginning of period .........           2,786           23,688
                                                                  ========         ========

Cash and cash equivalents at end of period ...............        $  9,449         $ 14,183
                                                                  ========         ========

Supplemental disclosure of cash flow information:
   Interest paid .........................................        $      6         $     33
                                                                  ========         ========
   Income taxes paid .....................................        $      -         $     26
                                                                  ========         ========

Supplemental disclosure of noncash investing and financing
   activities-equipment financed with capital lease ......        $    186         $      -
                                                                  ========         ========

           See accompanying notes to unaudited condensed consolidated financial statements.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Adams Golf, Inc. (the "Company") for the three and six month periods ended June 30, 2000 and 1999 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's 1999 Annual Report on Form 10-K filed with the SEC on March 28, 2000.

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

Marketable securities consist of the following (in thousands):



                                                                   JUNE 30, 2000
                                                                    (UNAUDITED)
                                              -------------------------------------------------------
                                                                     UNREALIZED            FAIR
                                                   COST                LOSSES              VALUE
                                              ----------------    ----------------   ----------------
Commercial paper                            $        1,085      $         (1)      $       1,084

Governmental bonds                                  15,500               (56)             15,444
                                              ----------------    ----------------   ----------------

                                                    16,585               (57)             16,528

Less current amounts                                (9,585)               15              (9,570)
                                              ----------------    ----------------   ----------------

Long-term marketable securities             $        7,000      $        (42)      $       6,958
                                              ================    ================   ================




                                                                 DECEMBER 31, 1999
                                              -------------------------------------------------------
                                                                    UNREALIZED             FAIR
                                                    COST           GAINS (LOSSES)          VALUE
                                              ----------------    ----------------   ----------------
Commercial paper                            $       7,606       $       (154)      $       7,452
Governmental bonds                                 15,385                 54              15,439
Corporate bonds                                     3,998                 31               4,029
                                              ----------------    ----------------   ----------------

                                                   26,989                (69)             26,920

Less current amounts                              (18,489)                25             (18,464)
                                              ----------------    ----------------   ----------------

Long-term marketable securities             $       8,500       $        (44)      $       8,456
                                              ================    ================   ================




During the six months ended June 30, 2000, there were approximately $5,500,000 in proceeds received from maturities of available-for-sale securities, and $1,085,000 in purchases of securities. In addition, there were approximately $5,999,000 in proceeds received from sales of available-for-sale securities which included realized gains of approximately $79,000 and realized losses of approximately $67,000 using the specific identification method. All marketable securities mature within two years.

3.   INVENTORIES

Inventories consist of the following (in thousands):



                                                            JUNE 30,           DECEMBER 31,
                                                             2000                  1999
                                                       -----------------   ------------------
                                                          (UNAUDITED)
         Finished goods                                     $ 6,098               $ 6,208
         Component parts                                     11,526                12,893
                                                            -------               -------

                                                            $17,624               $19,101
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

5.   INCOME (LOSS) PER SHARE

The weighted average common shares used for determining basic and diluted income (loss) per common share were 22,480,071 for the three months ended June 30, 2000 and 1999, and 22,480,071 and 22,479,755 for the six months ended June 30, 2000 and 1999, respectively. The effect of stock options in 2000 and 1999 was either immaterial or antidilutive.

6.   GEOGRAPHIC SEGMENT AND DATA

The Company generates substantially all revenues from the design, manufacturing, marketing and distribution of premium quality, technologically innovative golf clubs. The Company's products are distributed in both domestic and international markets. Net sales for these markets consisted of the following (in thousands):



                                     THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                             -----------------------------------------    --------------------------------------------
                                   2000                    1999                  2000                      1999
                             -----------------      ------------------    ------------------      --------------------
                                           (UNAUDITED)                                    (UNAUDITED)
  United States            $       10,092         $       22,184        $       23,842          $         29,478
  Rest of World                     2,163                  3,332                 4,123                     4,596
                             -----------------      ------------------    ------------------      --------------------

                           $       12,255         $       25,516        $       27,965          $         34,074
                             =================      ==================    ==================      ====================




7.   INCOME TAXES

In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through June 30, 2000 will be realized. Accordingly, the Company has recognized a partial valuation allowance to reduce the net deferred tax asset to an amount that management believes will more likely than not be realized.

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

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," which is generally effective July 1, 2000. This interpretation clarifies the application of Accounting Principles Board Opinion No. 25. The Company believes adoption of Interpretation No. 44 will have no material impact on its financial statements.

9.   CONTINGENCIES

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court for the District of Delaware. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO. In particular, the complaints allege that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas. Plaintiffs allege that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) threatened the Company's long term profits. Plaintiffs also allege that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales. On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed. The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. The Company denies the allegations in the complaint and intends to defend it vigorously.

The above mentioned class action lawsuit is at an early stage. Consequently, at this time it is not possible to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, that the Company might incur in connection with such actions. The Company is also not able to estimate the amount, if any, of reimbursements that it would receive from insurance policies should damages with respect to the above actions be incurred.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999.

OVERVIEW

The Company designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs. Founded in 1987, the Company operated initially as a components supplier and contract manufacturer. Thereafter, the Company established its custom fitting operation, which currently services a network of over 100 certified custom fitting accounts. In the fall of 1995, the Company introduced the original Tight Lies fairway wood and, over the next three years, extended the Tight Lies line to include additional lofts. During 1999, the Company introduced the SC Series Titanium driver (SC driver), the Faldo Series wedge, the Tight Lies Tour fairway woods, and the Tight Lies 2 fairway woods. The Company recently further extended the Tight Lies line by introducing the Tight Lies 2 driver in January 2000.

The Company's net sales are primarily derived from sales to on and off course golf shops and selected sporting goods retailers and, to a lesser extent, international distributors, direct sales to consumers, and the Company's custom fitting accounts. No assurances can be given that demand for the Company's current products or the introduction of new products will allow the Company to achieve historical levels of sales in the future.

The Company does not currently manufacture the components required to assemble its golf clubs, relying instead on various component suppliers. Golf club components are generally available from multiple suppliers. Currently, however, certain components for the SC driver, the Tight Lies 2 line and the Faldo Series wedges are produced by single suppliers. Costs of the Company's clubs consist primarily of component parts, including the head, shaft and grip. To a lesser extent, the Company's cost of goods sold includes labor and occupancy costs in connection with the inspection, testing and assembly of component parts at its facility in Plano, Texas.

RESULTS OF OPERATIONS

The following table sets forth operating results expressed as a percentage of net sales for the periods indicated. All information is derived from the accompanying unaudited condensed consolidated financial statements. Results for any one or more periods are not necessarily indicative of annual results or continuing trends. See "Business Risks--Seasonality and Quarterly Fluctuations" below.

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       JUNE 30,                           JUNE 30,
                                              --------------------------       ---------------------------
                                                  2000           1999              2000            1999
                                              ------------    ----------       -------------    ----------

Net sales                                        100.0%          100.0%            100.0%          100.0%
Cost of goods sold                                36.9            31.4              31.2            32.9
                                              ------------    ----------       -------------    ----------
     Gross profit                                 63.1            68.6              68.8            67.1
Operating expenses:
     Research and development expenses             4.4             2.0               4.2             2.9
     Sales and marketing expenses                 97.8            51.6              83.7            64.7
     General and administrative expenses:
         Provision for bad debts                   4.2             0.4               2.5             0.6
         Other                                    21.4            10.2              19.5            13.5
                                              ------------    ----------       -------------    ----------
         Total operating expenses                127.8            64.2             109.9            81.7
                                              ------------    ----------       -------------    ----------
     Operating income (loss)                     (64.7)            4.4             (41.1)          (14.6)
Interest income                                    2.2             1.4               2.2             2.6
Other income (expense)                             1.0             -                 0.5            (0.1)
                                              ------------    ----------       -------------    ----------
     Income (loss) before income taxes           (61.5)            5.8             (38.4)          (12.1)
Income tax expense (benefit)                       -               2.2              (4.1)           (5.0)
                                              ------------    ----------       -------------    ----------
Net income (loss)                                (61.5)            3.6             (34.3)           (7.1)
                                              ============    ==========       =============    ==========

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net sales deceased to $12.3 million for the three months ended June 30, 2000 from $25.5 million the comparable period of 1999. The decrease was primarily attributable to a lower volume of SC drivers being sold in 2000 due to initial sell-in of the product in 1999. Net sales of SC drivers for the three months ended June 30, 2000 were $1.4 million compared to $13.7 million for the comparable period in 1999. Net sales of fairway woods were $9.1 million or 74.6% of net sales for the three months ended June 30, 2000 as compared to $11.2 million or 44.0% of net sales for the three months ended June 30, 1999. These decreases were partially offset by $1.8 million of sales of the Tight Lies 2 driver which was introduced in the first quarter of 2000. Net sales of the Company's products outside the U.S. decreased to $2.2 million from $3.3 million for the three months ended June 30, 1999, but increased as a percentage of net sales to 17.6% from 12.9%, respectively.

Cost of goods sold decreased to $4.5 million for the three months ended June 30, 2000 from $8.0 million for the comparable period of 1999, and increased as a percentage of net sales to 36.9% from 31.4%, respectively. The increase as a percentage of net sales is primarily attributable to reduction in the suggested retail selling price of the SC drivers which became effective on May 1, 2000. In connection with this pricing change, the wholesale price of SC drivers was reduced and retailers were given one additional SC driver at no charge for every four units they were carrying in inventory at the time of the change. The cost of these additional drivers, which resulted in a 4.4% increase in cost of sales as a percentage of revenues, was charged to cost of goods sold during the three month period ended June 30, 2000. To a lesser extent, cost of sales was negatively impacted by a change in the mix of products sold, as well as by a reduction in the average per unit selling price across all product lines.

Operating expenses are comprised primarily of selling and marketing expenses, general and administrative expenses, and, to a lesser extent, research and development expenses. Selling and marketing expenses decreased to $12.0 million for the three months ended June 30, 2000 from $13.2 million for the comparable period of 1999. The decrease is primarily a result of reduced advertising costs of $2.7 million associated with television and print media. During the three months ended June 30, 1999, the Company utilized these mediums extensively to promote the introduction of the SC driver. In addition, the decrease is attributed to a reduction in royalty expense of $0.6 million associated with consulting services which were expensed in the comparable period in 1999. The reduction in these expense categories were partially offset by an increase of $1.1 million associated with the operation of the Company's subsidiaries in the United Kingdom and Japan, sales promotion expenses of $0.5 million, additional payroll costs of $0.2 million, and a $0.2 million increase in tour player endorsement expense.

General and administrative expenses, including provisions for bad debts, increased to $3.1 million or 25.6% of net sales, for the three months ended June 30, 2000 from $2.7 million or 10.6% of net sales for the comparable period ended June 30, 1999. The increase is primarily attributable to an increase in the provision for bad debts resulting from certain customers experiencing increased financial difficulty.

Research and development expenses, primarily consisting of costs associated with development of new products, for the three months ended June 30, 2000 remained unchanged at $0.5 million compared to the same period in 1999, but increased as a percentage of net sales to 4.4% from 2.0%.

As a result, the Company's operating loss was $7.9 million for the three months ended June 30, 2000 compared to operating income of $1.1 million for the comparable period of 1999.

The Company established a valuation allowance of $2.7 million at June 30, 2000. For the three months ended June 30, 2000, the Company did not recognize an income tax benefit because the Company believes that additional NOL carryforwards may not be recoverable. In addition, the Company believes it is more likely than not that the remaining net deferred tax assets at June 30, 2000 are recoverable from taxable income expected to be generated during the NOL carryforward period.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net sales decreased to $28.0 million for the six months ended June 30, 2000 from $34.1 million for the comparable period of 1999. The decrease was primarily attributable to a lower volume of SC Series drivers being sold in 2000 due to initial sell-in of product occurring in the second quarter of 1999. Net sales of the SC drivers for the six months ended June 30, 2000 were $3.0 million or 10.7% of net sales as compared to $14.7 million or 43.0% of net sales for the six months ended June 30, 1999. Net sales of fairway woods were $21.0 million, or 75.1% of net sales, for the six months ended June 30, 2000 compared to $18.8 million, or 55.1% of net sales, for the six months ended June 30, 1999. Net sales of the Company's products outside the U.S. decreased to $4.1 million for the six months ended June 30, 2000 from $4.6 million for the six months ended June 30, 1999, but increased as a percentage of net sales to 14.7% from 13.5%, respectively.

Cost of goods sold decreased to $8.7 million for the six months ended June 30, 2000 from $11.2 million for the comparable period of 1999, and decreased as a percentage of net sales to 31.2% from 32.9%, respectively. The decrease as a percentage of sales is primarily due to the introduction of the Tight Lies 2 lines of fairway woods and drivers, which have a lower per unit cost than other product lines, which, in turn, decreased costs as a percentage of sales. The decrease is partially offset by a program initiated during the second quarter of 2000 to reduce the suggested retail selling price of the SC drivers at retail. In connection with this program, the Company provided one additional SC driver for every four units which retailers had in their inventory at the time of the change of the suggested retail price. The cost of this program was charged to cost of goods sold, increasing this category as a percentage of net sales by 1.9% for the six month period ended June 30, 2000.

Selling and marketing expenses increased to $23.4 million for the six months ended June 30, 2000 from $22.1 million for the comparable period of 1999, primarily as a result of additional payroll costs of $1.1 million, $0.9 million of sales promotion expense primarily related to the introduction of new products, $0.5 million associated with the development of a Tight Lies 2 infomercial, $1.6 million associated with operating costs of the Company's subsidiaries in the United Kingdom and Japan, and a $0.5 million increase in tour player endorsement expense. A substantial portion of these increases were offset by a decrease in advertising costs of $3.4 million resulting from reduced spending related to television and print media. During the six months ended June 30, 1999, the Company advertised extensively utilizing both television and print media in order to promote the introduction of the SC driver and to promote sell-through of the Tight Lies fairway woods at retailers.

General and administrative expenses, including provisions for bad debts, increased to $6.2 million for the six months ended June 30, 2000 from $4.8 million for the comparable period ended June 30, 1999, primarily due to a $0.7 million increase in operating costs associated with the Company's subsidiaries in the United Kingdom and Japan and a $0.5 million increase in the provision for bad debts.

Research and development expenses for the six months ended June 30, 2000 increased to $1.2 million compared to $1.0 million for the same period in 1999, and increased as a percentage of net sales to 4.2% from 2.9%.

As a result of the above, operating loss was $11.5 million for the six months ended June 30, 2000 compared to $5.0 million for the comparable period of 1999.

The effective tax rate for the six months ended June 30, 2000 was 10.7% compared to 41.2% for the comparable period in the prior year. The effective tax rate for the second quarter of 2000 was impacted by a valuation allowance of $2.7 million recorded to reduce net deferred tax assets to an amount the Company believes is more likely than not to be recoverable from taxable income expected to be generated during the NOL carryforward period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $9.4 million at June 30, 2000 from $2.8 million at December 31, 1999. During the period approximately $3.3 million was used in operations primarily the result of the net loss of $9.6 million for the six months ended June 30, 2000 and a $3.2 million increase in trade receivables. These uses of cash were partially offset by the receipt of a $4.8 million tax refund, a $1.5 million reduction of inventories, and a $3.4 million increase in accounts payable and accrued liabilities primarily attributable to advertising expenditures and provision for the distribution of inventory in connection with a change in the suggested retail selling price of the SC drivers.

Cash provided by investing activities of $10.0 million for the six months ended June 30, 2000 is primarily related to sales and maturities of marketable securities of $6.0 million and $5.5 million, respectively, offset by purchases of marketable securities of $1.1 million and equipment of $0.4 million in the ordinary course of business.

Working capital approximated $45.4 million at June 30, 2000 compared to $53.9 million at December 31, 1999.

The Company's sources of liquidity include cash from operations, its cash and cash equivalents, marketable securities and its credit facility, if needed. The Company believes that such sources of liquidity are sufficient to meet operating needs and capital expenditures for at least the next 12 months.

On June 30, 2000, the Company executed a $5.0 million revolving credit facility, which expires on June 1, 2001. The revolving credit facility is secured by certain of the Company's accounts receivables and finished goods inventories. The Company had no outstanding borrowings under this facility or a previous revolving credit facility which expired May 31, 2000. Borrowings under the Company's revolving credit facility agreement bear interest at the bank's prime rate.

The Company expects to meet future liquidity requirements through cash flows generated from operations and cash reserves and maturities or sales of marketable securities and its credit facility. It is anticipated that operating cash flows and current cash reserves will also adequately fund capital expenditure programs. These capital expenditure programs can be suspended or delayed at any time with minimal disruption to the Company's operations if cash is needed in other areas of the Company's operations. In addition, cash flows from operations will be utilized to support purchasing of component parts for new product introductions in the remainder of 2000 and the first quarter of 2001. The expected operating cash flows and current cash reserves are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

The Company is not aware of any event or trend which that could potentially affect its liquidity. In the event such a trend would develop, the Company believes that projected cash flows from operations, current cash reserves and the revolving credit facility would be sufficient to meet operating needs and capital expenditures for at least the next 12 months.

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

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS; UNCERTAIN CONSUMER ACCEPTANCE

Through the second quarter of 2000, the Company's net sales were derived primarily from the sale of fairway woods (original Tight Lies and Tight Lies
2), Tight Lies 2 and SC Series drivers, and Faldo Series wedges. During the six months ended June 30, 2000, the Company's fairway woods represented 75.1% of net sales whereas, for the six months ended June 30, 1999, the Company's fairway woods represented 55.1% of net sales. To date, although certain of the Company's new product introductions have experienced modest success, we continue to be heavily dependent on sales of our Tight Lies and Tight Lies 2 fairway woods. The Company's ultimate success depends, in large part, on its ability to successfully develop and introduce new products accepted in the marketplace. Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection. No assurance can be given that current products will increase in consumer acceptance or that the Company will be able to design, manufacture and introduce new products that will meet with market acceptance. Failure by the Company to identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company's future growth and profitability. Additionally, successful technologies, designs and product concepts are likely to be copied by competitors. Accordingly, the Company's operating results could fluctuate as a result of the amount, timing and market acceptance of new product introductions by the Company or its competitors. The design of new golf clubs is also greatly influenced by the rules and interpretations of the USGA. Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, the Company believes that it is critical for its future success that new clubs introduced by the Company comply with USGA standards.

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

ABILITY TO MANAGE GROWTH

Over the past three years, the Company has experienced a period of growth into new product segments and distribution channels that has resulted in new and increased responsibilities for management personnel. The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's management and operating and financial systems. To accommodate this growth and to compete effectively and manage future growth, if any, the Company will be required to continue to implement and improve its operational, financial and management information systems, procedures and controls on a timely basis and to train, motivate and manage its workforce. The Company's growth has required increasing amounts of working capital that, to date, have been funded from current operations and cash reserves. There can be no assurance that the Company's personnel, systems, procedures, controls and working capital will be adequate to support its existing or future operations. Any failure to implement and improve the Company's operational, financial and management systems, to expand, train, motivate or manage employees or to maintain adequate working capital could have a material adverse effect on the Company's business, operating results or financial condition.

DEPENDENCE ON KEY PERSONNEL AND ENDORSEMENTS

The Company's success depends to a significant extent upon the performance of its senior management team, particularly the Company's founder and Chief Executive Officer, B.H. (Barney) Adams. In addition to his leadership in his capacity of Chief Executive Officer of the Company, Mr. Adams spearheads the Company's product development efforts. The loss or unavailability of Mr. Adams would adversely affect the Company's business and prospects. None of the Company's officers or employees, including Mr. Adams, is bound by an employment agreement and the relationships of such officers and employees are, therefore, at will. The Company has a $4.0 million key man life insurance policy on the life of Mr. Adams; however, there can be no assurance that the proceeds of such policy could adequately compensate the Company for the loss of his services. In addition, there is strong competition for qualified personnel in the golf club industry, and the inability to continue to attract, retain and motivate other key personnel could adversely affect the Company's business, operating results or financial condition.

In May 1998, the Company entered into an agreement with Nick Faldo, an internationally recognized professional golfer and winner of numerous U.S. and international championships. The agreement provides that Mr. Faldo will provide a variety of services to the Company including endorsement of certain of the Company's products. This agreement requires the Company to make certain significant payments to Mr. Faldo, whether or not his endorsement results in increased sales of the Company's products. Specifically, Mr. Faldo is entitled to receive a royalty of 5% of the net sales price of all Adams golf clubs (other than certain specialty items for which the royalty equals 10% of the net sales price) sold outside the U.S. throughout the term of the agreement. The agreement provides for a minimum royalty of $1.875 million in 2000 escalating to $4.0 million, for the years 2004 through 2008. From 2009 through 2014, the minimum royalty is $1.5 million, as adjusted for changes in the consumer price index. After 2014, the agreement does not provide for a minimum royalty. Commencing with 2009, however, the agreement provides for a maximum royalty of $4.0 million, as adjusted for changes in the consumer price index. Absent an early termination event, the agreement with Mr. Faldo continues throughout his lifetime. The Company believes that the future success of its marketing strategy may be affected by the continued professional success of Mr. Faldo. The inability of the Company to maintain its relationship with Mr. Faldo or the inability of Mr. Faldo to maintain an acceptable level of professional success, could have a material adverse effect on the Company's business, operating results or financial conditions.

In addition to Mr. Faldo, the Company has recently entered into endorsement arrangements with certain members of the PGA Tour and the Senior PGA Tour, including Tom Watson. As is typical in the golf industry generally, the agreements with these professional golfers do not necessarily require that they use our golf clubs at all times during the terms thereof, including, in certain circumstances, at times when the Company is required to make payments to them. The failure of certain of these individuals to use the Company's products on one or more occasions has resulted in negative publicity involving the Company. While the Company does not believe this publicity has resulted in any significant erosion in the sales of the Company's products to date, no assurance can be given that the Company's business would not be adversely affected in a material way by such further publicity or by the failure of its professional endorsers to carry and use its products.

HISTORICAL DEPENDENCE ON TELEVISION ADVERTISING

In April 1997, the Company debuted a 30-minute infomercial concerning the original Tight Lies fairway wood, and, immediately thereafter, sales of this product grew significantly. The Company stopped airing this infomercial in the fall of 1998 and subsequently began airing a new Tight Lies infomercial in early 1999. In addition, the Company produced and began airing two additional infomercials, one for the SC driver and one for the Company's Faldo Series wedge in 1999. Also, in the first quarter of 2000, the Company began airing a new infomercial for the Tight Lies 2 fairway woods. Although the Company has significantly increased its use of traditional image-based advertising over this time period, sales of the Company's product at both the retail and consumer levels have been, and may continue to be, highly dependent on the success of the Company's infomercials. The Company believes that its current television advertising strategy, like other advertising campaigns, will reach a point of diminishing return and will therefore need continued modification. No assurance can be given that another advertising strategy can be timely developed or that, if developed, such alternative strategy will achieve the same level of success as that previously enjoyed by the Company's original advertising strategy. Further, certain companies have attempted to emulate the Company's marketing strategy. To the extent the Company believes that additional infomercials may have the effect of diluting the Company's message, the Company may be forced to rely solely on image-based advertising. A decline in effectiveness of the Company's marketing strategy could have a material adverse effect on the Company's business, operating results or financial condition.

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

RISKS ASSOCIATED WITH INTELLECTUAL PROPERTY

Imitation of popular club designs is widespread in the industry. No assurance can be given that other golf club manufacturers will not be able to successfully sell golf clubs which imitate the Company's products without infringing the Company's copyrights, patents, trademarks, or trade dress. Many of the Company's competitors have obtained patent, trademark, copyright or other protection of intellectual property rights pertaining to golf clubs. No assurance can be given that the Company will not be adversely affected by the assertion of intellectual property rights violations by competitors. This effect could include alteration or withdrawal of existing products and delayed introduction of new products.

The Company attempts to maintain the secrecy of its confidential business information including the practice of having prospective vendors and suppliers sign confidentiality agreements. No assurance can be given that the Company's confidential business information will be adequately protected in all instances. The unauthorized use of the Company's confidential business information could adversely affect the Company.

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

INDUSTRY SPECIFIC REQUIREMENTS

The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from these customers. The Company believes it has adequate reserves for potential credit losses. However, future weakness in the retail golf equipment market may result in delinquent or uncollectible accounts for some of the Company's significant customers. Accordingly, there can be no assurance that the Company's results of operations or cash flows will not be adversely impacted by the failure of its customers to meet their obligations to the Company. Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific retail customers. Issuance of these terms (i.e., greater than 30 days) is dependent on the Company's relationship with the customer and payment history. Payment terms are extended to selected customers typically during off-peak times in the year (i.e., generally the first and fourth quarters). The Company extends payment terms during these times of the year in order to promote the Company's brand name and assure adequate product availability, often to coincide with planned promotions or advertising campaigns. Although a significant amount of the Company's sales are not affected by these terms, the extended terms do have a negative impact on the Company's financial position and liquidity. The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company's financial plans.

In addition to extended payments terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand. The Company's inventory balances were $17,624,000 at June 30, 2000 and $19,101,000 at December 31, 1999. The Company
expects its inventory level to decline by December 31, 2000 from the December 31, 1999 balance, although there can be no assurance that this decline will occur.

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

SHARES ELIGIBLE FOR FUTURE SALE; ISSUANCE OF ADDITIONAL SHARES

Future sales of shares of Common Stock by the Company and its stockholders could adversely affect the prevailing market price of the Common Stock. The Company's directors, officers and certain stockholders, hold an aggregate of 9,993,294 shares of Common Stock as of the date of this quarterly filing which are eligible for sale pursuant to Rule 144 promulgated under the Securities Act of 1933 as amended.

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

RISKS ASSOCIATED WITH ACQUISITIONS

The Company may make acquisitions of complementary services, technologies, product designs or businesses in the future. There can be no assurance that any future acquisition will be completed or that, if completed, any such acquisition will be effectively assimilated into the Company's business. Acquisitions involve numerous risks, including among others, loss of key personnel of the acquired company, the difficulty associated with assimilating the personnel and operations of the acquired company, the potential disruption of the Company's ongoing business, the maintenance of uniform standards, controls procedures and policies, and the impairment of the Company's reputation and relationships with employees and customers. In addition, any future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, and amortization expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, operating results or financial condition.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors and the three underwriters of the Company's initial public offering (IPO) in the United States District Court for the District of Delaware. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO. In particular, the complaints allege that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas. Plaintiffs allege that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) threatened the Company's long term profits. Plaintiffs also allege that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level which had an adverse impact on the Company's sales. On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed. The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. The Company denies the allegations in the complaint and intends to defend it vigorously. On July 5, 2000 the Company filed a motion to dismiss the consolidated, amended complaint.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 3, 2000, the following proposals were adopted by the margin indicated.

1. To elect two directors to serve until the 2003 Annual Meetings of Stockholders.

                                                  Number of Shares
                                             Vote For         Withheld
                                            ----------        --------
         Richard H. Murtland                18,526,507        222,219
         John S. Simpson                    18,551,242        197,484


2. To increase the number of shares available for issuance under Adams Golf's Stock Incentive Plan by 900,000 shares.

                                       Number of Shares
                    Vote For             Vote Against          Abstained
                  ----------           ----------------        ---------
                  18,197,728                 507,031             43,967


3. To ratify the appointment of KPMG LLP as the independent auditors of the Company for the year ending December 31, 2000.

                                       Number of Shares
                    Vote For             Vote Against          Abstained
                  ----------           ----------------        ---------
                  18,597,959                 98,493              52,274

ITEM 6(a).  EXHIBITS

See exhibit index at page 25.

ITEM 6(b).  REPORTS ON FORM 8-K

None.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereonto duly authorized.


                                    ADAMS GOLF, INC.


Date:   August 14, 2000            By: /s/ B. H. (Barney) Adams
                                      ----------------------------------------
                                      B. H. (Barney) Adams, Chairman of the
                                      Board, Chief Executive Officer and
                                      President


Date:   August 14, 2000            By: /s/ Darl P. Hatfield
                                      ----------------------------------------
                                      Darl P. Hatfield,
                                      Senior Vice President - Finance and
                                      Administration and Chief Financial
                                      Officer (Principal Financial Officer)


Date:   August 14, 2000            By: /s/ Gabriel J. Nill
                                      ----------------------------------------
                                      Gabriel J. Nill
                                      Controller and Manager of Financial
                                      Services (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit           Description                                        Location
-------           -----------                                        --------
Exhibit 3.1       Amended and Restated Certificate of                Incorporated by reference to Form S-1
                  Incorporation                                      (Exhibit 3.1)
Exhibit 3.2       Amended and Restated By-laws                       Incorporated by reference to Form S-1
                                                                     (Exhibit 3.2)
Exhibit 4.1       1998 Stock Incentive Plan of the Company           Incorporated by reference to Form S-1
                  dated February 26, 1998                            (Exhibit 4.1)
Exhibit 4.2       1996 Stock Option Plan dated April 10, 1998        Incorporated by reference to Form S-1
                                                                     (Exhibit 4.2)
Exhibit 4.3       Adams Golf, Ltd. 401(k) Retirement Plan            Incorporated by reference to Form S-1
                                                                     (Exhibit 4.4)
Exhibit 4.4       1999 Non-Employee Director Plan of                 Incorporated by reference to the 1999
                  Adams Golf, Inc.                                   Proxy Statement
Exhibit 4.5       1999 Stock Option Plan for Outside                 Incorporated by reference to Form S-8
                  Consultants of Adams Golf, Inc.                    (Exhibit 4.1)
Exhibit 10.1      Agreement between the Company and Nick             Incorporated by reference to Form S-1
                  Faldo, dated April 22, 1998                        (Exhibit 10.1)
Exhibit 10.2      Revolving Credit Agreement dated February
                  26, 1999, between Adams Golf Direct
                  Response, Ltd., Adams Golf, Ltd. and
                  NationsBank of Texas N.A. and related              Incorporated by reference to Form 10-K
                  promissory note and guaranty                       (Exhibit 10.2)
Exhibit 10.3      Commercial Lease Agreement dated
                  December 5, 1997, between Jackson-Shaw             Incorporated by reference to Form S-1
                  Technology Center II, Ltd. and the Company         (Exhibit 10.3)
Exhibit 10.4      Commercial Lease Agreement dated April 6,
                  1998, between Jackson-Shaw Technology              Incorporated by reference to Form S-1
                  Center II, Ltd. and the Company                    (Exhibit 10.4)
Exhibit 10.5      Letter agreement dated April 13, 1998,             Incorporated by reference to Form S-1
                  between the Company and Darl P. Hatfield           (Exhibit 10.5)
Exhibit 10.6      Amendment to Amended and Restated                  Incorporated by reference to Exhibit
                  Revolving Credit Agreement dated                   10.6 to the Quarterly Report on Form
                  August 13, 1999 between Adams Golf Direct          10-Q for the quarter ended June 30,
                  Response, Ltd., Adams Golf, Ltd. and Bank          1999
                  of America, N. A.
Exhibit 10.7      Revolving Credit Agreement between Adams
                  Golf, Ltd. and Legacy Bank                         Included in this filing
Exhibit 11.1      Computation of Earnings Per Share                  Included in this filing
Exhibit 27.1      Financial Data Schedule                            Included in this filing