Form 10-Q
period 2000-09-30
ADAMS GOLF INC
filed 2000-11-14
CIK 1059763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,480,071 on November 14, 2000.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I            FINANCIAL STATEMENTS                                                             Page
                                                                                                   ----
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                      September 30, 2000 (unaudited) and December 31, 1999                           3

                  Unaudited Condensed Consolidated Statements of Operations -
                      Three and nine months ended September 30, 2000 and 1999                        4

                  Unaudited Condensed Consolidated Statement of Stockholders' Equity -
                      Nine months ended September 30, 2000                                           5

                  Unaudited Condensed Consolidated Statements of Cash Flows -
                      Nine months ended September 30, 2000 and 1999                                  6

                  Notes to Unaudited Condensed Consolidated Financial
                      Statements                                                                    7-10

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                          11-21

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        N/A

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                 22

         Item 2.  Changes in Securities and Use of Proceeds                                         N/A

         Item 3.  Defaults Upon Senior Securities                                                   N/A

         Item 4.  Submissions of Matters to a Vote of Security Holders                              N/A

         Item 5.  Other Information                                                                 N/A

         Item 6.  Exhibits and Reports on Form 8-K                                                  22


                        ADAMS GOLF, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                 2000              1999
                                                            --------------     -------------
                                                              (UNAUDITED)
Current assets:
   Cash and cash equivalents ...............................   $  8,347           $  2,786
   Marketable securities (note 2) ..........................     15,954             18,464
   Trade receivables, net of allowance for doubtful accounts
      of $1,945 (unaudited) and $966 in 2000 and 1999,
      respectively .........................................      9,460             11,012
   Inventories (note 3) ....................................     16,531             19,101
   Prepaid expenses ........................................      1,357                884
   Income tax receivable ...................................         --              4,836
   Deferred income tax assets ..............................        999                660
   Other current assets ....................................        471                621
                                                            --------------     -------------
      Total current assets .................................     53,119             58,364

Property and equipment, net ................................      6,312              7,565
Marketable securities (note 2) .............................         --              8,456
Professional services agreement (notes 4 and 10) ...........      7,678              8,438
Other assets, net ..........................................      1,602                387
                                                            --------------     -------------
                                                               $ 68,711           $ 83,210
                                                            ==============     =============


                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................................   $  2,065           $  1,981
   Accrued expenses ........................................      4,031              2,516
                                                            --------------     -------------
      Total current liabilities ............................      6,096              4,497

Deferred income tax liabilities ............................         --                342
Capitalized lease obligation ...............................         82                 --
                                                            --------------     -------------
      Total liabilities ....................................      6,178              4,839
                                                            --------------     -------------

Stockholders' equity:
   Preferred stock, $0.01 par value; authorized 5,000,000
      shares; none issued ..................................         --                 --
   Common stock, $.001 par value; authorized
      50,000,000 shares; 23,137,571 shares issued and
      22,480,071 shares outstanding ........................         23                 23
   Additional paid-in capital ..............................     86,038             85,919
   Common stock subscription ...............................        (22)               (22)
   Deferred compensation ...................................       (366)              (476)
   Accumulated other comprehensive loss ....................       (294)               (44)
   Accumulated deficit .....................................    (19,710)            (3,893)
   Treasury stock, 657,500 shares, at cost .................     (3,136)            (3,136)
                                                            --------------     -------------
      Total stockholders' equity ...........................     62,533             78,371
                                                            --------------     -------------

Contingencies (note 9)
                                                               $ 68,711           $ 83,210
                                                            ==============     =============


See accompanying notes to unaudited condensed consolidated financial statements.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                         Three Months Ended           Nine Months Ended
                                                            September 30,                September 30,
                                                      ------------------------    ------------------------

                                                        2000          1999            2000           1999
                                                      ----------    ----------    ----------    ----------
Net sales ..........................................  $    8,485    $    9,027    $   36,450    $   43,100
Cost of goods sold .................................       4,015         2,673        12,727        13,883
                                                      ----------    ----------    ----------    ----------
        Gross profit ...............................       4,470         6,354        23,723        29,217

Operating expenses:
   Research and development expenses ...............         521           567         1,701         1,548
   Selling and marketing expenses ..................       6,710        10,683        30,107        32,753
   General and administrative expenses:
      Provision for bad debts ......................       1,498           244         2,214           444
      Other ........................................       2,327         2,275         7,781         6,860
                                                      ----------    ----------    ----------    ----------
        Total operating expenses ...................      11,056        13,769        41,803        41,605
                                                      ----------    ----------    ----------    ----------
        Operating loss .............................      (6,586)       (7,415)      (18,080)      (12,388)

Other income (expense):
   Interest income .................................         365           463           987         1,360
   Other income (expense) ..........................          11          (108)          155          (124)
                                                      ----------    ----------    ----------    ----------
        Loss before income taxes ...................      (6,210)       (7,060)      (16,938)      (11,152)

Income tax expense (benefit) .......................          23        (3,224)       (1,121)       (4,912)
                                                      ----------    ----------    ----------    ----------
        Net loss ...................................  $   (6,233)   $   (3,836)   $  (15,817)   $   (6,240)
                                                      ==========    ==========    ==========    ==========

Loss per common share-basic and diluted (note 5) ...  $    (0.28)   $   ( 0.17)   $    (0.70)   $    (0.28)
                                                      ==========    ==========    ==========    ==========



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


                                                   ADAMS GOLF, INC. AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                  NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                              (UNAUDITED)


                                    SHARES OF                     ADDITIONAL         COMMON                    ACCUMULATED OTHER
                                     COMMON         COMMON         PAID-IN           STOCK         DEFERRED      COMPREHENSIVE
                                      STOCK         STOCK          CAPITAL        SUBSCRIPTION   COMPENSATION        LOSS
                                      -----         -----          -------        ------------   ------------        ----
Balance, December 31, 1999 ...     23,137,571    $      23        $ 85,919        $   (22)         $ (476)        $   (44)

Comprehensive income (loss):
   Net loss ..................           --             --             --              --              --              --
   Other comprehensive
   income (loss):
     Unrealized gain on
       marketable securities .           --             --             --              --              --              29
     Foreign currency translation        --             --             --              --              --            (279)

Comprehensive loss ...........           --             --             --              --              --              --

Stock option forfeiture ......           --             --             (52)            --               52             --
Issuance of stock options ....           --             --             171             --             (171)            --
Amortization of deferred
  compensation ...............           --             --             --              --              229             --

                                  ------------   ------------    ------------    ------------    ------------    ------------
Balance, September 30, 2000 ..     23,137,571    $      23        $ 86,038       $    (22)         $  (366)       $  (294)
                                  ============   ============    ============    ============    ============    ============

                                                                   COST OF          TOTAL
                                   ACCUMULATED   COMPREHENSIVE     TREASURY      STOCKHOLDERS'
                                     DEFICIT          LOSS          STOCK          EQUITY
                                     -------          ----          -----          ------

Balance, December 31, 1999 ...    $    (3,893)   $      --        $ (3,136)      $ 78,371

Comprehensive income (loss):
   Net loss ..................        (15,817)     (15,817)            --         (15,817)
   Other comprehensive
   income (loss):
     Unrealized gain on
       marketable securities .           --             29             --              29
     Foreign currency translation        --           (279)                          (279)
                                                 ------------
Comprehensive loss ...........           --      $ (16,067)            --              --
                                                 ============
Stock option forfeiture ......           --                            --              --
Issuance of stock options ....           --                            --              --
Amortization of deferred
  compensation ...............           --                            --             229
                                  ------------                   ------------    ------------
Balance, September 30, 2000 ..    $   (19,710)                    $ (3,136)      $ 62,533
                                  ============                   ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                                   ADAMS GOLF, INC. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)

                                              (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                         -------------------------
                                                             2000          1999
                                                         ----------    -----------
Cash flows from operating activities:
   Net loss ..........................................   $  (15,817)   $   (6,240)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization of property and
        equipment and intangible assets ..............        2,957         2,411
      Amortization of deferred compensation ..........          229           145
      Deferred income taxes ..........................       (1,144)        1,278
      Allowance for doubtful accounts ................          979           (84)
      Changes in assets and liabilities:
        Trade receivables ............................          573        (6,920)
        Inventories ..................................        2,570        (4,932)
        Prepaid expenses .............................         (473)         (126)
        Income tax receivable ........................        4,836        (2,415)
        Other current assets .........................          150           105
        Other assets .................................       (1,233)         (235)
        Accounts payable .............................           84         1,009
        Accrued expenses .............................        1,455          (593)
                                                         ----------    -----------
           Net cash used in operating activities .....       (4,834)      (16,597)
                                                         ----------    -----------
Cash flows from investing activities:
   Purchase of equipment .............................         (614)       (2,163)
   Purchases of marketable securities ................       (9,047)      (33,688)
   Maturities of marketable securities ...............       14,100         7,333
   Sales of marketable securities ....................        5,999        31,201
                                                         ----------    -----------
           Net cash provided by investing
             activities ..............................       10,438         2,683
                                                         ----------    -----------
Cash flows from financing activities:
      Repayment of note  payable to shareholder ......         --            (175)
      Principal payments under capital lease
      obligation .....................................          (43)         --
      Issuance of common stock .......................         --               2
                                                         ----------    -----------
           Net cash used in financing
             activities ..............................          (43)         (173)
                                                         ----------    -----------
Net increase (decrease) in cash and cash
      equivalents ....................................        5,561       (14,087)
Cash and cash equivalents at beginning of period .....        2,786        23,688
                                                         ----------    -----------
Cash and cash equivalents at end of period ...........   $    8,347    $    9,601
                                                         ==========    ===========
Supplemental disclosure of cash flow information:
   Interest paid .....................................   $        9    $       33
                                                         ==========    ===========
   Income taxes paid .................................   $       23    $       26
                                                         ==========    ===========
Supplemental disclosure of non-cash investing and
   financing activities:
     Equipment financed with capital lease ...........   $      186    $     --
                                                         ==========    ===========
     Tax benefit from exercise of stock options ......   $     --      $      772
                                                         ==========    ===========

                   See accompanying notes to unaudited condensed
                       consolidated financial statements.

                        ADAMS GOLF, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Adams Golf, Inc. (the "Company") for the three and nine month periods ended September 30, 2000 and 1999 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's 1999 Annual Report on Form 10-K filed with the SEC on March 28, 2000.

The Company, founded in 1987, designs, manufactures, markets, and distributes premium quality, technologically innovative golf clubs and provides custom golf club fitting technology. The Company's primary products are fairway woods, drivers and irons that are marketed under the trademarks "Tight Lies," "Tight Lies 2" and "SC Series".

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

Marketable securities consist of the following (in thousands):

                                                                SEPTEMBER 30, 2000
                                                                    (UNAUDITED)
                                              -------------------------------------------------------
                                                                    UNREALIZED            FAIR
                                                    COST              LOSSES              VALUE
                                              ----------------    ----------------   ----------------

Commercial paper                              $       3,474       $          (1)     $       3,473

Governmental bonds                                   10,500                 (19)            10,481

Corporate bonds                                       2,000                   -              2,000
                                              ----------------    ----------------   ----------------
                                              $      15,974       $         (20)     $      15,954

Less current amounts                                (15,974)                 20            (15,954)
                                              ----------------    ----------------   ----------------
Long-term marketable securities               $           -       $           -      $           -
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
                                              ================    ================   ================

During the nine months ended September 30, 2000, there were approximately $14,100,000 in proceeds received from maturities of available-for-sale securities, and $9,047,000 in purchases of securities. In addition, there were approximately $5,999,000 in proceeds received from sales of available-for-sale securities which included realized gains of approximately $79,000 and realized losses of approximately $67,000 using the specific identification method. All marketable securities mature within one year from September 30, 2000.

3.       INVENTORIES

Inventories consist of the following (in thousands):

                                                        SEPTEMBER 30,         DECEMBER 31,
                                                            2000                  1999
                                                        -------------         ------------
                                                         (UNAUDITED)

         Finished goods                                    $ 5,532               $ 6,208
         Component parts                                    10,999                12,893
                                                           -------               -------
                                                           $16,531               $19,101
                                                           =======               =======

4.       PROFESSIONAL SERVICES AGREEMENT

The professional services agreement consists of a contract entered into by Adams Golf, Ltd. and Nicholas A. Faldo ("Faldo"), a professional golfer, which provides for Faldo's endorsement and use of the Company's products, as well as the design, development and testing of new technologies and products. As consideration for such services, Faldo received 900,000 shares of the Company's common stock, which were valued at the fair market value of the stock ($11.25 per share) as of May 1, 1998, the effective date of the agreement. The value of the stock has been amortized over a ten year period. Subsequent to September 30, 2000, Adams Golf, Ltd. announced that Faldo was in material breach of his contract (see note 10). As a result, Adams Golf, Ltd. believes that it will no longer realize benefits from this agreement and, accordingly, expects to write-off the remaining unamortized portion of the professional service agreement in the fourth quarter of 2000.

5.       LOSS PER COMMON SHARE

The weighted average common shares used for determining basic and diluted
(loss) per common share were 22,480,071 for the three months ended September 30, 2000 and 1999, and 22,480,071 and 22,479,862 for the nine months ended
September 30, 2000 and 1999, respectively. The effect of stock options in 2000 and 1999 was antidilutive.

6.       GEOGRAPHIC SEGMENT AND DATA

The Company generates substantially all revenues from the design, manufacturing, marketing and distribution of premium quality, technologically innovative golf clubs. The Company's products are distributed in both domestic and international markets. Net sales for these markets consisted of the following (in thousands):

                                THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                           -----------------------------------------    ------------------------------------------
                                   2000                   1999                2000                     1999
                           -----------------      ------------------    ------------------      ------------------
                                        (UNAUDITED)                                    (UNAUDITED)

  United States             $     6,928            $     7,416          $     30,769            $     36,894
  Rest of World                   1,557                  1,611                 5,681                   6,206
                           -----------------      ------------------    ------------------      ------------------
                            $     8,485            $     9,027          $     36,450            $     43,100
                           =================      ==================    ==================      ==================

7.       INCOME TAXES

In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through September 30, 2000 will be realized. Accordingly, the Company has recognized a valuation allowance to reduce the net deferred tax asset to an amount that management believes will more likely than not be realized.

8.       NEW ACCOUNTING PRONOUNCEMENTS

The Company is assessing the reporting and disclosure requirements of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement was amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF SFAS NO. 133 and SFAS No. 138, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES AN AMENDMENT OF SFAS NO. 133 and will be effective for financial statements for fiscal years beginning after June 15, 2000. The Company believes SFAS No. 133 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SFAS No. 133 in the first quarter of 2001.

In July 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-10 (EITF 00-10), ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS, which establishes standards for how companies should account for shipping and handling fees billed to customers and the costs incurred by companies that sell goods. The consensus reached was that all amounts billed to a customer should be classified as revenue. No consensus was reached on classification of costs, rather the EITF reinforced the requirement to disclose the policy for accumulating and classifying shipping and handling costs. This consensus must be applied no later than the fourth quarter of 2000. The Company will adopt the provisions of this concensus in the fourth quarter of 2000 and does not expect a material effect on the financial statements.

9.       CONTINGENCIES

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court for the District of Delaware. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO. In particular, the complaints allege that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas. Plaintiffs contend that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) allegedly threatened the Company's long term profits. Plaintiffs also allege that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales, and which the prospectus failed to dislose. On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed. The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. On July 5, 2000 the Company filed a motion to dismiss the consolidated, amended complaint. The motion is now fully briefed and under submission with the court. The Company denies the allegations in the complaint and intends to defend it vigorously.

The Company maintains directors' and officers' and corporate liability insurance to cover risks associated with these securities claims filed against the Company or its directors and officers.

At this time it is not possible to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, that the Company might incur in connection with such actions. The Company is also not able to estimate the amount, if any, of reimbursements that it would receive from insurance policies should damages with respect to the above actions be incurred.

10.      SUBSEQUENT EVENT

On November 6, 2000, Adams Golf, Ltd. announced that Nicholas A. Faldo was in material breach of his contract as a result of declining to use certain products sold by the Company. Accordingly, Adams Golf, Ltd. ceased making payments under the agreement that required royalty payments of 5% of net sales outside the U.S., with minimum annual amounts of $1,875,000 in 2000, increasing to $4,000,000 in 2004. Although Mr. Faldo has not filed suit against the Company as result of these actions, we believe that it is reasonably likely that he will do so. A claim from Mr. Faldo could require us to spend significant time and money in litigation. As a result, the cessation of this relationship with Mr. Faldo could have a material adverse effect on the Company's business, operating results or financial conditions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999.

OVERVIEW

The Company designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs. Founded in 1987, the Company operated initially as a components supplier and contract manufacturer. Thereafter, the Company established its custom fitting operation, which currently services a network of over 160 certified custom fitting accounts. The Company currently offers a variety of golf equipment products primarily in the fairway wood, driver, and iron categories. These products are marketed primarily under the names Tight Lies, Tight Lies 2 and Tight Lies Tour in the fairway wood category, SC Series and Tight Lies 2 in the driver category, and mostly recently Tight Lies GT in the iron category.

The Company's net sales are primarily derived from sales to on and off course golf shops and selected sporting goods retailers and, to a lesser extent, international distributors, and the Company's custom fitting accounts. No assurances can be given that demand for the Company's current products or the introduction of new products will allow the Company to achieve historical levels of sales in the future.

The Company does not currently manufacture the components required to assemble its golf clubs, relying instead on various component suppliers. Golf club components are generally available from multiple suppliers. Currently, however, certain components for the SC Series driver, the Tight Lies 2 line and the Tight Lies GT irons are produced by single suppliers. Costs of the Company's clubs consist primarily of component parts, including the head, shaft and grip. To a lesser extent, the Company's cost of goods sold includes labor and occupancy costs in connection with the inspection, testing and assembly of component parts at its facility in Plano, Texas.

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

                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                              ----------------------------       ------------------------------

                                                  2000           1999                 2000            1999
                                              ------------    ------------       -------------    -------------

Net sales                                         100.0%           100.0%             100.0%            100.0%
Cost of goods sold                                 47.3             29.6               34.9              32.2
                                              ------------    ------------       -------------    -------------
     Gross profit                                  52.7             70.4               65.1              67.8
Operating expenses:
       Research and development expenses            6.1              6.3                4.7               3.6
       Sales and marketing expenses                79.1            118.3               82.6              76.0
       General and administrative expenses:
            Provision for bad debts                17.7              2.7                6.1               1.0
            Other                                  27.4             25.2               21.3              15.9
                                              ------------    ------------       -------------    -------------
            Total operating expenses              130.3            152.5              114.7              96.5
                                              ------------    ------------       -------------    -------------
     Operating loss                               (77.6)           (82.1)             (49.6)            (28.7)
Interest income                                     4.3              5.1                2.7               3.1
Other income (expense)                              0.1             (1.2)               0.4              (0.3)
                                              ------------    ------------       -------------    -------------
     Loss before income taxes                     (73.2)           (78.2)             (46.5)            (25.9)
Income tax expense (benefit)                        0.3            (35.7)              (3.1)            (11.4)
                                              ------------    ------------       -------------    -------------
Net loss                                          (73.5)           (42.5)             (43.4)            (14.5)
                                              ============    ============       =============    =============

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net sales decreased to $8.5 million for the three months ended September 30, 2000 from $9.0 million for the comparable period of 1999. The decrease was primarily attributable to a lower volume of SC drivers being sold in 2000 due to initial introduction of the product in 1999. Net sales of SC drivers for the three months ended September 30, 2000 were $1.1 million compared to $3.0 million for the comparable period in 1999. In addition, net sales of the Tight Lies 2 driver, which began selling in October, 1999, were $0.7 million for the three month period ended September 30, 2000. Net sales of fairway woods were $6.1 million or 72.1% of net sales for the three months ended September 30, 2000 as compared to $5.5 million or 60.9% of net sales for the three months ended September 30, 1999. Net sales of the Company's products outside the U.S. remained unchanged at $1.6 million for the three months ended September 30, 2000 as compared to the same period in 1999, but increased as a percentage of net sales to 18.4% from 17.8%, respectively.

Cost of goods sold increased to $4.0 million for the three months ended September 30, 2000 from $2.7 million for the comparable period of 1999, and increased as a percentage of net sales to 47.3% from 29.6%, respectively. The increase as a percentage of net sales is primarily attributable to reduction in the suggested retail selling price of the SC drivers and original Tight Lies which became effective on May 1, 2000 and July 1, 2000, respectively. With respect to cost of goods sold as a percentage of net sales, the Company anticipates that this percentage will remain at higher levels than experienced in previous quarters as the Company's sales are expected to migrate toward higher cost products that incorporate new technologies and as the Company begins to sell iron sets which generally deliver a lower gross profit than the wood category.

Operating expenses are comprised primarily of selling and marketing expenses, general and administrative expenses, and, to a lesser extent, research and development expenses. Selling and marketing expenses decreased to $6.7 million for the three months ended September 30, 2000 from $10.7 million for the comparable period of 1999. The decrease is primarily a result of reduced advertising costs of $4.1 million associated with television and print media. During the three months ended September 30, 1999, the Company utilized these mediums extensively to promote the introduction of the SC driver. The Company anticipates continued reductions in advertising in future periods, but not to the magnitude experienced during the current comparative three month period. In addition, the decrease is attributed to a $0.5 million creative costs expensed in the comparable period in 1999 associated with certain infomercials. The reduction in these expense categories was partially offset by an increase of $0.4 million associated with the operation of the Company's subsidiaries in the United Kingdom and Japan, $0.1 million of costs related to the establishment of an agency relationship in Canada, and sales promotion expenses of $0.3 million. In addition, the selling and marketing category includes minimum royalty expense under a contract with Nicholas A. Faldo in the amount of $0.5 million and $0.4 million for three month periods ending September 30, 2000 and 1999, respectively. On November 6, 2000 Adams Golf,
Ltd. announced that Mr. Faldo was in material breach of his contract. Accordingly, the Company does not expect to incur royalty expense related to this contract beyond October 2000.

General and administrative expenses, including provisions for bad debts, increased to $3.8 million or 45.1% of net sales, for the three months ended September 30, 2000 from $2.5 million or 27.9% of net sales for the comparable period ended September 30, 1999. The increase is primarily attributable to an increase in the provision for bad debts resulting from a general downturn in golf equipment retailers and the attendant bankruptcies and financial difficulties experienced by certain customers.

Research and development expenses, primarily consisting of costs associated with development of new products, for the three months ended September 30, 2000 was $ 0.5 million compared to $0.6 million for the same period in 1999, and decreased as a percentage of net sales to 6.1% from 6.3%. In addition, research and development expense includes amortization of compensation resulting from stock granted to Nicholas A. Faldo in accordance with the terms of his professional services agreement. The impact of the amortization is $0.3 million in each of the three month periods ended September 30, 2000 and 1999, respectively. As Adams Golf, Ltd. has announced that Mr. Faldo is in material breach of his contract, it is expected that the remaining unamortized compensation associated with the professional services agreement of $7.7 million will be written-off in the fourth quarter of the year ended December 31, 2000.

As a result of the above, the Company had an operating loss of $6.6 million for the three months ended September 30, 2000 compared to $7.4 million for the comparable period of 1999.

The Company has established a deferred tax valuation allowance of $5.0 million at September 30, 2000. The effective tax rate for the third quarter of 2000 was impacted by a valuation allowance recorded to reduce net deferred tax assets to an amount the Company believes is more likely than not to be recoverable from taxable income expected to be generated during the NOL carryforward period.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net sales decreased to $36.5 million for the nine months ended September 30, 2000 from $43.1 million for the comparable period of 1999. The decrease was primarily attributable to a lower volume of SC Series drivers being sold in 2000 due to initial sell-in of product occurring in the second quarter of 1999. Net sales of the SC drivers for the nine months ended September 30, 2000 were $4.1 million or 11.3% of net sales as compared to $16.2 million or 37.6% of net sales for the nine months ended September 30, 1999. In addition, net sales of the Tight Lies 2 driver which began selling in October, 1999, were $4.6 million for the nine month period ended September 30, 2000. Net sales of fairway woods were $27.1 million, or 74.4% of net sales, for the nine months ended September 30, 2000 compared to $25.6 million, or 59.4% of net sales, for the nine months ended September 30, 1999. The increase in sales of fairway woods is primarily the result of the expansion of the Tight Lies 2 line coupled with the reduction in the wholesale selling price of the Original Tight Lies line resulting in increased volume. Net sales of the Company's products outside the U.S. decreased to $5.7 million for the nine months ended September 30, 2000 from $6.2 million for the nine months ended September 30, 1999, but increased as a percentage of net sales to 15.6% from 14.4%, respectively.

Cost of goods sold decreased to $12.7 million for the nine months ended September 30, 2000 from $13.9 million for the comparable period of 1999, and increased as a percentage of net sales to 34.9% from 32.2%, respectively. The increase in cost of goods sold as a percentage of net sales is primarily attributable to the overall reduction in the wholesale selling price of the Original Tight Lies line of fairway woods coupled with a similar reduction for the SC driver. The effect of these price reductions negatively impacted cost of goods sold as a percentage of net sales by approximately 1.2%. In connection with the sales program for the SC driver, the Company provided one additional SC driver for every four units which retailers had in inventory at the time of the change in price. The cost of this program was charged to cost of goods sold, and approximated 1.5% of net sales for the nine months ended September 30, 2000. With respect to cost of goods sold as a percentage of net sales, the Company anticipates that this percentage will continue to increase in future periods as the Company sales are expected to migrate toward higher cost products that incorporate new technologies and the Company begins to sell iron sets which generally have lower per unit selling prices when compared to fairway woods and drivers.

Selling and marketing expenses decreased to $30.1 million for the nine months ended September 30, 2000 from $32.8 million for the comparable period of 1999, primarily as a result a decrease in advertising costs of $7.4 million resulting from reduced spending related to television and print media. During the nine months ended September 30, 1999, the Company advertised extensively utilizing both television and print media in order to promote the introduction of the SC driver and to promote sell-through of the Tight Lies fairway woods at retailers. The decrease in advertising expense was partially offset by additional payroll costs of $1.1 million, $1.1 million of sales promotion expense primarily related to the introduction of new products, $2.1 million associated with operating costs of the Company's subsidiaries in the United Kingdom and Japan, and a $0.5 million increase in tour player endorsement expense. In addition, for the nine month period ended September 30, 2000 and 1999, selling and marketing expense included royalties of approximately $1.6 million and $1.9 million, respectively. The decrease in royalties expense is due primarily to reduced royalties relating to infomercial contracts partially offset by an increase in the minimum royalties owed to Nicholas A. Faldo in accordance with his professional services agreement amounting to $1.4 million and $1.1 for the nine month periods ending September 30, 2000 and 1999, respectively. As Adams Golf, Ltd. has announced that Mr. Faldo is in material breach of his contract, the Company does not expect to incur such royalty expense beyond October 2000.

General and administrative expenses, including provisions for bad debts, increased to $10.0 million for the nine months ended September 30, 2000 from $7.3 million for the comparable period in 1999, primarily due to a $1.0 million increase in operating costs associated with the Company's subsidiaries in the United Kingdom and Japan and a $1.8 million increase in the provision for bad debts resulting from certain customers declaring bankruptcy and others experiencing increased financial difficulty.

Research and development expenses for the nine months ended September 30, 2000 increased to $1.7 million compared to $1.5 million for the same period in 1999, and increased as a percentage of net sales to 4.7% from 3.6%. Research and development expense includes amortization of compensation resulting from stock granted to Nicholas A. Faldo in accordance with the terms of his professional services agreement. The impact of the amortization is $0.8 million in each of the nine month periods ending September 30, 2000 and 1999, respectively. As Adams Golf, Ltd. has announced that Mr. Faldo is in material breach of his contract, the remaining unamortized compensation associated with the professional services agreement of $7.7 million is expected to be written off in the fourth quarter of the year ended December 31, 2000.

As a result of the above, the Company had an operating loss of $18.1 million for the nine months ended September 30, 2000 compared to $12.4 million for the comparable period of 1999.

The effective tax rate for the nine months ended September 30, 2000 was 6.6% compared to 44.0% for the comparable period in the prior year. The effective tax rate for the second and third quarters of 2000 was impacted by a valuation allowance of $5.0 million recorded to reduce net deferred tax assets to an amount the Company believes is more likely than not to be recoverable from taxable income expected to be generated during the NOL carryforward period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $8.3 million at September 30, 2000 from $2.8 million at December 31, 1999. During the period approximately $4.8 million was used in operations primarily the result of the net loss of $15.8 million for the nine months ended September 30, 2000 and partially offset by a $0.6 million decrease in trade receivables, the receipt of a $4.8 million tax refund, a $2.6 million reduction of inventories, and a $1.5 million increase in accounts payable and accrued liabilities primarily attributable to advertising expenditures.

Cash provided by investing activities of $10.4 million for the nine months ended September 30, 2000 is primarily related to sales and maturities of marketable securities of $6.0 million and $14.1 million, respectively, offset by purchases of marketable securities of $9.0 million and equipment of $0.6 million in the ordinary course of business.

Working capital approximated $47.0 million at September 30, 2000 compared to $53.9 million at December 31, 1999.

On June 30, 2000, the Company executed a $5.0 million revolving credit facility, which expires on June 1, 2001. The revolving credit facility is secured by certain of the Company's accounts receivable and finished goods inventories. The Company had no outstanding borrowings under this facility or a previous revolving credit facility which expired May 31, 2000. Borrowings under the Company's revolving credit facility agreement bear interest at the bank's prime rate.

The Company expects to meet future liquidity requirements through cash flows generated from operations and cash reserves and maturities or sales of marketable securities and its credit facility. It is anticipated that operating cash flows and current cash reserves will also fund capital expenditure programs. These capital expenditure programs can be suspended or delayed at any time with minimal disruption to the Company's operations if cash is needed in other areas of the Company's operations. In addition, cash flows from operations will be utilized to support purchasing of component parts for new product introductions in the remainder of 2000 and the first quarter of 2001. It is anticipated that cash requirements to support the proposed purchasing efforts will be at increased levels in the future as compared to historical trends as the Company has introduced new technologies which results in higher component costs and has entered new equipment categories including the recent introduction of irons. With regard to advertising efforts, the Company anticipates requiring less cash flow to support discretionary programs as the Company continues to reduce its expenditures in this category as compared to historical trends. The expected operating cash flow, current cash reserves and the Company's credit facility are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

During the past two years the Company has experienced declining sales and increasing operating losses. Should this trend continue, it may be necessary to secure additional financing to continue operations. There can be no assurance that any additional financing will be available on acceptable terms. Should the Company be unable to obtain additional financing, it may be required to halt capital expenditure programs, reduce costs associated with its current infrastructure, and decrease the level of expenditures necessary to support marketing efforts and advertising campaigns.

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months. Cash requirements beyond twelve months are dependent on the Company's ability to introduce products which gain market acceptance and manage working capital requirements.

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

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS; UNCERTAIN CONSUMER ACCEPTANCE

Through the third quarter of 2000, the Company's net sales were derived primarily from the sale of fairway woods (original Tight Lies and Tight Lies
2), Tight Lies 2 and SC Series drivers, and to a much lesser extent Faldo Series wedges. During the nine months ended September 30, 2000, the Company's fairway woods represented 74.4% of net sales whereas, for the nine months ended September 30, 1999, the Company's fairway woods represented 59.4% of net sales. To date, although certain of the Company's new product introductions have experienced modest success, we continue to be heavily dependent on sales of our Tight Lies and Tight Lies 2 fairway woods. The Company's ultimate success depends, in large part, on its ability to successfully develop and introduce new products accepted in the marketplace. Management believes that the Company is particularly dependent on the success of the recently introduced line of Tight Lies GT irons. Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection. No assurance can be given that current products (including the Tight Lies GT irons) will increase in consumer acceptance or that the Company will be able to design, manufacture and introduce new products that will meet with market acceptance. Failure by the Company to identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company's future growth and profitability. Additionally, successful technologies, designs and product concepts are likely to be copied by competitors. Accordingly, the Company's operating results could fluctuate as a result of the amount, timing and market acceptance of new product introductions by the Company or its competitors. The design of new golf clubs is also greatly influenced by the rules and interpretations of the USGA. Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, the Company believes that it is critical for its future success that new clubs introduced by the Company comply with USGA standards.

LIMITED HISTORY OF PROFITABILITY

The Company has a limited history of profitability. Although the Company generated net income during the years ended December 31, 1996 and December 31, 1998, it has historically experienced net losses from operations. During the year ended December 31, 1999 and for the nine month period ended September 30, 2000, the Company has experienced declining sales and increasing operating losses. There can be no assurance that the Company will be able to achieve or sustain profitability on a quarterly or annual basis in the future.

COMPETITION

The market for golf clubs is highly competitive. The Company competes with a number of established golf club manufacturers, some of which have greater financial and other resources. The Company's competitors include Callaway Golf Company, Adidas-Salomon AG (Taylor Made), Fortune Brands, Inc. (Titleist and Cobra) and Orlimar Golf Company, among others. The Company competes primarily on the basis of performance, brand name recognition, quality and price. The Company believes that its ability to market its products through multiple distribution channels, including on- and off-course golf shops and selected sporting goods retailers is important to the manner in which the Company competes. The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors, including, among others, advertising, media, promotions and product endorsements. These preferences may also be subject to rapid and unanticipated changes. The Company could face substantial competition from existing or new competitors that introduce and successfully promote golf clubs that achieve market acceptance. Such competition could result in significant price erosion or increased promotional expenditures, either of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that Adams Golf will be able to compete successfully against current and future sources of competition or that its business, operating results or financial condition will not be adversely affected by increased competition in the markets in which it operates. The golf club industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts. Due to the success of the Tight Lies fairway woods, the Company has experienced several competitors introducing products similar to the Tight Lies fairway woods. The Company may face competition from manufacturers introducing other new or innovative products or successfully promoting golf clubs that achieve market acceptance. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and the Company's image and could have a material adverse effect on the Company's business, results of operations, financial position or liquidity.

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

The Company has entered into endorsement arrangements with certain members of the PGA Tour and the Senior PGA Tour, including Tom Watson. As is typical in the golf industry generally, the agreements with these professional golfers do not necessarily require that they use our golf clubs at all times during the terms thereof, including, in certain circumstances, at times when the Company is required to make payments to them. The failure of certain of these individuals to use the Company's products on one or more occasions has resulted in negative publicity involving the Company. No assurance can be given that the Company's business would not be adversely affected in a material way by such further publicity or by the failure of its professional endorsers to carry and use its products.

HISTORICAL DEPENDENCE ON TELEVISION ADVERTISING

Over the past two years, the Company has significantly increased its use of traditional image-based advertising with a steady migration away from its original infomercial based approach. Sales of the Company's product at the retail level has been, and may continue to be, highly dependent on the success of the Company's traditional image-based approach. The Company believes that its current television advertising strategy, like other advertising campaigns, will reach a point of diminishing return and will therefore need continued modification. No assurance can be given that another advertising strategy can be timely developed or that, if developed, such alternative strategy will achieve the same level of success as that previously enjoyed by the Company's original or current advertising strategy. A decline in effectiveness of the Company's marketing strategy could have a material adverse effect on the Company's business, operating results or financial condition.

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

PRODUCT WARRANTIES

The Company supports all of its golf clubs with a limited one year product warranty on all its current products with the exception of the newly introduced GT shaft included in the Tight Lies GT irons which carries a five year warranty on defects in quality and workmanship. The Company monitors closely the level and nature of warranty claims and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market. Significant increases in the incidence of such claims may adversely affect the Company's sales and image with golfers. The Company establishes a reserve for warranty claims which it believes is sufficient to meet future claims. However, there can be no assurance that these reserves will be sufficient if the Company were to experience an unusually high incidence of problems with its products.

CERTAIN RISKS OF CONDUCTING BUSINESS ABROAD

The Company imports a significant portion of its component parts, including heads, shafts, headcovers and grips, from companies in Taiwan, China, and Mexico. In addition, the Company sells its products to certain distributors located outside of the United States. The Company's international business is currently centered in Canada, Japan and the United Kingdom. The Company's business is subject to the risks generally associated with doing business abroad, such as foreign government regulations, foreign consumer preferences, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and exchange rates in countries in which the Company purchases components or sells its products.

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

The Company attempts to maintain the secrecy of its confidential business information including the practice of having prospective vendors and suppliers sign confidentiality agreements. No assurance can be given that the Company's confidential business information will be adequately protected in all instances. The unauthorized use of the Company's confidential business information could adversely affect the Company

UNAUTHORIZED DISTRIBUTION AND COUNTERFEIT CLUBS

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

INDUSTRY SPECIFIC REQUIREMENTS

The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from these customers. The Company believes it has adequate reserves for potential credit losses. However, because the Company has recently experienced an increase in bankruptcies and financial difficulties of certain of its customers, this trend my result in additional delinquent or uncollectible accounts for some of the Company's significant customers. Accordingly, there can be no assurance that the Company's results of operations or cash flows will not be adversely impacted by the failure of its customers to meet their obligations to the Company. Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific retail customers. Issuance of these terms (i.e., greater than 30 days) is dependent on the Company's relationship with the customer and payment history. Payment terms are extended to selected customers typically during off-peak times in the year (i.e., generally the first and fourth quarters). The Company extends payment terms during these times of the year in order to promote the Company's brand name and assure adequate product availability, often to coincide with planned promotions or advertising campaigns. Although a significant amount of the Company's sales are not affected by these terms, the extended terms do have a negative impact on the Company's financial position and liquidity. The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company's financial plans.

In addition to extended payments terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand. The Company's inventory balances were $16,531,000 at September 30, 2000 and $19,101,000 at December 31, 1999. The
Company expects its inventory level at December 31, 2000 to remain at a lower amount as compared to the December 31, 1999 balance, although there can be no assurance that this decline will remain at its current magnitude.

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

TERMINATION OF FALDO CONTRACT

In May 1998, Adams Golf, Ltd. entered into an agreement with Nicholas A. Faldo. The agreement provided that Mr. Faldo provide a variety of services to Adams Golf, Ltd. including endorsement and use of certain of Adams Golf, Ltd.'s products. This agreement required Adams Golf, Ltd. to make certain payments to Mr. Faldo, whether or not his endorsement results in increased sales of Adams Golf, Ltd.'s products. Specifically, Mr. Faldo was entitled to receive a royalty of 5% of the net sales price of all Adams golf clubs (other than certain specialty items for which the royalty equals 10% of the net sales price) sold outside the U.S. throughout the term of the agreement. The agreement provided for a minimum royalty of $1.875 million in 2000 escalating to $4.0 million, for the years 2004 through 2008. From 2009 through 2014, the minimum royalty was $1.5 million, as adjusted for changes in the consumer price index. After 2014, the agreement did not provide for a minimum royalty. On November 6, 2000 Adams Golf, Ltd. announced that Mr. Faldo was in material breach of this contract and has ceased making all royalty payments. Although Mr. Faldo has not filed suit against the Company as result of these actions, we believe that it is reasonably likely that he will do so. A claim from Mr.
Faldo could require us to spend significant time and money in litigation. As a result, the cessation of this relationship with Mr. Faldo could have a material adverse effect on the Company's business, operating results or financial conditions.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "expect" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, product development; product introductions; market demand and acceptance of products; the impact of changing economic conditions; business conditions in the golf industry; reliance on third parties including suppliers; the impact of market peers and their products; the actions of competitors, including pricing, advertising and product development; risks concerning future technology; and one-time events and other factors detailed in this report under "Business Risks". Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these or any other risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors and the three underwriters of the Company's initial public offering (IPO) in the United States District Court for the District of Delaware. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO. In particular, the complaints allege that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas. Plaintiffs contend that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) allegedly threatened the Company's long term profits. Plaintiffs also allege that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level which had an adverse impact on the Company's sales, and which the prospectus failed to disclose. On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed. The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. On July 5, 2000 the Company filed a motion to dismiss the consolidated, amended complaint. The motion is now fully briefed and under submission with the court. The Company denies the allegations in the complaint and intends to defend it vigorously.

The Company maintains directors' and officers' and corporate liability insurance to cover risks associated with these securities claims filed against the Company or its directors and officers.

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


                                    ADAMS GOLF, INC.


Date:  November 14, 2000   By: /s/ B. H. (Barney) Adams
                              --------------------------------------------------
                              B. H. (Barney) Adams, Chairman of the Board and Chief Executive Officer


Date:  November 14, 2000   By: /s/ Darl P. Hatfield
                              --------------------------------------------------
                              Darl P. Hatfield,
                              Senior Vice President - Finance and Administration and Chief Financial Officer (Principal Financial Officer)


Date:  November 14, 2000   By: /s/ Gabriel J. Nill
                              --------------------------------------------------
                              Gabriel J. Nill
                              Controller and Manager of Financial Services
                              (Principal Accounting Officer)

                                                EXHIBIT INDEX


Exhibit           Description                                        Location
-------           -----------                                        --------

Exhibit 3.1       Amended and Restated Certificate of                Incorporated by reference to Form S-1
                  Incorporation                                      (Exhibit 3.1)
Exhibit 3.2       Amended and Restated By-laws                       Incorporated by reference to Form S-1
                                                                     (Exhibit 3.2)
Exhibit 4.1       1998 Stock Incentive Plan of the Company           Incorporated by reference to Form S-1
                  dated February 26, 1998                            (Exhibit 4.1)
Exhibit 4.2       1996 Stock Option Plan dated April 10, 1998        Incorporated by reference to Form S-1
                                                                     (Exhibit 4.2)
Exhibit 4.3       Adams Golf, Ltd. 401(k) Retirement Plan            Incorporated by reference to Form S-1
                                                                     (Exhibit 4.4)
Exhibit 4.4       1999 Non-Employee Director Plan of                 Incorporated by reference to the 1999
                  Adams Golf, Inc.                                   Proxy Statement
Exhibit 4.5       1999 Stock Option Plan for Outside                 Incorporated by reference to Form S-8
                  Consultants of Adams Golf, Inc.                    (Exhibit 4.1)
Exhibit 10.1      Agreement between the Company and Nick             Incorporated by reference to Form S-1
                  Faldo, dated April 22, 1998                        (Exhibit 10.1)
Exhibit 10.2      Revolving Credit Agreement dated February
                  26, 1999, between Adams Golf Direct
                  Response, Ltd., Adams Golf, Ltd. and
                  NationsBank of Texas N.A. and related              Incorporated by reference to Form 10-K
                  promissory note and guaranty                       (Exhibit 10.2)
Exhibit 10.3      Commercial Lease Agreement dated
                  December 5, 1997, between Jackson-Shaw             Incorporated by reference to Form S-1
                  Technology Center II, Ltd. and the Company         (Exhibit 10.3)
Exhibit 10.4      Commercial Lease Agreement dated April 6,
                  1998, between Jackson-Shaw Technology              Incorporated by reference to Form S-1
                  Center II, Ltd. and the Company                    (Exhibit 10.4)
Exhibit 10.5      Letter agreement dated April 13, 1998,             Incorporated by reference to Form S-1
                  between the Company and Darl P. Hatfield           (Exhibit 10.5)
Exhibit 10.6      Amendment to Amended and Restated                  Incorporated by reference to Exhibit
                  Revolving Credit Agreement dated                   10.6 to the Quarterly Report on Form
                  August 13, 1999 between Adams Golf Direct          10-Q for the quarter ended June 30, 1999
                  Response, Ltd., Adams Golf, Ltd. and
                  Bank of America, N. A.
Exhibit 10.7      Revolving Credit Agreement between Adams           Incorporated by reference to Exhibit
                  Golf, Ltd. and Legacy Bank                         10.7 to the Quarterly Report on Form
                                                                     10-Q for the quarter ended June 30, 2000
Exhibit 11.1      Computation of Earnings Per Share                  Included in this filing
Exhibit 27.1      Financial Data Schedule                            Included in this filing
