Form 10-K
period 2000-12-31
ADAMS GOLF INC
filed 2001-04-02
CIK 1059763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.20549
                              ---------------------
                                    FORM 10-K

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-24583
                                ADAMS GOLF, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    75-2320087
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporationor organization)

300 Delaware Avenue, Suite 572, Wilmington, Delaware      19801
   (Address of principal executive offices)             (Zip Code)

                                 (302) 427-5892
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $.001 Par Value

                                 TITLE OF CLASS
                                 --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

At March 19, 2001, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $9,762,599 based on the closing sales price of $1 1/16 per share of the Registrant's Common Stock on the Nasdaq Stock Market's National Market.

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, was 22,480,071 on March 19, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant's definitive proxy statement, dated April 4, 2001 for the annual meeting of stockholders to be held on May 2, 2001.

ITEM 1.    BUSINESS

GENERAL

Adams Golf, Inc. (the "Company" or "Adams Golf") designs, manufactures and markets premium quality, technologically innovative golf clubs. The Company's products include the Tight Lies(R) ST fairway woods and drivers, Tight Lies GT i-Woods, Tight Lies GT irons, Tom Watson GT wedges, SC Series(R) Spin Control drivers, Tight Lies 2 fairway woods and drivers, Tight Lies Tour fairway woods and Tight Lies fairway woods. The Company was incorporated in Texas in 1987 and re-domesticated in Delaware in 1990. The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries.

SEGMENTS AND PRODUCTS

The Company operates in a single segment (golf clubs) within the golf industry and within that segment offers more than one class of product.

The Company currently offers the following products:

TIGHT LIES ST FAIRWAY WOODS AND DRIVERS

In January 2001, the Company introduced the Tight Lies ST fairway woods and drivers which feature a new head design made of 17-4 stainless steel and titanium that encompasses the "upside down" head shape of the original Tight Lies. The new head has also been specifically designed to optimize performance with the new Bi-Matrx shafts from True Temper Sports which incorporate multi-material shaft design through the bonding of graphite and steel. The design of the Tight Lies ST fairway woods and drivers assist players in their ability to square the club face at impact for consistently straighter shots without sacrificing distance.

TIGHT LIES GT I-WOODS

In January 2001, the Company introduced the Tight Lies GT i-Wood as a utility club which features the proprietary GT shaft design found in the Tight Lies GT irons coupled with the "upside down" head shape of the original Tight Lies. The Tight Lies GT i-Wood provides an alternative to difficult hard to hit long irons providing the player with a club for tough long approach shots to the green without sacrificing distance or accuracy.

TIGHT LIES GT IRONS

In November 2000, the Company introduced the Tight Lies GT irons which incorporate a multi-material shaft that combines a proprietary steel shaft with a specially designed graphite tip. The innovative multi-material shaft design coupled with an "upside down" head design produces straighter shots, reduced vibration, and easy to hit playability.

TOM WATSON GT WEDGES

In January 2001, the Company introduced the Tom Watson GT Wedges which encompass a classic profile shape with a high toe and shallow heel coupled with the proprietary GT shaft design delivered in the Tight Lies GT irons. The result is a product that reduces friction at impact while providing extra dynamic bounce without sacrificing feel and playability.

SC SERIES SPIN CONTROL DRIVERS

In January 1999, the Company introduced the SC Series Spin Control drivers which have been designed to achieve a specific ball flight objective: longer and straighter tee shots resulting from reduced side spin and increased forward momentum. These qualities are achieved through a complex patented asymmetrical curvature design which incorporates precisely controlled relationships between the curvature of the face and the center of gravity.

TIGHT LIES 2 FAIRWAY WOODS AND DRIVERS

In October 1999, the Company introduced the Tight Lies 2 line of fairway woods and drivers which incorporate the "upside down" head design of the Company's original Tight Lies fairway wood with the asymmetrical face curvature developed in the SC Series Spin Control drivers. The result is a product that provides the player with a higher level or directional control and the ability to get the ball airborne quickly from virtually any lie on the course.

TIGHT LIES TOUR FAIRWAY WOODS

In June 1999, the Company introduced the Tight Lies Tour fairway woods as an extension of the Tight Lies line of fairway woods in that the product incorporates the innovative upright trapezoidal or "upside down" head shape which encompass club design characteristics demanded by professional golfers.

TIGHT LIES FAIRWAY WOODS

The Tight Lies line of fairway woods ("original Tight Lies") has an innovative upright trapezoidal or "upside down" head shape that incorporates a distinctive shallow face and low center of gravity. The Company believes that these clubs are ideal for getting the ball airborne quickly and efficiently with optimum spin to maximize distance from virtually any lie on the course including the rough, hard pan, fairway bunkers, and divots.

The following table sets forth the contribution to net sales attributable to the Company's primary product groups for the years indicated. Historical percentages may not be indicative of the Company's future product mix.

                    PERCENTAGE OF NET SALES BY PRODUCT GROUP



                                                  2000        1999        1998
                                                --------    --------    ------
Fairway Woods                                     70.5%       63.6%       96.5%
Drivers                                           22.8        32.5          -
Irons, wedges and other                            6.7         3.9         3.5
                                                --------    --------    ------
   Total                                         100.0%      100.0%      100.0%
                                                ========    ========    ======

The Company's continued growth and success depends, in large part, on its ability to successfully develop and introduce new products accepted in the marketplace. Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection. Certain products previously introduced by the Company have not met the level of consumer acceptance anticipated by management. No assurance can be given that the Company will be able to continue to design, manufacture and introduce new products that will meet with market acceptance. Failure by the Company to identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company's future growth and profitability. Additionally, successful technologies, designs and product concepts are likely to be copied by competitors. Accordingly, the Company's operating results have fluctuated and could continue to fluctuate as a result of the amount, timing and market acceptance of new product introductions by the Company or its competitors.

DESIGN AND DEVELOPMENT

The Company's design and development team is responsible for developing, testing and introducing new technologies and product designs. This team is currently led by Barney Adams, the founder of the Company and inventor of the Tight Lies fairway wood; Adams Golf's in-house design development team headed by Tim Reed, Vice President-Research and Development; professional golfer, Tom Watson and independent consultant, Robert R. Bush. Prior to joining the Company, Mr. Reed, spent over 18 years in the golf industry and most notably, was responsible for all new product introductions at TearDrop Golf Company which included Teardrop putters and Tommy Armour and Ram brand golf clubs. Mr. Bush has over 30 years of experience in golf club development and was instrumental in the development of "Iron Byron," the industry standard for the mechanical testing of golf clubs and balls.

The design and development team engages in a five-step process to create new products.

CONCEPT DEVELOPMENT-During concept development, Adams Golf's design and development team identifies specific desirable ball flight objectives. In addition, the Company considers new ideas from professional golfers, inventors, distributors and others. The Company expects that Tom Watson to play a significant role in future concept development.

DESIGN SPECIFICATIONS-The Company's product design and development team determines design specifications for the club, including shaft length, flex and weight, head design, loft and overall club weight. Throughout the design specifications process, the Company refers to and incorporates the golf equipment standards developed by the U.S. Golf Association ("USGA"). Although the standards set by the USGA apply only to competitive events sanctioned by that organization, the Company believes it is critical for new clubs to comply with these standards. At this time, the product design and development team also determines the optimal material to use in the club. The Company will not use higher cost materials, such as titanium or other alloys, unless such expensive materials provide meaningful performance benefits. This stage of product development typically takes six to eight weeks after a concept has been clearly identified.

PATENT REVIEW-The Company considers patent protection for its technologies and product designs to be an important part of its development strategy. The Company and its patent attorneys conduct a search of prior art and existing products to determine whether a new product idea may be covered by an existing patent. Patent review, depending upon the complexity and novelty of the design involved, generally requires between 3 to 18 months to complete, however, this stage of product development typically occurs in conjunction with one or more of the other steps.

PRODUCT DESIGN AND ENGINEERING REVIEW-If a product concept continues past the patent review stage, the Company translates design parameters into working designs. When appropriate, these designs are developed using computer aided design software and modeled using in-house rapid prototyping systems. Once modeled the prototype is subjected to rigorous engineering review to validate the effectiveness of the technology or design. The Company estimates that it takes between four to six months to successfully complete product design and engineering review.

TESTING-Once a specific design has been decided upon, the Company creates and tests one or more prototypes. The Company has a product testing facility at the Hank Haney Golf Ranch in McKinney, Texas and utilizes independent mechanical test facilities in Texas, California and Florida for both mechanical and player preference testing. Recently, with the design and development of the Tight Lies GT irons, the Company distributed samples to consumers and requested objective feedback with respect to performance and preferences as compared to competitors' products through the completion of a questionnaire. In addition, prototypes are also tested for performance and player preferences by Tom Watson and other professional golfers associated with the Company. As part of the testing process, the Company records, analyzes and interprets data associated with each prototype including ball flight, distance, spin and accuracy. Using feedback from these tests, the Company modifies its designs to achieve its performance objective. Additionally, the Company applies for official USGA approval of the resulting club at this time. Upon approval of a new product from the USGA, it becomes considered for commercial release. The Company believes that in order to properly field test a new product, it must expect between four to six months of additional development time.

The Company's research and development expenses were approximately $2,083,000, $2,092,000 and $1,532,000 during 2000, 1999, and 1998, respectively.

PATENTS

The Company's ability to compete effectively in the golf club market will depend, in large part, on its ability to maintain the proprietary nature of its technologies and products. The Company currently holds 15 U.S. patents relating to certain of its products and proprietary technologies and has seven patent applications pending. Assuming timely payment of maintenance fees, if any, the Company expects that the fifteen currently issued patents will expire on various dates between 2009 and 2019. The Company has been awarded patents with respect to the design of the Tight Lies fairway wood, the VMI design formula, the SC Series driver, the Tight Lies GT shaft and the Tight Lies ST fairway wood and driver heads. There can be no assurance, however, as to the degree of protection afforded by these or any other patents held by the Company or as to the likelihood that patents will be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may lack sufficient breadth to adequately protect the aspects of the Company's products to which the patents relate. The Company currently holds 4 foreign patents and has 10 foreign patent applications pending. The U.S. patents held by the Company do not preclude competitors from developing or marketing products similar to the Company's products in international markets.

There can be no assurance that competitors, many of which have substantially greater resources than the Company and have made substantial investments in competing products, will not apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make and sell its products. The Company is aware of numerous patents held by third parties that relate to products competitive to the Company's. There is no assurance that these patents would not be used as a basis to challenge the validity of the Company's patent rights, to limit the scope of the Company's patent rights, or to limit the Company's ability to obtain additional or broader patent rights. A successful challenge to the validity of the Company's patents may adversely affect the Company's competitive position. Moreover, there can be no assurance that such patent holders or other third parties will not claim infringement by the Company with respect to current and future products. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually issue with claims that will be infringed by the Company's products or technologies. The defense and prosecution of patent suits is costly and time-consuming, even if the outcome is favorable. This is particularly true in foreign countries where the expenses associated with such proceedings can be prohibitive. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require the Company and others to cease selling products, or require disputed rights to be licensed from third parties. Such licenses may not be available on satisfactory terms, or at all.

Despite the Company's efforts to protect its patent and other intellectual property rights, unauthorized parties have attempted and are expected to continue to attempt to copy all, or certain aspects of, the Company's products. Policing unauthorized use of the Company's intellectual property rights can be difficult and expensive, and while the Company takes appropriate action whenever it discovers any of it products or designs have been copied, knock-offs and counterfeit products are a persistent problem in the performance-oriented golf club industry. There can be no assurance that the Company's means of protecting its patent and other intellectual property rights will be adequate.

RAW MATERIALS, MANUFACTURING AND ASSEMBLY

The Company manages all stages of manufacturing, from sourcing to assembly, in order to maintain a high level of product quality and consistency. The Company establishes product specifications, selects the material used to produce the components and tests the specifications of all components received by the Company. In addition, the Company has redundant sources of supply for each of the component parts used in the manufacture of the Tight Lies, Tight Lies Tour and Tight Lies 2 product lines. Certain components of the Tight Lies ST fairway woods and drivers, Tight Lies GT i-Woods, Tight Lies GT irons, and the Tom Watson GT Wedges have redundant sources of supply with the exception of the multi-material shafts for which the Company has a single source of supply (True Temper Sports). Substantially all of the Company's fairway wood, driver, and iron club heads are manufactured in Taiwan and China. As a part of the Company's quality control program, the Company has established a quality assurance program at those manufacturing facilities to monitor adherence to design specifications. Upon arrival at the Company's manufacturing facilities in Plano, Texas, the components used in the Company's clubs are again checked to ensure consistency with strict design specifications. Golf clubs are then built by the Company's manufacturing personnel using the appropriate component parts.

The Company could, in the future, experience shortages of components or periods of increased price pressures, which could have a material adverse effect on the Company's business, results of operations, financial position or liquidity. In addition, failure to obtain adequate supplies or fulfill customer orders on a timely basis could have material adverse effect on the Company's business, results of operations, financial position or liquidity.

MARKETING

The goals of the Company's marketing efforts are to build its brand identity and drive sales through its retail distribution channel. To accomplish these goals, Adams Golf utilizes traditional image-based advertising, engages in promotional activities, and capitalizes on its relationships with Tom Watson and other well known golf personalities.

TRADITIONAL IMAGE-BASED ADVERTISING-The Company's primary advertising efforts focus on traditional image-based advertising. This advertising includes a series of commercials which run during major golf tournaments and golf related and other programs; newspaper, magazine and radio ad campaigns; sponsorship of a developmental professional tour; sponsorship of selected golf tournaments; exclusive sponsorship of The Golf Channel's weekly instructional program, "LIVING ROOM LESSONS", and the Company's Web site.

PROMOTIONAL ACTIVITIES-The Company engages in a variety of promotional activities to sell and market its products. Such activities have included consumer sweepstakes; promotional giveaways with certain purchases, including items such as instructional videos, gift packaging and golf bags; and promotional campaigns, such as the "30-Day Money Back Guarantee," in which the Company advertises a 30-day "no questions asked" return policy.

RELATIONSHIPS WITH PROFESSIONAL GOLFERS- The Company has entered into endorsement contracts with professional golfers on the PGA and Senior PGA Tours and believes that having a presence on these tours promotes the validity of its product lines and builds brand awareness.

         TOM WATSON-In August 1999, the Company entered into a five year endorsement agreement with Tom Watson, an internationally recognized professional golfer. Mr. Watson has won eight major championships, including five British Open Championships, two Masters Tournaments and a U.S. Open Championship.

         The Company expects Mr. Watson to continue to be actively involved in the development of products. Mr. Watson's agreement with the Company calls for an annual endorsement fee in addition to royalties on specified products which Mr. Watson assists in developing for the Company.

         HANK HANEY-The Company has also obtained endorsements from Hank Haney. Mr. Haney was previously named PGA Teacher of the Year. Mr. Haney has instructed over 100 touring professionals from the PGA, LPGA, European, Japanese and Asian Tours along with several top rated junior golfers. Mr. Haney is a member of the advisory staff for GOLF DIGEST MAGAZINE.

         OTHER PROFESSIONALS-The Company, from time to time, enters into endorsement agreements with professional golfers who compete on the various professional golf tours in the United States and internationally.

MARKETS AND METHODS OF DISTRIBUTION

The Company sells its products through on- and off-course golf shops, selected sporting goods retailers and through its international subsidiaries and distributor network.

SALES TO RETAILERS-The Company sells a majority of its products to selected retailers. To maintain its high quality reputation and generate retailer loyalty, the Company currently does not sell its products through price sensitive general discount warehouses, department stores or membership clubs. The Company believes its selective retail distribution strategy helps its retailers maintain profitable margins and maximize sales of the Company's products. For the year ended December 31, 2000, sales to retailers accounted for approximately 82% of the Company's total net sales.

Adams Golf maintains a field sales staff that at March 19, 2001 consisted of 33 employee sales representatives, five independent sales representatives and seven regional sales managers who are in regular personal contact with the Company's retail accounts (approximately 4,000 retailers). These sales representatives and regional sales managers are supported by ten inside sales representatives who maintain contact with the Company's retailers nationwide. The inside sales representatives also serve in a customer service capacity as the Company believes that superior customer service can significantly enhance its marketing efforts.

INTERNATIONAL SALES-International sales are made primarily in the United Kingdom, Japan and Canada. International sales in the United Kingdom and Japan are made through wholly-owned subsidiaries of the Company, whereas sales in Canada are made through an agency relationship established in the latter part of 2000. International sales to all other countries throughout the world are made through a network of 40 independent distributors. For the year ended December 31, 2000, international sales accounted for approximately 15.8% of the Company's net sales.

WEB SITE-The Company maintains a Web site at www.adamsgolf.com, which allows the visitor to access certain information about the Company's products and to locate retailers. The Company does not currently sell its products via its Web site.

UNAUTHORIZED DISTRIBUTION AND COUNTERFEIT CLUBS

Despite the Company's efforts to limit its distribution to selected retailers, some quantities of the Company's products have been found in unapproved outlets or distribution channels. The existence of a "gray market" in the Company's products can undermine authorized retailers and foreign wholesale distributors who promote and support the Company's products, and can injure the Company's image in the minds of its customers and consumers. Adams Golf makes efforts to limit or deter unauthorized distribution of its products, but does not believe the unauthorized distribution of its products can be totally eliminated. The Company does not believe that the unauthorized distribution of its clubs has had or will have a material adverse effect on the Company's results of operations, financial condition or competitive position, although there can be no assurance as to future results.

In addition, the Company is periodically made aware of the existence of counterfeit copies of its golf clubs, particularly in foreign markets. The Company takes action on these situations through local authorities and legal counsel where practical. The Company does not believe that the availability of counterfeit golf clubs had or will have a material adverse effect on the Company's results of operations, financial condition or competitive position, although there can be no assurance as to future results.

INDUSTRY SPECIFIC REQUIREMENTS

The Company performs ongoing credit evaluations of its retail customers' financial condition and generally requires no collateral from these customers. The Company believes it has adequate reserves for potential credit losses. However, future weakness in the retail golf equipment market may result in delinquent or uncollectible accounts for some of the Company's significant retail customers. Accordingly, there can be no assurance that the Company's results of operations or cash flows will not be adversely impacted by the failure of its customers to meet their obligations to the Company. Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms or granted terms with specific due dates for certain retail customers. Issuance of these terms (i.e., greater than 30 days or specific dating) are dependent on the Company's relationship with the customer and the customer's payment history. The Company extends payment terms in order to promote the Company's brand name and to assure adequate product availability, often to coincide with planned promotions or advertising campaigns. Although a significant amount of the Company's sales are not affected by these terms, the extended terms do have a negative impact on the Company's financial position and liquidity. The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company's financial plans.

In addition to extended payment terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand. The Company's inventory balances were $13,779,000 and $19,101,000 at December 31, 2000 and 1999, respectively. The Company expects its inventory level in the future will remain at reduced levels as compared to historical trends, although no assurance can be given that actual results will coincide.

MAJOR CUSTOMERS

The Company is currently dependent on a small number of customers which collectively comprise approximately 24% of net revenues for the year ended December 31, 2000. Of these customers, two customers individually represent greater than 5% of net revenues for the year ended December 31, 2000. The loss of an individual or a combination of these customers would have a material adverse effect on consolidated revenues.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Golf generally is regarded as a warm weather sport and sales of golf equipment have been historically strongest for the Company during the first and second quarters which ensures adequate levels of inventory at retail for the upcoming season. In addition, sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions. A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's future results of operations could be affected by a number of other factors, such as unseasonable weather patterns; demand for and market acceptance of the Company's existing and future products; new product introductions by the Company's competitors; competitive pressures resulting in lower than expected average selling prices; and the volume of orders that are received and that can be fulfilled in a quarter. Any one or more of these factors could adversely affect the Company or result in the Company failing to achieve its expectations as to future sales or net income.

Because most operating expenses are relatively fixed in the short term, the Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly results of operations and liquidity. If technological advances by competitors or other competitive factors require the Company to invest significantly greater resources than anticipated in research and development or sales and marketing efforts, the Company's business, operating results or financial condition could be materially adversely affected. Accordingly, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarter are not indicative of results to be expected for a full fiscal year. As a result of fluctuating operating results or other factors discussed above and below, in certain future quarters the Company's results of operations may be below the expectations of public market analysts or investors. In such event, the market price of the Company's common stock could be materially adversely affected.

BACKLOG

The amount of the Company's backlog orders at any particular time is affected by a number of factors, including seasonality and scheduling of the manufacturing and shipment of products. At March 19, 2001, the Company had $1,516,000 of orders on backlog. We do not anticipate that a significant level of orders will not be filled within the current fiscal year. In addition, the Company believes that the amount of its backlog is not an appropriate indicator of levels of future production.

COMPETITION

The market for golf clubs is highly competitive. The Company competes with a number of established golf club manufacturers, some of which have great financial and other resources. The Company's competitors include Callaway Golf Company, adidas-Salomon AG (Taylor Made - adidas Golf), Fortune Brands, Inc. (Titleist and Cobra) and Karsten Manufacturing Company (PING), among others. The Company competes primarily on the basis of performance, brand name recognition, quality and price. The Company believes that its ability to market its products through multiple distribution channels, including on- and off-course golf shops, selected sporting goods retailers, and international subsidiaries and distributors is important to the manner in which the Company competes. The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors, including, among others, advertising, media, promotions and product endorsements. These preferences may also be subject to rapid and unanticipated changes. The Company could face substantial competition from existing or new competitors that introduce and successfully promote golf clubs that achieve market acceptance. Such competition could result in significant price erosion or increased promotional expenditures, either of which could have a material adverse effect on the Company's business, operating results or financial condition. There can be no assurance that Adams Golf will be able to compete successfully against current and future sources of competition or that its business, operating results or financial condition will not be adversely affected by increased competition in the markets in which it operates.

The golf club industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts. Due to the success of the Tight Lies fairway woods, the Company has experienced several competitors introducing products similar to the Tight Lies fairway woods. The Company may face competition from manufacturers introducing other new or innovative products or successfully promoting golf clubs that achieve market acceptance. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and the Company's image, and could have a material adverse effect on the Company's business, results of operations, financial position or liquidity.

The introduction of new products by the Company or its competitors can result in closeouts of existing inventories at both the wholesale and retail levels. Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices.

DOMESTIC AND FOREIGN OPERATIONS

Domestic and foreign net sales for the year ended December 31, 2000, 1999 and 1998 are comprised as follows:



                       2000                            1999                             1998
                    ---------------------------     ----------------------------    --------
Domestic             $ 35,743,000        84.2 %      $ 47,175,000         86.3 %     $ 74,778,000        87.0 %
Foreign                 6,706,000        15.8           7,477,000         13.7         11,211,000        13.0
                   --------------    ----------    --------------     ----------    -------------       ------
   Total(1)          $ 42,449,000       100.0 %      $ 54,652,000        100.0 %     $ 85,989,000       100.0 %
                     ============       =======      ============        =======     ============       =======

------------------------------------
(1) All periods presented reflect the reclassification of shipping and handling revenues to net sales from operating expenses under the provisions of Emerging Issues Task Force (EITF) Issue No. 00-10.

No one customer contributed greater than 10% of the Company's consolidated net sales in any one of the years identified.

EMPLOYEES

At March 19, 2001, the Company had 224 full-time employees, including 108 engaged in manufacturing and assembly, 5 in research and development and quality control, 72 in sales support and 39 in management and administration. The Company's employees are not unionized. Management believes that its relations with its employees are good.

ITEM 2.   PROPERTIES

The Company's administrative offices and manufacturing facilities currently occupy approximately 86,000 square feet of space in Plano, Texas. This facility is leased by the Company pursuant to a lease agreement expiring in 2004 and may be extended for an additional five years. The Company maintains the right to terminate the lease if it moves to a larger facility owned by the current lessor. The Company believes that these facilities will be sufficient through at least the end of 2001.

ITEM 3.   LEGAL PROCEEDINGS

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering (IPO) in the United States District Court for the District of Delaware. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO. In particular, the complaints allege that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas. Plaintiffs allege that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) allegedly threatened the Company's long term profits. Plaintiffs also allege that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level which had an adverse impact on the Company's sales. On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed. The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. On July 5, 2000 the Company filed a motion to dismiss the consolidated, amended complaint. The motion is now fully briefed and under submission with the court. The Company denies the allegations in the complaint and intends to defend it vigorously.

The Company maintains directors' and officers' and corporate liability insurance to cover risks associated with these securities claims filed against the Company or its directors and officers.

At this time it is not possible to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, that the Company might incur in connection the action. The Company is also not able to estimate the amount, if any, of reimbursements that it would receive from insurance policies should damages with respect to the above actions be incurred.

In January 2001, the Company was notified that it was part of an investigation by the Federal Trade Commission concerning practices surrounding manufacturers' minimum advertised price policies and Internet retailers. As it is too early to determine the impact or scope of this investigation, the Company is not able to estimate the amount, if any, of any potential liability. Pending the results of the investigation, no assurance can be given that the findings of the commission will not have a material adverse effect on the Company's results of operations, financial condition or competitive position.

In May 1998, Adams Golf, Ltd. entered into an agreement with Nicholas A. Faldo. The agreement provided that Mr. Faldo provide a variety of services to Adams Golf, Ltd. including endorsement and use of certain of Adams Golf Ltd.'s products. This agreement required Adams Golf, Ltd. to make certain payments to Mr. Faldo, whether or not his endorsement results in increased sales of Adams Golf Ltd.'s products. Specifically, Mr. Faldo was entitled to receive a royalty of 5% of the net sales price of all Adams Golf's clubs (other than certain specialty items for which the royalty equals 10% of the net sales price) sold outside the U.S. throughout the term of the agreement. The agreement provided for a minimum royalty of $1,875,000 in 2000 escalating to $4,000,000, for the years 2004 through 2008. From 2009 through 2014 , the agreement did not provide a minimum royalty. On November 6, 2000, Adams Golf Ltd. announced that Mr. Faldo was in material breach of this contract and that it had ceased making all royalty payments. Although Mr. Faldo has not asserted claim against the Company as a result of these actions, we believe that it is reasonably likely that he will do so. A claim from Mr. Faldo could require the Company to spend significant time and money in litigation. As a result, the cessation of this relationship with Mr. Faldo could have a material adverse effect on the Company's business, operating results or financial conditions.

From time to time the Company is engaged in various legal proceedings in the normal course of business. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, the Company, based on consultation with legal counsel, is of the opinion that there are not matters pending or threatened which are expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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


                                        HIGH          LOW
                                     -----------   ----------
2000
First Quarter                        $  2 5/8      $ 1 17/32
Second Quarter                          2              13/16
Third Quarter                           1 23/32        31/32
Fourth Quarter                          1 1/2            1/4
1999
First Quarter                        $  5 9/16     $ 2 15/16
Second Quarter                          4 5/8        2
Third Quarter                           3 3/4        2 1/32
Fourth Quarter                          3 3/16       1 9/16


On March 19, 2001, the last reported sale price of the common stock on the Nasdaq Stock Market's National Market was $1 1/16 per share. At March 19, 2001 Adams Golf, Inc. had approximately 6,500 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

No dividends have been declared or paid relating to the Company's common stock.

In order to remain listed on either the National Market or Small Cap Market of the Nasdaq Stock Market, the Company must continue to satisfy numerous maintenance requirements, including a minimum bid price of $1.00 per share. If the minimum bid price for the Company's common stock is less than $1.00 for over 30 consecutive trading days, or if the Company was otherwise unable to meet Nasdaq's standards, the Company's common stock would be delisted from the Nasdaq National Market System. Typically in that scenario a company receives a letter from Nasdaq raising a concern regarding its continued listing on the Nasdaq National Market System and advising the Company that its common stock failed to maintain a minimum bid price greater than or equal to $1.00 over the previous 30 consecutive trading days, as required by applicable Nasdaq rules. Generally, a company is then provided 90 calendar days to regain compliance with the minimum bid price rule and if, at any time before the expiration of the 90 days, the bid price of the shares of common stock is equal to or greater than $1.00 for a minimum of ten consecutive trading days, Nasdaq will determine whether the company has complied with the rule. If a company was unable to demonstrate compliance with the requirement on or before the expiration of the 90-day period, Nasdaq would provide the Company with written notification that Nasdaq had determined to delist the common stock. The Company would then be entitled to request a review of that determination.

If the Company's common stock was delisted, it would be eligible to trade on the electronic bulletin board, rather than either the Nasdaq National Market or Small Cap Systems. The inability to maintain a listing on the Nasdaq Stock Market could adversely affect the ability or willingness of investors to purchase the common stock, which, in turn, would likely severely affect the market liquidity of the Company's securities. In January 2001, the Company was notified by Nasdaq that it had failed to maintain a minimum $1.00 bid price for 30 consecutive trading days. Nasdaq initiated a 90 calendar day "cure period" for which the Company's stock would need to satisfy the minimum bid requirement of $1.00 per share for ten consecutive trading days. On January 29, 2001 the minimum bid for the Company's stock was $1.50 per share completing the tenth consecutive day of minimum bid prices greater than $1.00. On February 1, 2001, Nasdaq notified the Company it had resolved its non-compliance with Nasdaq's minimum listing requirements.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data presented below are derived from the Company's consolidated financial statements for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements and related notes, and other financial information included elsewhere in this document.



                                                                       YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------
                                                       2000        1999         1998         1997          1996
                                                  -----------   ----------    ----------   -----------  -------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statements of Operations Data:
   Net sales(1)                                    $  42,449    $  54,652     $ 85,989      $ 37,330    $ 3,522
   Operating income (loss)                           (38,509)     (18,735)      18,500        (3,969)         9
   Net income (loss)                               $ (37,241)   $ (10,589)    $ 12,510      $ (4,654)   $    13
                                                   ==========   ==========    =========    ==========  ========
Income (loss) per common share(2) -
   basic and diluted                               $   (1.66)   $   (0.47)    $   0.61      $  (0.37)  $      -
                                                   ==========   ==========    =========    ==========  ========
Weighted average common shares(2):
   Basic                                              22,480       22,480       20,435        12,519     11,238
                                                   ==========   ==========    =========    ==========  ========
   Diluted                                            22,480       22,480       20,677        12,519     11,238
                                                   ==========   ==========    =========    ==========  ========



                                                                       YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------
                                                       2000        1999         1998         1997          1996
                                                  -----------   ----------    ----------   -----------  -------
                                                                            (IN THOUSANDS)
Consolidated Balance Sheet Data:
   Total assets                                     $  47,786  $    83,210    $  96,906    $  17,360    $ 2,559
   Total debt (including current maturities)               -            -           175           -         230
   Stockholders' equity                                41,252       78,371       88,190        8,325      1,978
------------------------------------

(1) All periods presented reflect the reclassification of shipping and handling revenues to net sales from operating expenses under the provisions of Emerging Issues Task Force (EITF) Issue No. 00-10.

(2) See Note 1 of Notes to Consolidated Financial Statements for information concerning the calculation of income (loss) per common share and weighted average common shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs. Founded in 1987, the Company operated initially as a components supplier and contract manufacturer. The Company established its custom fitting operation and now its core business is the manufacture and distribution of mass produced fairway woods, drivers, irons and wedges. The Company currently offers a variety of golf equipment products primarily in the fairway wood, driver, iron and wedge categories. These products are marketed primarily under the names Tight Lies ST, Tight Lies GT i-Wood, Tight Lies 2, Tight Lies Tour and Tight Lies in the fairway wood category; Tight Lies ST, Tight Lies 2, and SC Series in the driver category; and Tight Lies GT in the iron and wedge categories.

The Company's net sales are primarily derived from sales to on-and-off-course golf shops and selected sporting goods retailers and, to a lesser extent, international distributors. No assurances can be given that demand for the Company's current products or the introduction of new products will allow the Company to achieve historical levels of sales in the future.

The Company does not currently manufacture the components required to assemble its golf clubs, relying instead on various component suppliers. Golf club components are generally available from multiple suppliers. However, the shafts included in the Tight Lies ST fairway woods and drivers, Tight Lies GT i-Wood, Tight Lies GT irons and Tom Watson GT wedges are only available from a single supplier (True Temper Sports). Costs of the Company's clubs consist primarily of component parts, including the head shaft and grip. To a lesser extent the Company's cost of goods sold includes labor and occupancy costs in connection with the inspection, testing and assembly of component parts at its facility in Plano, Texas.

RESULTS OF OPERATIONS

The following table sets forth operating results expressed as a percentage of net sales for the periods indicated.


                                                                            YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                        2000           1999           1998
                                                                    -----------     -----------     --------
Net sales (1)                                                           100.0%          100.0%        100.0%
Cost of goods sold (1)                                                   46.4            33.9          26.4
                                                                    -----------     -----------     --------
   Gross profit                                                          53.6            66.1          73.6
Operating expenses:
   Research and development expenses                                      4.9             3.8           1.8
   Selling and marketing expenses (1)                                    87.5            76.4          36.5
   General and administrative expenses:
      Provision for bad debts                                            10.5             3.1           1.7
      Other                                                              23.5            17.1          12.1
   Write-off of prepaid professional services agreement                  17.9               -             -
                                                                    -----------     -----------     --------
   Total operating expenses                                             144.3           100.4          52.1
                                                                    -----------     -----------     --------
   Operating income (loss)                                              (90.7)          (34.3)         21.5
Interest income, net                                                      3.2             3.1           1.5
Other income (expense), net                                               0.4               -          (0.1)
                                                                    -----------     -----------     --------
   Income (loss) before income taxes                                    (87.1)          (31.2)         22.9
Income tax expense (benefit)                                              0.6           (11.8)          8.4
                                                                    -----------     -----------     --------
Net income (loss)                                                       (87.7)%         (19.4)%        14.5%
                                                                    ===========     ===========     ========

------------------------------------
(1) All periods presented reflect the reclassification of shipping and handling revenues and costs to net sales and cost of goods sold, respectively, from selling and marketing expenses under the provisions of Emerging Issues Task Force (EITF) Issue No. 00-10.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Net sales decreased 22.3% to $42.4 million for the year ended December 31, 2000 from $54.7 million for 1999, primarily due to a lower volume of fairway woods and SC Series drivers being sold as a result of competition from other equipment manufacturers. Net sales of fairway woods decreased 14.0% from $34.8 million for the year ended December 31, 1999 to $29.9 million for the year ended December 31, 2000. The decrease is primarily the result of significantly reduced volumes of the original Tight Lies line coupled with reduction in the wholesale selling price for this product line. These factors are partially offset by increased volume of the Tight Lies 2 line, which was introduced in October 1999. Net sales of drivers decreased 45.5% to $9.7 million for year ended December 31, 2000 from $17.8 million in 1999. The decrease in overall driver sales is due primarily to a 38% overall reduction in the wholesale selling price and reduced volumes resulting from increased competition in the driver category. Net sales for year ended December 31, 2000 was positively impacted by the Company entering the iron category with the introduction of the Tight Lies GT irons in November of 2000. Net sales of the iron and wedge category increased 106.9% from $1.6 million for the year ended December 31, 1999 to $3.4 million for 2000. Net sales of the Company's products outside the U.S. decreased to $6.7 million from $7.5 million for the years ended December 31, 2000 and 1999, respectively, but increased as a percentage of net sales to 15.8% from 13.7%.

Cost of goods sold increased to $19.7 million or 46.4% of net sales from $18.5 or 33.9% of net sales for the years ended December 31, 2000 and 1999, respectively. The increase as a percentage of net sales is partially due to cost of goods sold for the year ended December 31, 2000 including $2.5 million of additional expense associated with the write down of inventories of SC Series drivers, Tight Lies and Tight Lies 2 product lines to their estimated net realizable value which approximated 5.9% of net sales. In addition, during 2000 the Company initiated a program with retailers whereby one additional SC Series driver was given for every four held by retailers as compensation for reductions in the suggested retail selling price. The effect of the program was to increase cost of goods sold by 1.6% of net sales. Additionally, the increase in cost of goods sold as a percentage of net sales is also attributable to the reduction in the suggested retail selling price of the SC Series driver and the original Tight Lies lines which as compared to the year ended December 31, 1999 resulted in a 9.5% reduction in gross margin in the 2000. These factors were partially offset by the positive impact of changes in the revenue mix to higher margin products. The positive impact of the change in the revenue mix was approximately 4.0%. The Company anticipates that cost of goods sold as a percentage of net sales will continue at higher levels than experienced in prior years due primarily to the Company entering into new equipment categories coupled with newly introduced products that incorporate new technology in shaft and head design resulting in higher component costs.

For the year ended December 31, 2000, operating expenses were comprised primarily of selling and marketing expenses, general and administrative expenses, the write-off of a prepaid professional service agreement and to a lesser extent, research and development expenses. Selling and marketing expense decreased to $37.1 million from $41.7 million for the years ended December 31, 2000 and 1999, respectively. The decrease in selling and marketing expense is primarily the result of reduced advertising costs of $8.7 million associated with television and print media. For the year ended December 31, 1999, the Company utilized these mediums extensively to promote the introduction of the SC Series driver, Faldo wedge and to promote sell-through of the Tight Lies fairway woods at retailers. In addition, the Company has experienced a $0.4 million decrease in creative costs associated with infomercials as compared to the year ended December 31, 1999. The reduction in these expense categories was partially offset by an increase of $1.9 million associated with the full operation of the Company's subsidiaries in the United Kingdom and Japan, a $1.8 million increase in sales promotion expenses, $0.7 million in additional payroll costs relating to the addition of experienced field sales personnel, and a $0.6 million increase in endorsement expense primarily associated with the agreement with Tom Watson.

General and administrative expenses, including provisions for bad debts, increased to $14.5 million or 34.1% of net sales for the year ended December 31, 2000 from $11.0 million or 20.2% of net sales for the comparable period ended December 31, 1999. The increase is primarily attributable to an increase in the provision for bad debts of $2.7 million resulting from a general downturn in the sales of golf equipment retailers and attendant bankruptcies and financial difficulties experienced by certain customers. In addition, the Company also experienced an increase in costs of $1.0 million associated with the operations of its subsidiaries in the United Kingdom and Japan for year ended December 31, 2000 as compared to the year ended December 31, 1999.

Research and development expenses, primarily consisting of costs associated with the development of new products, remained consistent at $2.1 million for each of the years ended December 31, 2000 and 1999. Research and development expense includes amortization of compensation resulting from stock granted to Nicholas
A. Faldo in accordance with his professional service agreement. The impact of the amortization is $0.8 million for the year ended December 31, 2000 as compared to $1.0 million for the year ended December 31, 1999. As Adams Golf, Ltd. has announced that Mr. Faldo is in material breach of his contract, research and development expense will be at reduced levels in the future as the remaining unamortized value of the stock granted to Mr. Faldo has been written-off as a charge to operations in the year ended December 31, 2000.

The write-off of a prepaid professional service agreement of $7.6 million represents a charge resulting from Mr. Faldo having been declared in material breach of his contract. The amount represents the remaining unamortized portion of compensation resulting from stock granted in accordance with his professional service agreement. As the Company does not believe the agreement will provide a future benefit to the Company, the remaining unamortized portion has been written-off as a charge to operations in the year ended December 31, 2000.

As a result of the above, the Company's operating loss was $38.5 million for the year ended December 31, 2000 compared $18.7 million for the year ended December 31, 1999.

The effective tax rate for the year ended December 31, 2000 was 0.6% compared to 37.9% for the year ended December 31, 1999. The effective tax rate for the year ended December 31, 2000 was impacted by a valuation allowance of $13.6 million recorded to fully reserve net deferred tax assets as the Company is unable to conclude, based on a weighting of objective evidence, that it is more likely than not that the net deferred tax assets will be realized.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net sales decreased 36.4% to $54.7 million for the year ended December 31, 1999 from $86.0 million for 1998, primarily due to a lower volume of fairway woods being sold as a result of competition from other equipment manufacturers and the implementation at the beginning of 1999 of a new pricing structure, that resulted in lower wholesale prices to retail customers. Net sales were positively impacted by sales of new products, particularly the SC Series Spin Control drivers and the Faldo Series wedges which were introduced in 1999. Net sales of fairway woods decreased to $34.8 million for the year ended December 31, 1999 from $82.9 million for 1998, and decreased as a percentage of net sales to 63.6% from 96.5%, respectively. Net sales of the SC Series drivers for the year ended December 31, 1999 were $17.8 million or 32.5% of net sales. Net sales of other product lines, primarily irons and wedges decreased to $2.1 million for the year ended December 31, 1999 from $3.0 million for 1998, but increased as a percentage of net sales to 3.9% from 3.5%. Net sales of the Company's products outside the U.S. decreased to $7.5 million for the year ended December 31, 1999 from $11.2 million for the year ended December 31, 1998, but increased as a percentage of net sales to 13.7% from 13.0%, respectively.

Cost of goods sold decreased to $18.5 million for the year ended December 31, 1999 from $22.7 million for 1998, but increased as a percentage of net sales to 33.9% from 26.4%, respectively. The increase as a percentage of net sales is primarily due to lower average selling prices of the original Tight Lies line of fairway woods resulting from a new suggested retail pricing structure, the introduction of new products, such as the SC Series driver with a higher per unit cost, which, in turn, increased costs as a percentage of net sales and increased sales of all product groups to retailers compared to sales made directly to consumers.

Selling and marketing expenses increased to $41.7 million for the year ended December 31, 1999 from $31.4 million for 1998 and increased as a percentage of sales to 76.4% from 36.5%. The increase in selling and marketing expenses is primarily attributable to a $2.8 million increase in personnel and related expenses as a result of hiring additional outside sales representatives and marketing personnel, a $5.2 million increase in advertising resulting from additional television and print advertising related to the launch of new products during 1999 and to promote sell-through of the original Tight Lies fairway woods at retailers, and $1.4 million related to the production of two new infomercials and several new television commercials during the year.

General and administrative expenses, including provision for bad debts, decreased to $11.0 million, but increased as a percent of net sales to 20.2% for the year ended December 31, 1999 from $11.9 million, or 13.8% as a percent of net sales for the same period of 1998. The decrease in general and administrative expenses, in absolute dollars, is primarily attributable to a $1.8 million decrease in professional services relating to costs associated with implementation of the Company's information system in 1998. This decrease was partially offset by a $0.7 million increase in payroll related costs due to the hiring of additional information technology and other employees and a $0.2 million increase in bad debt expense. During the fourth quarter of 1999, the Company discovered that excess trade credits of approximately $1.0 million had been offset against certain trade accounts receivable. After further review, the Company concluded that receivables affected by this activity were no longer collectible, and, accordingly, the amount was charged to bad debt expense. Management believes that the issues giving rise to these credits have been addressed and that processes and controls have been implemented to prevent such issues from arising in the future.

Research and development expenses for the year ended December 31, 1999 increased to $2.1 million from $1.5 million for 1998, and increased as a percent of net sales to 3.8% from 1.8%, primarily due to increased salaries and tooling expenses associated with the development of new products.

As a result of the above, the Company's operating loss was approximately $18.7 million for the year ended December 31, 1999 compared to operating income of approximately $18.5 million for 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $6.5 million at December 31, 2000 from $2.8 million at December 31, 1999, primarily as a result of $8.2 million used in operations and offset by $11.9 million provided from investing activities. The cash flows used in operations was primarily a result of the net loss of $37.2 million, partially offset by an decrease in trade receivables of $5.7 million, resulting from reduced levels of sales and increased collections in 2000 as compared to 1999, a decrease in income tax receivable of $4.8 million relating to the recovery of taxes paid in prior years made available through the carry-back of current net operating losses to prior years, a decrease in inventories of $2.8 million due to the reduction of component part purchasing for certain product lines, and non-cash expenses of approximately $15.0 million.

Cash provided by investing activities of $11.9 million for the year ended December 31, 2000, is primarily related to sales and maturities of marketable securities of $35.1 million, offset by purchases of marketable securities of $22.5 million and purchases of computer equipment and software of $0.7 million.

Working capital totaled $34.5 million at December 31, 2000 compared to $53.9 million at December 31, 1999.

On June 30, 2000, the Company executed a $5.0 million revolving credit facility with Legacy Bank of Texas, which was to expire on June 1, 2001. The revolving credit facility was secured by certain of the Company's accounts receivable and finished goods inventories. On January 31, 2001, the Company terminated the agreement prior to its renewal date in favor of a new financing arrangement.

On March 27, 2001, the Company executed a $10.0 million revolving credit facility with General Electric Capital Corporation, which expires on March 27, 2004. The revolving credit facility is secured by certain of the Company's eligible accounts receivable and inventories. Borrowings under the revolving credit facility are payable on demand and bear interest at the GE Capital Commercial Paper Rate plus 3.75% per year. At March 23, 2001, the GE Capital Commercial Paper Rate was 4.91%. The unused portion of the revolving credit facility is subject to a commitment fee of 0.25% per year. The credit facility requires the Company to maintain compliance with certain financial ratio covenants, including, among other things, minimum tangible net worth, fixed charge coverage ratio, net borrowing availability and cash balances. In addition, the Company will be subject to limitations on capital expenditures and net losses. Currently, the Company does not have any outstanding borrowings under the facility.

The Company expects to meet future liquidity requirements through cash flows generated from operations, cash reserves, maturities or sales of marketable securities, and utilization of its credit facility. It is anticipated that operating cash flows, current cash reserves, sales and maturities of marketable securities and the Company's credit facility will also fund capital expenditure programs. These capital expenditure programs can be suspended or delayed at any time with minimal disruption to the Company's operations if cash is needed in other areas of the Company's operations. In addition, cash flows from operations, cash reserves and the credit facility will be utilized to support purchasing of component parts for the new product lines introduced during the first quarter of 2001. It is anticipated that cash requirements to support the proposed purchasing efforts will be at increased levels in the future as compared to historical trends as the Company has introduced new technologies which result in higher component costs. In addition, the Company has entered new equipment categories (i.e. irons) which generally produce lower margins as compared to fairway woods and drivers. With regard to advertising efforts, the Company anticipates requiring less cash flow to support discretionary programs as the Company continues to reduce its expenditures in this category as compared to historical trends. The expected operating cash flow, current cash reserves and the Company's credit facility are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

During the past two years the Company has experienced declining sales and increasing operating losses. Should this trend continue, it may be necessary to secure additional financing to continue operations. There can be no assurance that any additional financing will be available on acceptable terms. Should the Company be unable to obtain additional financing, it may be required to halt capital expenditure programs, reduce costs associated with its current infrastructure, and decrease the level of expenditures necessary to support marketing efforts and advertising campaigns, which could further reduce sales.

Capital expenditures for the three years ended December 31, 2000, 1999, and 1998 were approximately $0.7 million, $2.6 million and $4.3 million, respectively. The expenditures were primarily associated with development of information systems and reporting technologies to adequately monitor business operations. Capital expenditures in the future are not expected to include expenditures outside the ordinary course of business.

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months. Cash requirements beyond twelve months are dependent on the Company's ability to introduce products which gain market acceptance and manage working capital requirements. The Company has introduced new products and has taken other steps to increase market acceptance and therefore resulting sales and revenues during 2001. However, there can be no assurance that the Company's projected cash resources will be sufficient to fund the Company's cash requirements after 2001. Accordingly, to remain viable after 2001, the Company must substantially increase revenues, raise additional capital, and/or substantially reduce its operations, notwithstanding the liquidity provided by the Company's revolving credit facility. Thus, the Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock. Further, there can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations, develop, enhance, and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition or liquidity.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement was amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF SFAS NO. 133 and SFAS No. 138, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES AND AMENDMENT OF SFAS NO. 133 and will be effective for financial statements for fiscal years beginning after June 15, 2000. The Company believes SFAS No. 133 as amended, will not have a material impact on its financial statements. The Company will adopt the provisions of SFAS No. 133 in the first quarter of 2001.

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

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS; UNCERTAIN CONSUMER ACCEPTANCE

Through the first quarter of 2001, the Company's net sales were derived primarily from the sale of fairway woods (original Tight Lies and Tight Lies 2). During the year ended December 31, 2000, the Company's fairway woods represented 70.5% of net sales whereas, for the year ended December 31, 1999, the Company's fairway woods represented 63.6% of net sales. To date, although certain of the Company's new product introductions have experienced modest success, we continue to be heavily dependent on sales of our fairway woods. The Company's ultimate success depends, in large part, on its ability to successfully develop and introduce new products accepted in the marketplace. Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection. Certain products previously introduced by the Company have not met the level of consumer acceptance anticipated by management. No assurance can be given that the products introduced by the Company after the original Tight Lies fairway woods will increase in consumer acceptance or that the Company will be able to design, manufacture and introduce new products that will meet with market acceptance. Failure by the Company to identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company's future growth and profitability. Additionally, successful technologies, designs and product concepts are likely to be copied by competitors. Accordingly, the Company's operating results could fluctuate as a result of the amount, timing and market acceptance of new product introductions by the Company or its competitors. The design of new golf clubs is also greatly influenced by the rules and interpretations of the USGA. Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, the Company believes that it is critical for its future success that new clubs introduced by the Company comply with USGA standards.

LIMITED HISTORY OF PROFITABILITY

The Company has a limited history of profitability. Although the Company generated net income during the year ended December 31, 1996 and the year ended December 31, 1998, it has historically experienced net losses from operations. For the years ended December 31, 1999 and 2000 the Company has experienced declining sales and increasing operating losses. There can be no assurance that the Company will be able to regain profitability on a quarterly or annual basis in the future. The Company has introduced new products and has taken other steps to increase market acceptance and therefore resulting sales and revenues during 2001. However, there can be no assurance that the Company's projected cash resources will be sufficient to fund the Company's cash requirements after 2001. Accordingly, to remain viable after 2001, the Company must substantially increase revenues, raise additional capital, and/or substantially reduce its operations, notwithstanding the liquidity provided by the Company's revolving credit facility. Thus, the Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock. Further, there can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition or liquidity.

COMPETITION

The market for golf clubs is highly competitive. The Company competes with a number of established golf club manufacturers, some of which have greater financial and other resources. The Company's competitors include Callaway Golf Company, adidas-Saloman AG (Taylor Made - adidas Golf), Fortune Brands, Inc. (Titleist and Cobra) and Karsten Manufacturing Company (PING), among others. The Company competes primarily on the basis of performance, brand name recognition, quality and price. The Company believes that its ability to market its products through multiple distribution channels, including on- and off-course golf shops and selected sporting goods retailers is important to the manner in which the Company competes. The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors including, among others, advertising, media, promotions and product endorsements. These preferences may also be subject to rapid and unanticipated changes. The Company could face substantial competition from existing or new competitors that introduce and successfully promote golf clubs that achieve market acceptance. Such competition could result in significant price erosion or increased promotional expenditures, either of which could have a material adverse effect on the Company's business, operating results and financial condition, There can be no assurance that Adams Golf will be able to compete successfully against current and future sources of competition or that its business, operating results or financial condition will not be adversely affected by increased competition in the markets in which it operates.

The golf club industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts. Due to the success of the Tight Lies fairway woods, the Company has experienced several competitors introducing products similar to the Tight Lies fairway woods. The Company may face competition from manufacturers introducing other new or innovative products or successfully promoting golf clubs that achieve market acceptance. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and the Company's image, and could have a material adverse effect on the Company's business, results of operations, financial position or liquidity.

The introduction of new products by the Company or its competitors can result in closeouts of existing inventories at both the wholesale and retail levels. Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices.

DEPENDENCE ON KEY PERSONNEL AND ENDORSEMENTS

The Company's success depends to a significant extent upon the performance of its senior management team, particularly the Company's founder, Chief Executive Officer and President, B.H (Barney) Adams. In addition to his direction and supervision of the day-to-day affairs of the Company, Mr. Adams spearheads the Company's product development efforts. The loss or unavailability of Mr. Adams would adversely affect the Company's business and prospects. None of the Company's officers or employees, including Mr. Adams, is bound by an employment agreement and the relations of such officers and employees are, therefore, at will. The Company has a $4.0 million key man life insurance policy on the life of Mr. Adams; however, there can be no assurance that the proceeds of such policy could adequately compensate the Company for the loss of his services. In addition, there is strong competition for qualified personnel in the golf club industry, and the inability to continue to attract, retain and motivate other key personnel could adversely affect the Company's business, operating results or financial condition.

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

HISTORICAL DEPENDENCE ON TELEVISION ADVERTISING

Over the past two years, the Company has significantly increased its use of traditional image-based advertising with a steady migration away from its original infomercial based approach. Sales of the Company's product at the retail level has been and may continue to be, highly dependent on the success of the Company's traditional image-based approach. The Company believes that its current television advertising strategy, like other advertising campaigns, will reach a point of diminishing return and will therefore need continued modification. No assurance can be given that another advertising strategy can be timely developed or that , if developed, such alternative strategy will achieve the same level of success as was previously enjoyed by the Company's original or current advertising strategy. A decline in effectiveness of the Company's marketing strategy could have a material adverse effect on the Company's business, operating results or financial condition.

SOURCES OF SUPPLY

The Company relies on a limited number of suppliers for a significant portion of the component parts used in the manufacture of its golf clubs. In addition, the Company is currently dependent on a single supplier (True Temper Sports) for the multi-material shafts used in the recently introduced Tight Lies ST and GT product lines. The Company could in the future experience shortages of components or periods of increased price pressures, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, failure to obtain adequate supplies or fulfill customer orders on a timely basis could have a material adverse effect on the Company's business, operating results, or financial condition.

PRODUCT WARRANTIES

The Company supports all of its golf clubs with a limited one year product warranty with the exception of the newly introduced GT shaft included in the Tight Lies GT irons, Tight Lies GT i-Wood, and Tom Watson GT wedge, and the ST shaft included in the Tight Lies ST fairway woods and drivers. These shafts carry a five year warranty on defects in quality and workmanship. The Company closely monitors the level and nature of warranty claims, and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market. Significant increases in the incidence of such claims may adversely affect the Company's sales and reputation with golfers. The Company establishes a reserve for warranty claims which it believes is sufficient to meet future claims. However, there can be no assurance that these reserves will be sufficient if the Company were to experience an unusually high incidence of problems with its products.

RISKS ASSOCIATED WITH INTELLECTUAL PROPERTY

Imitation of popular club designs is widespread in the industry. No assurance can be given that other golf club manufacturers will not be able to successfully sell golf clubs that imitate the Company's products without infringing on the Company's copyrights, patents, trademarks or trade dress. Many of the Company's competitors have obtained patent, trademark, copyright or other protection of intellectual property rights pertaining to golf clubs. No assurance can be given that the Company will not be adversely affected by the assertion of intellectual property rights violations by competitors. This effect could include alteration or withdrawal of existing products and delayed introduction of new products.

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

UNAUTHORIZED DISTRIBUTION AND COUNTERFEIT CLUBS

Despite the Company's efforts to limit its distribution to selected retailers, some quantities of the Company's products have been found in unapproved outlets or distribution channels. The existence of a "gray market" in the Company's products can undermine authorized retailers and foreign wholesale distributors who promote and support the Company's products, and can injure the Company's image in the minds of its customers and consumers. Adams Golf makes efforts to limit or deter unauthorized distribution of its products, but does not believe the unauthorized distribution of its products can be totally eliminated. The company does not believe that the unauthorized distribution of its clubs has had or will have a material adverse effect on the Company's results of operations, financial condition or competitive position, although there can be no assurance as to future results.

In addition, the Company is occasionally made aware of the existence of counterfeit copies of its golf clubs, particularly in foreign markets. The Company takes action in these situations through local authorities and legal counsel where practical. The Company does not believe that the availability of counterfeit golf clubs has had or will have a material adverse effect on the Company's results of operations, financial condition or competitive position, although there can be no assurance as to future results.

INDUSTRY SPECIFIC REQUIREMENTS

The Company performs ongoing credit evaluations of its retail customers' financial condition and generally requires no collateral from these customers. The Company believes it has adequate reserves for potential credit losses. However, because the Company has recently experienced an increase in bankruptcies and financial difficulties of certain of its retail customers, this trend may result in additional delinquent or uncollectible accounts for some of the Company's significant customers. Additionally, approximately 24% of the Company's net sales for the year ended December 31, 2000 were derived from a small number of customers. Accordingly, there can be no assurance that the Company's results of operations or cash flows will not be adversely impacted by the failure of these customers or its other customers to meet their obligations to the Company. Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific retail customers. Issuance of these terms (i.e., greater than 30 days or specific dating) is dependent on the Company's relationship with the customer and the customer's payment history. Payment terms are extended to selected customers typically during off-peak times in the year in order to promote the Company's brand name and to assure adequate product availability, often to coincide with planned promotions or advertising campaigns. Although a significant amount of the Company's sales are not affected by these terms, the extended terms do have a negative impact on the Company's financial position and liquidity. The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company's financial plans.

In addition to extended payment terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand. The Company's inventory balances were $13,779,000 and $19,101,000 at December 31, 2000 and 1999, respectively. The Company expects its inventory level in the future will remain at reduced levels as compared to historical trends, although no assurance can be given that actual results will coincide with expectations.

CERTAIN RISKS OF CONDUCTING BUSINESS ABROAD

The Company imports a significant portion of its component parts, including heads, shafts, headcovers and grips, from companies in Taiwan, China, Australia and Mexico. In addition, the Company sells its products to certain distributors located outside of the United States. The Company's international business is currently centered in Canada, Japan and the United Kingdom. The Company intends to focus its international expansion efforts in Canada, Japan and the United Kingdom and, to a lesser extent, in South Africa and Australia. The Company's business is subject to the risks generally associated with doing business abroad, such as foreign government regulations, foreign consumer preferences, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and exchange rates in countries in which the Company purchases components or sells its products.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Golf generally is regarded as a warm weather sport and sales of golf equipment have been historically strongest for the Company during the first and second quarters which ensures adequate levels of inventory at retail for the upcoming season. In addition, sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions. A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's future results of operations could be affected by a number of other factors, such as unseasonable weather patterns; demand for and market acceptance of the Company's existing and future products; new product introductions by the Company's competitors; competitive pressures resulting in lower than expected average selling prices; and the volume of orders that are received and that can be fulfilled in a quarter. Any one or more of these factors could adversely affect the Company or result in the Company failing to achieve its expectations as to future sales or net income.

Because most operating expenses are relatively fixed in the short term, the Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly results of operations and liquidity. If technological advances by competitors or other competitive factors require the Company to invest significantly greater resources than anticipated in research and development or sales and marketing efforts, the Company's business, operating results or financial condition could be materially adversely affected. Accordingly, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarter are not indicative of results to be expected for a full fiscal year. As a result of fluctuating operating results or other factors discussed above and below, in certain future quarters the Company's results of operations may be below the expectations of public market analysts or investors. In such event, the market price of the Company's common stock could be materially adversely affected.

ANTI-TAKEOVER PROVISIONS

The Company's Certificate of Incorporation and Amended and Restated Bylaws (the "Bylaws") contain, among other things, provisions establishing a classified Board of Directors, authorizing shares of preferred stock with respect to which the Board of Directors of the Company has the power to fix the rights, preferences, privileges and restrictions without any further vote or action by the stockholders, requiring that all stockholder action be taken at a stockholders' meeting and establishing certain advance notice requirements in order for stockholder proposals or director nominations to be considered at such meetings. In addition, the Company is subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law (the "DGCL"). In general this statue prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Such provision could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving the Company that some or a majority of the Company's stockholders might consider to be in its best interest, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price for the common stock. The potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of the Company, may discourage bids for the common stock at a premium over the market price of the common stock and adversely affect the market price of and voting and other rights of the holders of the common stock. The Company has not issued, and currently has no plans to issue, shares of preferred stock.

RISKS ASSOCIATED WITH ACQUISITIONS

The Company may make acquisitions of complementary services, technologies, product designs or businesses in the future. There can be no assurance that any future acquisition will be completed or that, if completed, any such acquisition will be effectively assimilated into the Company's business. Acquisitions involve numerous risks, including among others, loss of key personnel of the acquired company, the disruption of the Company's ongoing business, the maintenance of uniform standards, controls, procedures and policies, and the impairment of the Company's reputation and relationships with employees and customers. In addition, any future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, and amortization expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company business, operating results or financial condition.

TERMINATION OF FALDO CONTRACT

In May 1998, Adams Golf, Ltd. entered into an agreement with Nicholas A. Faldo. The agreement provided that Mr. Faldo provide a variety of services to Adams Golf, Ltd. including endorsement and use of certain of Adams Golf Ltd.'s products. This agreement required Adams Golf, Ltd. to make certain payments to Mr. Faldo, whether or not his endorsement results in increased sales of Adams Golf Ltd.'s products. Specifically, Mr. Faldo was entitled to receive a royalty of 5% of the net sales price of all Adams Golf's clubs (other than certain specialty items for which the royalty equals 10% of the net sales price) sold outside the U.S. throughout the term of the agreement. The agreement provided for a minimum royalty of $1,875,000 in 2000 escalating to $4,000,000 for the years 2004 through 2008. From 2009 through 2014 , the agreement did not provide a minimum royalty. On November 6, 2000 Adams Golf Ltd. announced that Mr. Faldo was in material breach of this contract and has ceased making all royalty payments. Although Mr. Faldo has not filed suit against the Company as a result of these actions, we believe that it is reasonably likely that he will do so. A claim from Mr. Faldo could require the Company to spend significant time and money in litigation. As a result, the cessation of this relationship with Mr. Faldo could have a material adverse effect on the Company's business, operating results or financial conditions.

FORWARD-LOOKING STATEMENTS

This Annual Report contains "forward-looking statements" made under the "safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "expect" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, product development difficulties; manufacturing difficulties; product introductions; market demand and acceptance of products; the impact of changing economic conditions; business conditions in the golf industry; reliance on third parties including suppliers; the impact of market peers and their products; the actions of competitors, including pricing, advertising and product development; risks concerning future technology; and one-time events and other factors detailed in this report under "Business Risks". Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein. The Company does not intend to update these forward-looking statements. Except as required by federal securities laws, Adams Golf undertakes no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to its cash equivalents and available-for-sale marketable securities. All of the Company's cash equivalents and available-for-sale marketable securities are fixed rate state government, municipal or corporate bonds. At December 31, 2000 and 1999, the cost and market value of such cash equivalents and marketable securities was approximately $20,978,000 and $29,706,000, respectively. A significant increase in interest rates would result in a decrease in the bond prices. The Company's investment policy sets minimum standards related to the quality, maturity and liquidity of such investments.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio at December 31, 2000 (in thousands, except percentages). It should be noted that all instruments in the Company's investment portfolio mature in the year ended December 31, 2001.


                                                                  FAIR
                                                   2001           VALUE
                                                ----------      ---------
Cash equivalents:
   Fixed rate                                   $   3,001       $   3,001
   Average interest rate                              6.1%
Marketable securities:
   Fixed rate                                   $  14,481       $  14,489
   Average interest rate                              6.5%


ITEM. 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are set forth herein under Item 14 commencing on page F-1. Schedule II to the financial statements is set forth herein under
Item 14 on page S-1. In addition, supplementary financial information is required pursuant to the provisions of Regulation S-K, Item 302, and is set forth herein under Item 14, note 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference from pages 3 through 8, inclusive, of the Company's Proxy Statement dated April 4, 2001 for the Annual Meeting of Stockholders on May 2, 2001 ("the 2001 Proxy Statement") under the respective captions, "Election of Directors", "Stock
Ownership--Section 16(a) Beneficial Ownership Reporting Compliance" and "Management--Executive Officers".

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from pages 8 through 11, inclusive, of the Company's 2001 Proxy Statement under the caption "Management--Compensation of Executive Officers".

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from page 6 through 7 of the Company's 2001 Proxy Statement under the caption "Stock Ownership--Beneficial Ownership of Certain Stockholders, Director and Executive Officers".

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from pages 8 through 11, inclusive, of the Company's 2001 Proxy Statement under the captions "Management--Employment Contracts and Change in Control Agreements," "--Compensation Committee Interlocks and Insider Participation" and "--Certain Transactions".

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

      (1)   CONSOLIDATED FINANCIAL STATEMENTS


      ITEM                                                                                          PAGE
      ----                                                                                          ----
      Index to Consolidated Financial Statements and Related Financial Statement Schedule            F-1
      Independent Auditors' Report                                                                   F-2
      Consolidated Balance Sheets as of December 31, 2000 and 1999                                   F-3
      Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and
           1998                                                                                      F-4
      Consolidated Statements of Stockholders' Equity for the years ended December 31,
           2000, 1999 and 1998                                                                     F-5-F-6
      Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and
           1998                                                                                      F-7
      Notes to Consolidated Financial Statements                                                   F-8-F-22

       (2)  FINANCIAL STATEMENT SCHEDULE

       The following financial statement schedule of the Company for the years ended December 31, 2000, 1999, and 1998 is filed as part of this Annual
       Report and should be read in conjunction with the Consolidated Financial
       Statements of the Company. All other schedules have been omitted because said schedules are not required under the related instructions or are not applicable, or because the information required is included in the Company's consolidated financial statements or the notes thereto.

       Schedule II--Valuation and Qualifying Accounts                                                 S-1

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



       EXHIBIT             DESCRIPTION                               LOCATION
       -------             -----------                               --------
       Exhibit 3.1         Amended and Restated Certificate of       Incorporated by reference to Form S-1
                              Incorporation                          (Exhibit 3.1)

       Exhibit 3.2         Amended and Restated By-laws              Incorporated by reference to Form S-1
                                                                     (Exhibit 3.2)

       Exhibit 4.1         1998 Stock Incentive Plan of the          Incorporated by reference to Form S-8
                           Company dated February 26, 1998, as       (Exhibit 4.1)
                           amended.

       Exhibit 4.2         1996 Stock Option Plan dated April 10,    Incorporated by reference to Form S-1
                           1998                                      (Exhibit 4.2)

       Exhibit 4.3         Adams Golf, Ltd. 401(k) Retirement Plan   Incorporated by reference to Form S-1
                                                                     (Exhibit 4.3)

       Exhibit 4.4         1999 Non-Employee Director Plan of        Incorporated by reference to 1999 Form
                           Adams Golf, Inc.                          10-K (Exhibit 4.4)






       Exhibit 4.5         1999 Stock Option Plan for Outside        Incorporated by reference to 1999 Form
                              Consultants of Adams Golf, Inc.        10-K (Exhibit 4.5)

       Exhibit 10.1        Agreement between the Registrant and      Incorporated by reference to Form S-1
                              Nick Faldo, dated April 22, 1998       (Exhibit 10.1)

       Exhibit 10.2        Amended and Restated Revolving Credit     Incorporated by reference to Exhibit 10.2 to
                              Agreement dated February 26, 1999,     the Annual Report on Form 10-K for the year
                              between Adams Golf Direct              year ended December 31, 1998
                              Response, Ltd. and NationsBank of
                              Texas N.A. and related promissory
                              note and guarantee

       Exhibit 10.3        Commercial Lease Agreement dated          Incorporated by reference to Form S-1
                              December 5, 1997, between              (Exhibit 10.3)
                              Jackson-Shaw Technology Center II,
                              Ltd. and the Company

       Exhibit 10.4        Commercial Lease Agreement dated          Incorporated by reference to Form S-1
                              April 6, 1998, between Jackson-Shaw    (Exhibit 10.4)
                              Technology Center, Ltd. and the
                              Company

       Exhibit 10.5        Letter agreement dated April 13, 1998     Incorporated by reference to Form S-1
                              Between the Company and Darl P.        (Exhibit 10.5)
                              Hatfield

       Exhibit 10.6        Amendment to Amended and Restated         Incorporated by reference to Exhibit 10.6 to
                              Revolving Credit Agreement dated       the Quarterly Report on Form 10-Q for the
                              August 13, 1999 between Adams Golf     quarter ended September 30, 1999
                              Direct Response, Ltd, Adams Golf,
                              Ltd. And Bank of America, N. A.

       Exhibit 10.7        Revolving Credit Agreement between        Incorporated by reference to Exhibit 10.7
                              Adams Golf, Ltd. and Legacy Bank of    to the Quarterly Report on Form 10-Q for
                              Texas                                  the quarter ended September 30, 2000

       Exhibit 10.8        Termination Letter - Revolving Credit     Included in this filing
                           Agreement between Adams Golf, Ltd. and
                           Legacy Bank of Texas

       Exhibit 10.9        Revolving Credit Agreement between        Included in this filing
                           Adams Golf, Ltd. and General Electric
                           Capital Corporation

       Exhibit 10.10       Change of Control Agreement - Oliver G.   Included in this filing
                           (Chip) Brewer

       Exhibit 10.11       Change of Control Agreement - Russell     Included in this filing
                           Fleischer

       Exhibit 10.12       Change of Control Agreement - Terry       Included in this filing
                           Marshall

       Exhibit 10.13       Change of Control Agreement - Joseph      Included in this filing
                           Wooster

       Exhibit 10.14       Change of Control Agreement - Timothy     Included in this filing
                           Reed








       Exhibit 10.15       Change of Control Agreement - Henry       Included in this filing
                           Lange

       Exhibit 10.16       Change of Control Agreement - Cindy       Included in this filing
                           Herington

       Exhibit 10.17       Change of Control Agreement - Jon         Included in this filing
                           Parsons

       Exhibit 10.18       Amended Commercial Lease Agreement        Included in this filing
                             dated April 6, 1998, between
                             Jackson-Shaw Technology Center, Ltd.
                             and the Company

       Exhibit 21.1        Subsidiaries of the Registrant            Included in this filing

       Exhibit 23.1        Consent of KPMG LLP                       Included in this filing


(b)      REPORTS ON FORM 8-K

On November 6, 2000, the Company filed a Current Report on Form 8-K disclosing a press release where Adams Golf, Ltd. declared professional golfer Nick Faldo in material breach of his contract.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ADAMS GOLF, INC., a Delaware corporation



Date:     March 30, 2001               By:  /s/ B. H. (BARNEY) ADAMS
                                          ------------------------------------
                                                B.H. (Barney) Adams
                                            CHAIRMAN OF THE BOARD AND
                                            CHIEF EXECUTIVE OFFICER


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:     March 30, 2001               By:  /s/ B. H. (BARNEY) ADAMS
                                          -----------------------------------
                                                          B.H. (Barney) Adams
                                                    CHAIRMAN OF THE BOARD AND
                                                      CHIEF EXECUTIVE OFFICER
                                                (PRINCIPAL EXECUTIVE OFFICER)



Date:     March 30, 2001                By:  /s/ RUSSELL L. FLEISCHER
                                           ----------------------------------
                                                        Russell L. Fleischer,
                                                      CHIEF FINANCIAL OFFICER
                                                                AND TREASURER
                                                (PRINCIPAL FINANCIAL OFFICER)



Date:     March 30, 2001               By:  /s/ GABRIEL J. NILL
                                          -----------------------------------
                                                              Gabriel J. Nill
                                          CONTROLLER AND MANAGER OF FINANCIAL
                                              SERVICES, (PRINCIPAL ACCOUNTING
                                                                     OFFICER)



Date:     March 30, 2001               By: /s/ OLIVER G. BREWER
                                          ------------------------------------
                                                              Oliver G. Brewer
                                                      CHIEF OPERATING OFFICER,
                                                        PRESIDENT AND DIRECTOR



Date:     March 30, 2001               By: /s/ MARK R. MULVOY
                                          ------------------------------------
                                                                Mark R. Mulvoy
                                                                      DIRECTOR

Date:     March 30, 2001               By: /s/ PAUL F. BROWN, JR.
                                          -----------------------------------
                                                            Paul F. Brown, Jr.
                                                                      DIRECTOR



Date:     March 30, 2001               By:  /s/ STEPHEN R. PATCHIN
                                           ----------------------------------
                                                           Stephen R. Patchin
                                                                     DIRECTOR



Date:     March 30, 2001               By:  /s/ ROBERT F. MACNALLY
                                           ----------------------------------
                                                           ROBERT F. MACNALLY
                                                                     DIRECTOR

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND RELATED FINANCIAL STATEMENT SCHEDULE


                                                                                                      PAGE
                                                                                                      ----
CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report                                                                          F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                                          F-3

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998            F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999
     and 1998                                                                                      F-5 - F-6

Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998                                                                 F-7

Notes to Consolidated Financial Statements                                                         F-8 - F-22

FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule of the Company for the years ended
December 31, 2000, 1999 and 1998 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

Schedule II--Valuation and Qualifying Accounts                                                        S-1

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Adams Golf, Inc.:

We have audited the consolidated financial statements of Adams Golf, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Golf, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       KPMG LLP


Dallas, Texas
January 31, 2001, except as to
     Note 11, which is as of March 27, 2001

                        ADAMS GOLF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                              DECEMBER 31,
                                                                                         -----------------------
                                                                                           2000          1999
                                                                                         -----------   ---------
                                                     ASSETS

Current assets:
   Cash and cash equivalents                                                             $   6,488     $   2,786
   Marketable securities (note 2)                                                           14,489        18,464
   Trade receivables, net (note 3)                                                           4,701        11,012
   Inventories (note 4)                                                                     13,779        19,101
   Prepaid expenses                                                                            713           884
   Income tax receivable                                                                        76         4,836
   Deferred income tax assets (note 12)                                                          -           660
   Other current assets                                                                        723           621
                                                                                         -----------   ---------
      Total current assets                                                                  40,969        58,364
Property and equipment, net (note 5)                                                         5,733         7,565
Marketable securities (note 2)                                                                   -         8,456
Professional services agreement (note 6)                                                         -         8,438
Other assets, net (note 7)                                                                   1,084           387
                                                                                         -----------   ---------
                                                                                         $  47,786      $  83,210
                                                                                         ===========   =========


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                      $   1,255     $   1,981
   Accrued expenses (note 8)                                                                 5,213         2,516
                                                                                         -----------   ---------
      Total current liabilities                                                              6,468         4,497
Deferred income tax liabilities (note 12)                                                        -           342
Other non-current liabilities                                                                   66             -
                                                                                         -----------   ---------
   Total liabilities                                                                         6,534         4,839
                                                                                         -----------   ---------

Stockholders' equity (note 13):
   Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued                    -             -
   Common stock, $0.001 par value; authorized 50,000,000 shares;
         23,137,571 shares issued and 22,480,071 shares outstanding                             23            23
   Additional paid-in capital                                                               86,037        85,919
   Common stock subscription                                                                   (22)          (22)
   Deferred compensation                                                                      (221)         (476)
   Accumulated other comprehensive loss                                                       (295)          (44)
   Accumulated deficit                                                                     (41,134)       (3,893)
   Treasury stock, 657,500 common shares at cost                                            (3,136)       (3,136)
                                                                                         -----------   ---------
      Total stockholders' equity                                                            41,252        78,371
                                                                                         -----------   ---------
Commitments and contingencies (notes 6 and 9)
                                                                                         $  47,786     $  83,210
                                                                                         ===========   =========


       See accompanying notes to consolidated financial statements

                        ADAMS GOLF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------
                                                                            2000          1999         1998
                                                                        ------------  ------------   --------
Net sales                                                                $   42,449     $  54,652    $ 85,989
Cost of goods sold (note 4)                                                  19,680        18,528      22,705
                                                                        ------------  ------------   --------
      Gross profit                                                           22,769        36,124      63,284
                                                                        ------------  ------------   --------
Operating expenses:
   Research and development expenses                                          2,083         2,092       1,532
   Selling and marketing expenses                                            37,140        41,742      31,353
   General and administrative expenses:
      Provision for bad debts                                                 4,441         1,709       1,464
      Other                                                                  10,020         9,316      10,435
   Write-off of prepaid professional service agreement (note 6)               7,594             -           -
                                                                        ------------  ------------   --------
         Total operating expenses                                            61,278        54,859      44,784
                                                                        ------------  ------------   --------
         Operating income (loss)                                            (38,509)      (18,735)     18,500
Other income (expense):
   Interest income                                                            1,372         1,714       1,367
   Interest expense                                                             (26)          (37)        (71)
   Other                                                                        159             -        (103)
                                                                        ------------  ------------   --------
         Income (loss) before income taxes                                  (37,004)      (17,058)     19,693
Income tax expense (benefit) (note 12)                                          237        (6,469)      7,183
                                                                        ------------  ------------   --------
      Net income (loss)                                                   $ (37,241)    $ (10,589)   $ 12,510
                                                                        ============  ============   ========
Income (loss) per common share
      Basic and diluted                                                   $   (1.66)    $   (0.47)       0.61
                                                                        ============  ============   ========

      See accompanying notes to consolidated financial statements

                        ADAMS GOLF, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                                             ACCUMULATED      RETAINED
                            SHARES OF              ADDITIONAL    COMMON                         OTHER         EARNINGS
                              COMMON     COMMON     PAID-IN       STOCK        DEFERRED     COMPREHENSIVE   (ACCUMULATED
                               STOCK      STOCK      CAPITAL   SUBSCRIPTION  COMPENSATION       INCOME          DEFICIT)
                                                                                               (LOSS)
                           -----------  ---------  ----------  -----------  -------------   -------------   -----------
Balance, December 31, 1997  15,719,338  $     16   $  14,123   $       -    $          -    $          -    $    (5,814)
Comprehensive income:
  Net income                         -         -           -           -               -               -         12,510
  Other comprehensive
    income, net of tax -
   Unrealized gain on
     marketable securities           -         -           -           -               -             150              -

Comprehensive income                 -         -           -           -               -               -              -
Issuance of common stock     4,037,500         4      58,468           -               -               -              -
Issuance of stock options            -         -       2,027           -          (2,027)              -              -
Forfeiture of stock                  -         -        (487)          -             487               -              -
options
Exercise of stock options    2,479,944         2         928        (230)              -               -              -
Payment of stock                     -         -           -         208               -               -              -
subscription
Grant of stock (note 6)        900,000         1      10,124           -               -               -              -
Treasury stock purchases
   (657,500 shares)                  -         -           -           -               -               -              -
Amortization of deferred
   compensation                      -         -           -           -             836               -              -
                           -----------  ---------  ----------  -----------  -------------   -------------   -----------
 Balance, December 31,      23,136,782  $     23   $  85,183   $     (22)   $       (704)   $        150    $     6,696
   1998
Comprehensive loss:
  Net loss                           -         -           -           -               -               -        (10,589)
  Other comprehensive
    loss, net of tax -
   Unrealized loss on
     marketable securities           -         -           -           -               -            (194)             -

Comprehensive loss                   -         -           -           -               -               -              -

Forfeiture of stock                  -         -         (38)          -              38               -              -
  options
Exercise of stock options          789         -           2           -               -               -              -
Tax benefit from exercise
   of stock options                  -         -         772           -               -               -              -
Amortization of deferred
   compensation                      -         -           -           -             190               -              -
                            -----------  ---------  ----------  -----------  -------------   -------------   -----------
  Balance, December 31,     23,137,571   $    23    $  85,919   $    (22)    $      (476)    $       (44)    $   (3,893)
    1999
                            -----------  ---------  ----------  -----------  -------------   -------------   -----------



                                             COST OF      TOTAL
                             COMPREHENSIVE   TREASURY  STOCKHOLDERS'
                             INCOME (LOSS)     STOCK        EQUITY
                            ---------------  --------  -------------
Balance, December 31, 1997                   $     -   $     8,325
Comprehensive income:
  Net income                $      12,510          -        12,510
  Other comprehensive
    income, net of tax -
  Unrealized gain on
    marketable securities             150          -           150
                            ---------------
Comprehensive income        $      12,660          -             -
                            ===============
Issuance of common stock                           -        58,472
Issuance of stock options                          -             -
Forfeiture of stock
options                                            -             -
Exercise of stock options                          -           700
Payment of stock                                               208
subscription                                       -
Grant of stock (note 6)                            -        10,125
Treasury stock purchases
   (657,500 shares)                           (3,136)       (3,136)
Amortization of deferred
   compensation                                    -           836
                                            ---------   ----------
  Balance, December 31, 1998                 $(3,136)   $   88,190

Comprehensive loss:
  Net loss                        (10,589)         -       (10,589)
  Other comprehensive
    loss, net of tax -
   Unrealized loss on
     marketable securities           (194)         -          (194)

Comprehensive loss          $     (10,783)         -             -
                            ===============
Forfeiture of stock
options                                            -             -
Exercise of stock options                          -             2
Tax benefit from exercise
   of stock options                                -           772
Amortization of deferred
   compensation                                    -           190
                                             --------    ---------
  Balance, December 31, 1999                 $(3,136)    $  78,371
                                             --------    ---------

                                                                 (continued)

       See accompanying notes to consolidated financial statements

                        ADAMS GOLF, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998




                                                                                             ACCUMULATED      RETAINED
                            SHARES OF              ADDITIONAL    COMMON                         OTHER         EARNINGS
                              COMMON     COMMON     PAID-IN       STOCK        DEFERRED     COMPREHENSIVE   (ACCUMULATED
                               STOCK      STOCK      CAPITAL   SUBSCRIPTION  COMPENSATION       INCOME          DEFICIT)
                                                                                               (LOSS)
                           -----------  ---------  ----------  -----------  -------------   -------------   -----------
Balance, December 31, 1999  23,137,571  $     23   $    85,919 $      (22)  $        (476)  $         (44)  $    (3,893)
Comprehensive loss:
  Net loss                           -         -           -            -               -               -       (37,241)
  Other comprehensive
    income (loss), net of
    tax -
   Unrealized gain on
     marketable securities           -         -           -            -               -              47             -
   Unrealized loss on
     foreign currency
     translation                     -         -           -            -               -            (298)            -

Comprehensive loss                   -         -           -            -               -               -             -

Issuance of stock options            -         -          171           -            (171)              -             -
Forfeiture of stock                  -         -          (53)          -              53               -             -
options
Amortization of deferred
   compensation                                                                       373
                            ----------- ---------- ----------- ------------ --------------- --------------- -------------
Balance, December 31, 2000  23,137,571  $     23   $   86,037  $      (22)  $        (221)  $        (295)  $   (41,134)
                            =========== ========== =========== ============ =============== =============== =============


                                             COST OF      TOTAL
                             COMPREHENSIVE   TREASURY  STOCKHOLDERS'
                             INCOME (LOSS)     STOCK        EQUITY
                            ---------------  --------  -------------

Balance, December 31, 1999                   $ (3,136)  $  78,371
Comprehensive loss:
  Net loss                   $  (37,241)            -     (37,241)
  Other comprehensive
    income (loss), net of
    tax -
   Unrealized gain on
     marketable securities           47             -          47
   Unrealized loss on
     foreign currency
     translation                   (298)            -        (298)
                             -------------
Comprehensive loss           $   (37,492)           -           -
                             =============
Issuance of stock options                           -           -
Forfeiture of stock                                 -           -
options
Amortization of deferred
   compensation                        -            -         373
                                             ---------  -------------
Balance, December 31, 2000                   $ (3,136)  $  41,252
                                             ========== ==============

       See accompanying notes to consolidated financial statements

                        ADAMS GOLF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                   YEARS ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                  2000         1999        1998
                                                                              ------------  ----------   ---------
Cash flows from operating activities:
   Net income (loss)                                                           $ (37,241)   $(10,589)   $  12,510
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
     Depreciation and amortization of property and equipment
       and intangible assets                                                       3,696       3,447        2,204

     Loss on retirement of property and equipment                                      -           -          111
     Loss on write-off of professional services agreement                          7,594           -            -
     Adjustment of inventory to lower of cost or market                            2,513           -            -
     Amortization of deferred compensation                                           373         190          836
     Deferred income taxes                                                           292        (903)       1,077
     Allowance for doubtful accounts                                                 565        (328)         596
     Changes in assets and liabilities:
        Trade receivables                                                          5,746      (8,662)       5,053
        Inventories                                                                2,809      (5,789)      (8,825)
        Prepaid expenses                                                             171           1         (376)
        Income tax receivable                                                      4,760      (2,748)      (2,088)
        Other current assets                                                        (103)        666         (350)
        Other assets                                                              (1,249)        326       (3,567)
        Accounts payable                                                            (726)        829          774
        Federal income taxes payable                                                   -           -       (1,021)
        Accrued expenses                                                           2,635      (1,902)      (3,218)
                                                                              ------------   ----------   ---------
           Net cash provided by (used in) operating activities                    (8,165)    (25,462)       3,716
                                                                              ------------   ----------   ---------

Cash flows from investing activities:
   Purchases of marketable securities                                            (22,481)   (143,471)     (34,145)
   Sales of marketable securities                                                  5,999      69,900            -
   Maturities of marketable securities                                            29,100      80,939            -
   Purchases of equipment                                                           (693)     (2,635)      (4,258)
                                                                              -----------   ----------   ---------
            Net cash provided by (used in) investing activities                   11,925       4,733      (38,403)
                                                                              -----------   ----------   ---------
Cash flows from financing activities:
   Proceeds from initial public offering                                               -           -       60,078
   Initial public offering costs                                                       -           -       (1,606)
   Purchase of treasury stock                                                          -           -       (3,136)
   Proceeds from notes payable and line of credit                                      -           -        7,135
   Repayment of line of credit borrowings                                              -           -       (6,000)
   Repayment of notes payable to shareholder                                           -        (175)        (960)
   Issuance of common stock                                                            -           2          908
   Principal payments under capital lease obligation                                 (58)          -            -
                                                                              -----------   ----------   ---------
             Net cash provided by (used in) financing activities                     (58)       (173)      56,419
                                                                              -----------   ----------   ---------
Net increase (decrease) in cash and cash equivalents                               3,702     (20,902)      21,732
Cash and cash equivalents at beginning of year                                     2,786      23,688        1,956
                                                                              -----------   ----------   ---------
Cash and cash equivalents at end of year                                      $    6,488    $  2,786     $ 23,688
                                                                              ===========   ==========   =========
Supplemental disclosure of cash flow information:
   Interest paid                                                              $        12   $      3     $     27
                                                                              ============  ==========   =========
   Income taxes paid, net of refunds                                          $    (4,849)  $ (3,094)    $  9,298
                                                                              ============  ==========   =========
Supplemental disclosure of non-cash investing and financing activities:
   Stock issued for professional services agreement (note 6)                  $          -  $      -     $ 10,125
                                                                              ============  ==========   =========
   Equipment financed with capital lease                                      $        186  $      -     $     -
                                                                              ============  ==========   =========

       See accompanying notes to consolidated financial statements

                        ADAMS GOLF, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999
        (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)   GENERAL

       Adams Golf, Inc. (the "Company") was founded in 1987. The Company designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs, and provides custom golf club fitting technology. These products are marketed primarily under the names Tight Lies ST, Tight Lies GT i-Wood, Tight Lies 2, Tight Lies Tour, and Tight Lies in the fairway wood category; Tight Lies ST, Tight Lies 2, and SC Series in the driver category; and Tight Lies GT in the iron and wedge categories.

       The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

       (c)   INVENTORIES

       Inventories are valued at the lower of cost or market and primarily consist of finished golf clubs and component parts. Cost is determined using the first-in, first-out method.

       (e)   PROPERTY AND EQUIPMENT

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

       (e)   REVENUE RECOGNITION

       The Company records revenue as earned, which occurs when the product is shipped.

       (f)   OTHER ASSETS AND RELATED AMORTIZATION EXPENSE

       Other assets consist primarily of goodwill, costs of obtaining patents, and various deposits. Goodwill is being amortized over five years. Patent amortization is computed using the straight-line method over the estimated useful lives of the assets, which range from five to 20 years.

                        ADAMS GOLF, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999
        (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (g)   RESEARCH AND DEVELOPMENT

       Research and development costs consist of all costs incurred in planning, designing and testing of golf equipment, including salary costs related to research and development, and are expensed as incurred.

       (h)   ADVERTISING COSTS

       Advertising costs, other than direct response (infomercial) costs, are expensed as incurred and aggregated to approximately $16,547,000 and $24,606,000 and $17,083,000 in 2000, 1999 and 1998, respectively.

       (i)   PRODUCT WARRANTY

       The Company's golf equipment is sold under warranty against defects in material and workmanship for a period of one year with the exception of the GT and ST shafts which carry a five year warranty. An allowance for estimated future warranty costs is recorded in the period products are sold.

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

       (k)   INCOME (LOSS) PER SHARE

       The weighted average common shares used for basic net income (loss) per common share were 22,480,071, 22,479,915, and 20,434,775 for 2000, 1999 and 1998, respectively. The effect of dilutive stock options added 241,520 shares for 1998 for the computation of diluted income per common share. Options to purchase 1,219,000, 986,000 and 100,000 shares of common stock, which were outstanding during 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

       (l)   FINANCIAL INSTRUMENTS

       The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying amount of marketable securities is based on quoted market prices.

                        ADAMS GOLF, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999
        (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (m)   IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF

       The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset. The cash flows would be discounted at a rate equal to the Company's incremental borrowing rate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       (n)   COMPREHENSIVE INCOME (LOSS)

       Comprehensive income (loss) consists of net income (loss), unrealized gains and losses, net of related tax effect, on marketable securities classified as available-for-sale and foreign currency translation gains and losses and is presented in the consolidated statement of stockholders' equity.

       (o)   STATEMENTS OF CASH FLOWS

       The Company considers all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents.

       (p)   USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

       (q)   CLASSIFICATION OF SHIPPING AND HANDLING FEES AND COSTS

       In July 2000, the Emerging Issues Task Force ("EITF") finalized its consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" Pursuant to EITF Issue No. 00-10, all amounts billed to customers for shipping and handling should be included in "net sales" and costs incurred related to shipping and handling should be included in "cost of goods sold." The Company has previously included shipping and handling revenues and costs in "selling and marketing" expenses. The Company's Statements of Operations for the years ended December 31, 2000, 1999 and 1998 have been reclassified to reflect the classification required by EITF Issue No.00-10. For the years ended December 31, 2000, 1999 and 1998 net sales includes shipping and handling fees of $470,000, $652,000 and $1,378,000, respectively. For the years ended December 31, 2000, 1999 and 1998 cost of goods sold includes shipping and handling costs of $687,000, $957,000 and $1,264,000, respectively.

                        ADAMS GOLF, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       DECEMBER 31, 2000 AND 1999
                       (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (r)   SEGMENT REPORTING

       The Company is organized by functional responsibility and operates as a single segment and within that segment offers more than one class of product. The following table sets forth net sales by product class for years ended December 31, 2000, 1999 and 1998:


                                                              2000                1999               1998
                                                          ------------        ------------       --------
         Fairway Woods                                     $    29,909          $   34,759       $ 82,945
         Drivers                                                 9,687              17,762              -
         Other (primarily irons and wedges)                      2,853               2,131          3,044
                                                          -------------       ------------       --------
            Total                                          $    42,449          $   54,652       $ 85,989
                                                          =============       ============       ========

(2)    MARKETABLE SECURITIES

       Marketable securities consist of the following:


                                                                          DECEMBER 31, 2000
                                                            ------------------------------------------------
                                                                                UNREALIZED
                                                                                 GAINS/             FAIR
                                                              COST              (LOSSES)            VALUE
                                                            ------------     ------------     ---------------
         Commercial paper                                   $   3,981        $        (1)        $     3,980
         Governmental bonds                                     8,500                  9               8,509
         Corporate bonds                                        2,000                  -               2,000
                                                            ------------     ------------     ---------------
                                                               14,481                  8              14,489
         Less current amounts                                 (14,481)                (8)            (14,489)
                                                            ------------     ------------     ---------------
         Long-term marketable securities                    $       -        $         -         $         -
                                                            ============     ============     ===============

                                                                          DECEMBER 31, 1999
                                                            ------------------------------------------------
                                                                                UNREALIZED
                                                                                 GAINS/             FAIR
                                                              COST              (LOSSES)            VALUE
                                                            ------------     ------------     ---------------
         Commercial paper                                   $   7,606          $    (154)        $     7,452
         Governmental bonds                                    15,385                 54              15,439
         Corporate bonds                                        3,998                 31               4,029
                                                            ------------     ------------     ---------------
                                                               26,989                (69)             26,920
         Less current amounts                                 (18,489)                25             (18,464)
                                                            ------------     ------------     ---------------
         Long-term marketable securities                    $   8,500         $      (44)        $     8,456
                                                            ============     ============     ==============

       During the year ended December 31, 2000, there were approximately $29,100,000 in proceeds received from maturities of available-for-sale securities and approximately $22,481,000 in purchases of securities. In addition, there were approximately $5,999,000 in proceeds received from sales of available-for-sale securities which included realized gains of approximately $79,000 and realized losses of approximately $67,000 using the specific identification method. All marketable securities as of December 31, 2000 mature within one year.

                        ADAMS GOLF, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2000 AND 1999
           (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(3)      TRADE RECEIVABLES

       Trade receivables consist of the following at December 31, 2000 and 1999:


                                                                                 2000                1999
                                                                             ------------        --------
         Trade receivables                                                    $    6,232            $ 11,978
         Allowance for doubtful accounts                                          (1,531)               (966)
                                                                             ------------          ----------
                                                                              $    4,701            $ 11,012
                                                                              ===========           ========

(4)      INVENTORIES

       Inventories consist of the following at December 31, 2000 and 1999:


                                                                                 2000                1999
                                                                             ------------        --------
         Finished goods                                                       $    4,407          $    6,208
         Component Parts                                                           9,372              12,893
                                                                             ------------       -  ---------
                                                                               $  13,779           $  19,101
                                                                               ==========          =========

       During the fourth quarter of 2000, the Company adjusted the carrying value of the finished good and component part inventories to net realizable value. The impact of the adjustment reduced inventory and increased cost of goods sold by $2,513,000.

(5)      PROPERTY AND EQUIPMENT, NET

       Property and equipment consist of the following at December 31, 2000 and 1999:


                                                                                 2000                1999
                                                                             ------------        --------
         Equipment                                                            $    1,000         $       948
         Computers and software                                                    9,210               8,795
         Furniture and fixtures                                                      703                 708
         Leaseholds                                                                  249                 158
         Accumulated depreciation and amortization                                (5,429)             (3,044)
                                                                             ------------          ----------
                                                                              $    5,733           $   7,565
                                                                              ===========          =========

(6)      PROFESSIONAL SERVICES AGREEMENT

       The professional service agreement consisted of a contract entered into by Adams Golf, Ltd. and Nicholas A. Faldo ("Faldo"), a professional golfer, which provided, among other things, for Mr. Faldo's endorsement and use of the Company's products, as well as the design, development and testing of new technologies and products. As consideration for such services Mr. Faldo received 900,000 shares of the Company's common stock, which were valued at the fair market value of the stock ($11.25 per share) as of May 1, 1998 the effective date of the agreement. The value of the stock was being amortized on a straight-line basis over ten years, which represented the estimated period during which the Company would realize benefits under the agreement. In addition, Mr. Faldo was receiving royalty payments representing 5% of net sales outside U.S. with a minimum annual amount of $1,875,000 in 2000 increasing ratably to $4,000,000 in 2004.

                        ADAMS GOLF, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2000 AND 1999
        (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(6)    PROFESSIONAL SERVICES AGREEMENT (CONTINUED)

       On November 6, 2000, Adams Golf, Ltd. announced that Mr. Faldo was in material breach of his contract for failure to use certain of the Company's products. Accordingly, the professional services agreement no longer has future benefit to the Company and the remaining unamortized balance of the value of the stock of $7,594,000 was written off as a component of operating expenses in the current year. In addition, the Company ceased making royalty payments as of March 31, 2000. See note 9 for additional information regarding the Faldo agreement.

(7)    OTHER ASSETS, NET

       Other assets, net, consist of the following at December 31, 2000 and 1999:


                                                                              2000             1999
                                                                          ------------     --------
         Goodwill, net of amortization of $227 and $25                    $      944       $    204
         Deposits, including amounts for fixed assets purchased                   22             16
         Other                                                                   118            167
                                                                          --------------   ---------
                                                                          $    1,084        $   387
                                                                          =============    =========

(8)      ACCRUED EXPENSES

       Accrued expenses consist of the following at December 31, 2000 and 1999:


                                                                              2000                1999
                                                                          ------------        --------
         Payroll and commissions                                          $        235       $    191
         Royalties                                                               1,143            454
         Advertising                                                             1,238            321
         Product warranty expense and sales returns                                535            530
         Professional services                                                      85            121
         Accrued software and licensing costs                                        -            228
         Other                                                                   1,977            671
                                                                          -------------      --------
                                                                           $     5,213         $2,516
                                                                           ============        ======

(9)      COMMITMENTS AND CONTINGENCIES

       The Company is obligated under certain noncancellable operating leases for manufacturing, warehouse and office space. A summary of the minimum rental commitments under noncancellable leases is as follows:



         YEARS ENDING
         DECEMBER 31,
         ------------
               2001                                  $      674
               2002                                         697
               2003                                         677
               2004                                          85
                                                    ------------
                                                      $   2,133
                                                    ============

                        ADAMS GOLF, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999
           (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(9)      COMMITMENTS AND CONTINGENCIES (CONTINUED)

       Rent expense was approximately $710,000, $947,000 and $472,000 for the years ended December 31, 2000, 1999, and 1998.

       During the past two years the Company has experienced declining sales and increasing operating losses. Should this trend continue, it may be necessary to secure additional financing to continue operations. There can be no assurance that any additional financing will be available on acceptable terms. Should the Company be unable to obtain additional financing, it may be required to halt capital expenditure programs, reduce costs associated with its current infrastructure, and decrease the level of expenditures necessary to support marketing efforts and advertising campaigns, which could further reduce sales.

       Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court for the District of Delaware. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO. In particular, the complaints allege that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas. Plaintiffs contend that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) allegedly threatened the Company's long term profits. Plaintiffs also allege that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level which had an adverse impact on the Company's sales. On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed. The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. On July 5, 2000 the Company filed a motion to dismiss the consolidated, amended complaint. The motion is now fully briefed and under submission with the court. The Company denies the allegations in the complaint and intends to defend it vigorously.

       The Company maintains directors' and officers' and corporate liability insurance to cover risks associated with these securities claims filed against the Company or its directors and officers.

       At this time it is not possible to predict whether the Company will incur any liability or to estimate damages, or the range of damages, that the Company might incur in connection with such actions. The Company is also not able to estimate the amount, if any, of reimbursements that it would receive from insurance policies should damages with respect to the above actions be incurred.

       In January 2001, the Company was notified that it was part of an investigation by the Federal Trade Commission concerning practices surrounding manufacturers' minimum advertised price policies and Internet retailers. As it is too early to determine the impact or scope of this investigation, the Company is not able to estimate the amount, if any, of any potential liability. Pending the results of the investigation, no assurance can be given that the findings of the commission will not have a material adverse affect on the Company's results of operations, financial condition or competitive position.

                        ADAMS GOLF, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999
           (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


(9)      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         In May 1998, Adams Golf, Ltd. entered into an agreement with Nicholas
         A. Faldo. The agreement provided that Mr. Faldo provide a variety of services to Adams Golf, Ltd. including endorsement and use of certain of Adams Golf Ltd.'s products. This agreement required Adams Golf, Ltd. to make certain payments to Mr. Faldo, whether or not his endorsement results in increased sales of Adams Golf Ltd.'s products. Specifically, Mr. Faldo was entitled to receive a royalty of 5% of the net sales price of all Adams Golf's clubs (other than certain specialty items for which the royalty equals 10% of the net sales price) sold outside the U.S. throughout the term of the agreement. The agreement provided for a minimum royalty of $1,875,000 in 2000 escalating to $4,000,000, for the years 2004 through 2008. From 2009 through 2014, the agreement did not provide a minimum royalty. On November 6, 2000 Adams Golf Ltd. announced that Mr. Faldo was in material breach of his contract and has ceased making all royalty payments. Although Mr. Faldo has not asserted a claim against the Company as a result of these actions, we believe it is reasonably likely that he will do so. A claim from Mr. Faldo could require the Company to spend significant time and money in litigation. As a result, the cessation of this relationship with Mr. Faldo could have a material adverse effect on the Company's business, operating results or financial condition.

         From time to time the Company is engaged in various legal proceedings in the normal course of business. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, the Company, based on consultation with legal counsel, is of the opinion that there are not matters pending or threatened which could have a material adverse effect on the Company's financial conditions, results of operations or liquidity.

(10)    RETIREMENT PLAN

         In February 1998, the Company adopted the Adams Golf, Ltd. 401(k) Retirement Plan (the "Plan"), which covers substantially all employees. The Company matches 50% of employee contributions up to a maximum of 6% of the employee's compensation. For the years ended December 31, 2000, 1999 and 1998 the Company contributed approximately $184,000 and $162,000 and $74,000 respectively, to the Plan.

(11)    DEBT

         On March 27, 2001, the Company executed a $10.0 million revolving credit facility with General Electric Capital Corporation, which expires on March 27, 2004. The revolving credit facility is secured by certain of the Company's eligible accounts receivable and inventories. Borrowings under the revolving credit facility are payable on demand and bear interest at the GE Capital Commercial Paper Rate plus 3.75% per year. At March 23, 2001, the GE Capital Commercial Paper Rate was 4.91%. The unused portion of the revolving credit facility is subject to a commitment fee of 0.25% per year. The credit facility requires the Company to maintain compliance with certain financial ratio covenants, including, among other things, minimum tangible net worth, fixed charge coverage ratio, net borrowing availability and cash balances. In addition, the Company will be subject to limitations on capital expenditures and net losses. Currently, the Company does not have any outstanding borrowings under the facility.

                        ADAMS GOLF, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999
           (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


(12)    INCOME TAXES

       Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 consists of the following:


                                              2000                1999               1998
                                          ------------        ------------       --------
         Federal - current                $         -         $   (5,671)        $  5,486
         Federal - deferred                       318               (798)           1,077
         State - current                          (81)                 -              620
                                         -------------        ------------       ----------
                                          $       237         $   (6,469)        $  7,183
                                          ============        ============       ==========

       Actual income tax expense differs from the "expected" income tax expense (benefit) (computed by applying the U.S. federal corporate tax rate of 35% to income (loss) before income taxes) for the years ended December 31, 2000, 1999 and 1998 as follows:



                                                                  2000                1999               1998
                                                              ------------        ------------       --------
         Computed "expected" tax expense (benefit)              $ (12,951)         $   (5,970)    $    6,892
         State income taxes, net of federal tax benefit              (364)                  -            403
         Non-taxable interest income                                    -                (350)          (286)
         Change in valuation allowance for deferred tax            13,634                   -            (50)
           assets
         Other                                                        (82)               (149)           224
                                                              -------------      -------------   -----------
                                                              $       237          $   (6,469)     $   7,183
                                                              ============         ===========     =========

                        ADAMS GOLF, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999
           (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(12)    INCOME TAXES (CONTINUED)

       The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:


                                                                                      2000               1999
                                                                                  ------------       --------
         Deferred tax assets:
            Allowance for doubtful accounts receivable                           $       551         $    338
            Research and development costs                                                 -              116
            Rebate allowance                                                              54               69
            Product warranty and sales returns                                           193              231
            Lower of cost or market inventory writedown                                  905                -
            Other reserves                                                                34               26
            Research and development tax credit carryforwards                            556              556
            Unrealized loss on marketable securities                                       -               25
            Net operating loss carryforwards                                          11,345            1,910
                                                                                  ------------       ---------
              Total gross deferred tax assets                                         13,638            3,271
              Valuation allowance                                                    (13,634)               -
                                                                                  ------------       ---------
              Net deferred tax assets                                                      4            3,271
                                                                                  ------------       ---------
         Deferred tax liabilities:
            Prepaid professional services                                                  -            2,953
            Unrealized gain on marketable securities                                       4                -
                                                                                  ------------       ---------
              Total gross deferred tax liabilities                                         4            2,953
                                                                                  ------------       ---------
              Net deferred tax assets                                             $        -         $    318
                                                                                  ============       =========

       In assessing the realizablility of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

       At December 31, 2000, the Company cannot determine based on a weighting of objective evidence that it is more likely than not the remaining net deferred tax assets will be realized. As a result, as of December 31, 2000, the Company has established a valuation allowance for the remaining net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2000 and 1999 was $13,634,000 and $0, respectively

       At December 31, 2000, the Company has net operating loss carryforwards for federal foreign and state income tax purposes of approximately $31,516,000 and tax credit carryforwards of $556,000 which are available to offset future federal taxable income through 2020. The availability of approximately $714,000 of the net operating loss carryforwards to reduce future taxable income is limited to approximately $71,000 per year for the remaining life of the net operating losses, as a result of a change in ownership.

                        ADAMS GOLF, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
            (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(13)    STOCKHOLDERS' EQUITY

       (a)   INITIAL PUBLIC OFFERING

       The Company completed the sale of 4,000,000 shares of common stock through an initial public offering (the "Offering") on July 15, 1998. The Offering resulted in net proceeds to the Company of approximately $58,000,000 after deducting offering expenses, discounts and commissions. On July 20, 1998 the Company completed the sale of an additional 37,500 shares of common stock in connection with the underwriters' exercise of their option to cover over-allotments, resulting in net proceeds of $500,000.

       (b)   EMPLOYEE STOCK OPTION PLANS

       In April 1996, the Company adopted the 1996 Stock Option Incentive Plan (the "1996 Stock Option Plan"), pursuant to which stock options covering an aggregate of 800,000 shares of the Company's common stock may be granted. Options awarded under the 1996 Stock Option Plan (i) are generally granted at prices that equate to or are above fair market value on the date of grant; (ii) generally become exercisable over a period of one to four years; and (iii) generally expire ten years subsequent to award. At December 31, 2000, there were 140,310 shares available for grant under the 1996 Stock Option Plan. For the years ended December 31, 2000, 1999, and 1998 there were no stock options granted, nor does the Company intend to make future grants under the 1996 Stock Option Plan.

       In connection with an employment agreement entered into in September 1995 with the Company's Chief Executive Officer, the Company granted options to acquire 1,520,766 shares of common stock at $0.375 per share. Vesting of the stock options was conditioned upon meeting certain revenue and earnings requirements, which were met during 1996 and 1997. Also, the agreement provided for a bonus to be paid to the Chief Executive Officer in an amount equal to the exercise price of the options plus any related income tax due by the Chief Executive Officer upon exercise of the options. The Chief Executive Officer notified the Company of his intent to exercise the options in December 1997, and the shares were issued in January 1998.

       In February 1998, the Company adopted the 1998 Stock Incentive Plan (the "1998 Stock Option Plan"), pursuant to which stock options covering an aggregate of 1,800,000 shares (of which 900,000 were utilized as a direct stock grant to Mr. Faldo (see note 6)) of the Company's common stock may be granted. In May 2000, the Company's shareholders approved a request to increase the aggregate number of shares in the 1998 Stock Option Plan to 2,700,000. Options awarded under the Plan (i) are generally granted at prices that equate to or are above fair market value on the date of grant; (ii) generally become exercisable over a period of two to four years; and (iii) generally expire five years subsequent to award. At December 31, 2000, 616,714 shares remain available for grant, including forfeitures. The 1998 grants were granted with exercise prices that were less than the fair market values of the Company's stock by amounts ranging from $3.75 to $11.25 per share at the date of grant. Accordingly, the Company has recorded deferred compensation of approximately $221,000 and $476,000, net of amounts amortized and forfeited, at December 31, 2000 and 1999, respectively. The deferred compensation is being amortized to expense over the vesting periods of the options. The 1999 and 2000 grants were made with exercise prices equal to the fair market value of the Company's stock at the date of grant, and accordingly, no additional deferred compensation was recorded.

                        ADAMS GOLF, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
            (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(13)    STOCKHOLDERS' EQUITY (CONTINUED)

       In May 1999, the shareholders of the Company adopted the 1999 Non-Employee Director Plan of Adams Golf, Inc. (the "Director Plan") which allows for 200,000 shares of the Company's stock to be issued to non-employee directors. At December 31, 2000, 10,000 options had been granted to a board member at an exercise price of $4.75, which equaled the fair market value of the Company's common stock on the date of grant. These options vest equally on each of the first four anniversary dates from the date of grant and expire five years from the date of grant.

       In November 1999, the Company adopted the 1999 Stock Option Plan for Outside Consultants (the "Consultant Plan"). The Consultant Plan allows for the granting of up to 1,000,000 shares of the Company's common stock. At December 31, 2000, 309,800 options had been granted with exercise prices ranging from $1.06 to $2.27 per share at the date of grant. The vesting period varies from two to four years with options vesting equally on each of the anniversary dates from the date of grant and expire five years from the date of grant. At December 31, 2000, 690,200 shares remain available for grant, including forfeitures.

       The following is a summary of stock options outstanding as of December 31, 2000:



                                               WEIGHTED
                                                AVERAGE          WEIGHTED                            WEIGHTED
              RANGE OF                         REMAINING         AVERAGE                             AVERAGE
              EXERCISE         OPTIONS        CONTRACTUAL     EXERCISE PRICE         OPTIONS      EXERCISE PRICE
                PRICE        OUTSTANDING          LIFE          PER SHARE          EXERCISABLE      PER SHARE
            -------------    -----------          ----        -------------        -----------   ------------
             1.06 - 2.50       1,175,797      3.88 years      $         1.82          267,190    $       2.39
             3.57 - 5.50         316,500      2.99 years                4.35          100,375            4.57
                11.25             10,000      2.33 years               11.25            5,000           11.25
                             -----------      ----------      --------------        ---------    --------------
                               1,502,297      3.68 years      $         2.41          372,565    $       3.10
                             ===========      ==========      ==============        =========    ==============

       The Company accounts for the Director Plan and Consultant Plan under SFAS No. 123. Compensation expense for the options granted under these plans for the year ended December 31, 2000 was not material. The Company applies Accounting Principles Board Opinion No. 25 in accounting for its employee stock options, and for those stock options granted with exercise prices equal to the fair market value, no compensation cost has been recognized in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options under SFAS No. 123, the Company's net income (loss) would have been the pro forma amounts indicated.

                        ADAMS GOLF, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
        (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(13)     STOCKHOLDERS' EQUITY (CONTINUED)


                                                                   2000               1999               1998
                                                               ------------       ------------       --------
         Net income (loss):
            As reported                                         $ (37,241)          $ (10,589)       $ 12,510
            Pro forma                                             (37,329)            (10,650)         12,445

         Diluted income (loss) per common share:
            As reported                                         $   (1.66)          $   (0.47)       $   0.61
            Pro forma                                               (1.66)              (0.47)           0.60

       The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $0.63, $0.83 and $5.22, respectively, on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: Risk-free interest rate, 6%; expected life, 5 years; expected dividend yield, 0%; volatility, 5.6%, 7.4% and 1.5% in 2000, 1999 and 1998 respectively.

       A summary of stock option activity follows:


                                                                                                    WEIGHTED
                                                                                NUMBER OF            AVERAGE
                                                                                  SHARES         EXERCISE PRICE
                                                                               -----------       --------------
         Options outstanding at December 31, 1997                               2,521,610            $ 0.38
         Options granted                                                          467,700              3.39
         Options exercised                                                     (2,479,944)             0.38
         Options forfeited                                                       (150,626)             1.91
                                                                               -----------           ------
         Options outstanding at December 31, 1998                                 358,740              3.67
         Options granted                                                          741,050              3.17
         Options exercised                                                           (789)             2.50
         Options forfeited                                                       (119,894)             4.28
                                                                               -----------           ------
         Options outstanding at December 31, 1999                                 979,107              3.22
         Options granted                                                          758,000              1.41
         Options forfeited                                                       (234,810)             2.54
                                                                               -----------          -------
         Options outstanding at December 31, 2000                               1,502,297            $ 2.41
                                                                              ============           ======

       (c)   WARRANTS

       In March 2000, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $1.69 per share for certain advertising services provided by non-employees. These warrants are immediately exercisable and will expire on the fifth anniversary of the date of grant. The Company accounts for the warrants under SFAS No. 123. Expense for these warrants for the year ended December 31, 2000 was not material.

                        ADAMS GOLF, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999
          (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(13)     STOCKHOLDERS' EQUITY (CONTINUED)

       (d)   COMMON STOCK REPURCHASE PROGRAM

       In October 1998, the Board of Directors approved a plan whereby the Company is authorized to repurchase from time to time on the open market up to 2,000,000 shares of its common stock. At December 31, 1998, the Company had repurchased 657,500 shares of common stock at an average price per share of $4.77 for a total cost of approximately $3,136,000. The repurchased shares are held in treasury. No shares were repurchased during the years ended December 31, 2000 or 1999.

(14)   SEGMENT INFORMATION

       The Company generates substantially all revenues from the design, manufacturing, marketing and distribution of premium quality, technologically innovative golf clubs. The Company's products are distributed in both domestic and international markets. Net sales by customer domicile for these markets consisted of the following for the years ended December 31, 2000, 1999 and 1998:



                                                                   2000               1999               1998
                                                               ------------       ------------       --------
         United States                                          $  35,743           $  47,175        $ 74,778
         Rest of world                                              6,706               7,477          11,211
                                                               ------------        -----------       --------
                                                                $  42,449           $  54,652        $ 85,989
                                                                ==========          ==========       ========

       The Company is currently dependent on a small number of customers which collectively comprised approximately 24% of net revenues for the year ended December 31, 2000. Of these customers two customers individually represent greater than 5% of net revenues for the year ended December 31, 2000. The loss of an individual or a combination of these customers would have a material adverse effect on consolidated revenues.

       At December 31, 2000, the Company has approximately $125,000 in long-lived assets outside of the United States

                        ADAMS GOLF, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
            (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(15)    QUARTERLY FINANCIAL RESULTS (UNAUDITED)

       Quarterly financial results for the years ended December 31, 2000 and 1999 are as follows:



                                                                           2000
                                              ---------------------------------------------------------------
                                              1ST QUARTER     2ND QUARTER      3RD QUARTER        4TH QUARTER
                                              ------------   -------------     ------------     -------------
         Net sales (1)                        $   15,875     $    12,400       $     8,560      $       5,615
                                              ============   =============     =============    =============
         Gross profit (loss) (2)(3)           $   11,502     $     7,666       $     4,381      $        (780)
                                              ============   ==============    =============    ==============
         Net loss (4)                         $   (2,041)    $    (7,542)      $    (6,233)     $     (21,425)
                                              ============   =============     =============    ==============
         Loss per share - basic and
         diluted (4)                          $    (0.09)    $     (0.34)      $     (0.28)     $       (0.95)
                                             =============   ==============    =============    ==============


                                                                           1999
                                              ---------------------------------------------------------------
                                              1ST QUARTER     2ND QUARTER      3RD QUARTER        4TH QUARTER
                                              ------------   -------------     ------------     -------------
         Net sales (1)                       $     8,662      $   25,711       $     9,251        $    11,029
                                             =============    ============     =============      ===========
         Gross profit (2)                    $     5,338      $   17,340       $     6,330        $     7,116
                                             =============    ============     =============      ===========
         Net Income (loss)                   $    (3,314)     $      910       $    (3,836)       $    (4,349)
                                             ============     ============     ============       ===========
         Earnings (loss) per share -
         basic and diluted                   $     (0.15)     $     0.04       $     (0.17)       $     (0.19)
                                             =============    ============     ============       ===========

       (1)  Reflects reclassification of shipping revenue (see Note 1(q))
       (2)  Reflects reclassification of shipping revenue and costs (see Note
            1(q))
       (3) The fourth quarter includes an adjustment of inventories to net realizable value which reduced gross profit (loss) by $2,513,000 or $(0.11) per share (see Note 4).
       (4) The fourth quarter includes the write-off of a prepaid professional services agreement (see Note 6), the adjustment of certain inventories discussed in item 3 above, and the adjustment of deferred tax assets to an amount more likely than not to be realized (see Note 12). The impact of these items was to increase the net loss by $7,594,000, $2,513,000 and $1,433,000 or $(0.34),
            $(0.11) and $(0.06) per share, respectively. The aggregate impact was an increase to net loss of $11,540,000 or $(0.51) per share.

       SCHEDULE II
                        ADAMS GOLF, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                              (TABLE IN THOUSANDS)



                                                                 ADDITIONS
                                                        -------------------------
                                         BALANCE AT      CHARGED TO    CHARGED TO                     BALANCE AT
                                         BEGINNING      COST AND        OTHER                          END OF
DESCRIPTION                              OF PERIOD      EXPENSES       ACCOUNTS     DEDUCTIONS(1)      PERIOD
------------------------------------    -----------     -----------    -----------  -------------    -----------
Allowance for doubtful accounts:
   Year ended December 31, 2000         $      966          4,441            -          3,876         $  1,531
   Year ended December 31, 1999         $    1,294          1,709            -          2,037         $    966
   Year ended December 31, 1998         $      698          1,464            -            868         $  1,294

Product warranty and sales returns:
   Year ended December 31, 2000         $      530          1,226            -          1,221         $    535
   Year ended December 31, 1999         $      736          1,877            -          2,083         $    530
   Year ended December 31, 1998         $      449          5,476            -          5,189         $    736

Inventory obsolescence (2):
   Year ended December 31, 2000         $       25          2,532            -             27         $  2,530
   Year ended December 31, 1999         $      221              1            -            197         $     25
   Year ended December 31, 1998         $       54            167            -              -         $    221

(1) Represents uncollectible accounts charged against the allowance for doubtful accounts, actual costs incurred for warranty repairs, and sales returns and inventory items deemed obsolete charged against the inventory obsolescence reserve.

(2) For the year ended December 31, 2000 costs charged to expenses includes $2,513,000 of expense associated with the write-down of certain inventories to net realizable value.