Form 10-Q
period 2001-03-31
ADAMS GOLF INC
filed 2001-05-14
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from t o

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [   ] No

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,480,071 on May 14, 2001.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL STATEMENTS	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		March 31, 2001 (unaudited) and December 31, 2000	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three months ended March 31, 2001 and 2000	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Three months ended March 31, 2001	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Three months ended March 31, 2001 and 2000	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-9

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-20

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	N/A

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	21

	Item 2.	Changes in Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	N/A

	Item 5.	Other Information	N/A

	Item 6.	Exhibits and Reports on Form 8-K	22

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS
	March 31, 2001	December 31, 2000
	(unaudited)
Current assets:
Cash and cash equivalents	$ 9,212	$ 6,488
Marketable securities	--	14,489
Trade receivables, net of allowance for doubtful accounts of $1,431 (unaudited) and $1,531in 2001 and 2000, respectively	17,931	4,701
Inventories (note 2)	16,490	13,779
Prepaid expenses	1,138	713
Income tax receivable	11	76
Other current assets	360	723
Total current assets	45,142	40,969

Property and equipment, net	5,179	5,733
Other assets, net	1,274	1,084
	$ 51,595	$ 47,786
	======	======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 2,220	$ 1,255
Accrued expenses	7,847	5,213
Total current liabilities	10,067	6,468
Capitalized lease obligation	63	66
Total liabilities	10,130	6,534

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 23,137,571 shares issued and 22,480,071 shares outstanding	23	23
Additional paid-in capital	86,149	86,037
Common stock subscription	(22)	(22)
Deferred compensation	(271)	(221)
Accumulated other comprehensive loss	(510)	(295)
Accumulated deficit	(40,768)	(41,134)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)
Total stockholders' equity	41,465	41,252

Contingencies (note 7)
	$ 51,595	$ 47,786
	======	======

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2001	2000

Net sales	$ 20,699	$ 15,875
Cost of goods sold	8,949	4,373
Gross profit	11,750	11,502

Operating expenses:
Research and development expenses	285	639
Selling and marketing expenses	8,579	11,395
General and administrative expenses:
Provision for bad debts	188	207
Other	2,559	2,828
Total operating expenses	11,611	15,069
Operating income (loss)	139	(3,567)

Other income:
Interest income	231	363
Other	--	19
Income (loss) before income taxes	370	(3,185)
Income tax expense (benefit)	4	(1,144)
Net income (loss)	$ 366	$ (2,041)
	======	======
Earnings (loss) per common share - basic and diluted (note 3)	$ 0.02	$ (0.09)
	======	======

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Three months ended March 31, 2001
(unaudited)
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Common Stock Subscription	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Comprehensive Income (loss)	Cost of Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2000	23,137,571	$ 23	$ 86,037	$ (22)	$ (221)	$ (295)	$ (41,134)	$ --	$ (3,136)	$ 41,252
Comprehensive income:
Net income	--	--	--	--	--	--	366	366	--	366
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	--	--	--	--	--	(8)	--	(8)	--	(8)
Foreign currency translation	--	--	--	--	--	(207)	--	(207)	--	(207)
Comprehensive income	--	--		--	--	--	--	$ 151	--	--
Stock option forfeiture	--	--	(1)	--	1	--	--		--	--
Issuance of stock options	--	--	113	--	(113)	--	--		--	--
Amortization of deferred compensation	--	--	--	--	62	--	--		--	62
Balance, March 31, 2001	23,137,571	$ 23	$ 86,149	$ (22)	$ (271)	$ (510)	$ (40,768)		$ (3,136)	$ 41,465
	=====	==	====	==	===	===	====		====	====

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2001	2000
Cash flows from operating activities:
Net income (loss)	$ 366	$ (2,041)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangible assets	631	918
Amortization of deferred compensation	62	85
Deferred income taxes	--	(1,144)
Allowance for doubtful accounts	188	207
Changes in assets and liabilities:
Trade receivables	(13,418)	(7,723)
Inventories	(2,711)	(305)
Prepaid expenses	(425)	(1,084)
Income tax receivable	65	--
Other current assets	363	(368)
Other assets	(305)	(120)
Accounts payable	966	(201)
Accrued expenses	2,627	3,125
Net cash used in operating activities	(11,591)	(8,651)

Cash flows from investing activities:
Purchase of equipment	(216)	(424)
Purchases of marketable securities	(2,944)	--
Maturities of marketable securities	10,440	4,000
Sales of marketable securities	7,050	3,996
Net cash provided by investing activities	14,330	7,572

Cash used in financing activities - principal payments under capital lease obligation	(15)	--

Net increase (decrease) in cash and cash equivalents	2,724	(1,079)
Cash and cash equivalents at beginning of period	6,488	2,786
Cash and cash equivalents at end of period	$ 9,212	$ 1,707
	======	======
Supplemental disclosure of cash flow information
Interest paid	$ 4	$ 2
	======	======
Income taxes paid	$ 5	$ --
	======	======
Supplemental disclosure of non-cash investing and financing activities - equipment financed with capital lease	$ 18	$ --
	======	======

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. (the "Company") for the three month periods ended March 31, 2001 and 2000 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's 2000 Annual Report on Form 10-K filed with the SEC on April 2, 2001.

In July 2000, the Emerging Issues Task Force ("EITF") finalized its consensus on Issue No.00-10 that all amounts billed to customers for shipping and handling should be included in "net sales", and costs incurred related to shipping and handling should be included in "cost of goods sold". The Company has previously included shipping and handling revenues and costs in "selling and marketing" expenses. The Company's Statements of Operations for the three months ended March 31, 2000 have been reclassified to reflect the classification required by EITF Issue No. 00-10. For the three months ended March 31, 2000 net sales includes shipping and handling fees of $165,000, and cost of goods sold includes shipping costs of $185,000.

The Company was founded in 1987.  The Company designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs and provides custom golf club fitting technology.  The Company's products are marketed primarily under the names Tight Lies ST, Tight Lies GT i-wood, Tight Lies 2, Tight Lies Tour, and Tight Lies in the fairway wood category; Tight Lies ST, Tight Lies 2, and SC Series in the driver category; Tight Lies GT in the iron category; and Tom Watson GT wedges in the wedge category.

2.   Inventories

Inventories consist of the following (in thousands):
	March 31, 2001 (unaudited)	December 31, 2000
Finished goods	$ 7,469	$ 4,407
Component parts	9,021	9,372
	$ 16,490	$ 13,779
	=====	=====

3.   Earnings (Loss) per Common Share

The weighted average common shares used for determining basic and diluted earnings per common share were 22,480,071 and 22,653,549 respectively, for the three months ended March 31, 2001 and 22,480,071 for both basic and diluted loss per common share for the three months ended March 31, 2000.  The effect of stock options and warrants resulted in additional dilutive shares of 173,478 the three months ended March 31, 2001.  Approximately 1,455,477 shares were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.  The effect of stock options and warrants for the three months ended March 31, 2000 was antidilutive.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   Geographic Segment and Data

The Company generates substantially all revenues from the design, manufacturing, marketing, and distribution of premium quality, technologically innovative golf clubs.  The Company's products are distributed in both domestic and international markets.  Net sales by customer domicile for these markets consisted of the following (in thousands):
	Three Months Ended March 31,
	2001	2000
	(unaudited)
United States	$ 17,168	$ 13,894
Rest of World	3,531	1,981
	$ 20,699	$ 15,875
	=====	=====

5.   Income Taxes

In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through March 31, 2001 will be realized.  Accordingly, the Company has recognized a valuation allowance to reduce the net deferred tax asset to an amount that management believes will more likely than not be realized based on a weighting of objective evidence.

6.   New Accounting Pronouncements

The Company has assessed the reporting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 and SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities and Amendment of SFAS No. 133 and has determined that adoption had no material impact to the consolidated financial statements since the Company has no derivative instruments.

In April 2001, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-25 (EITF 00-10), Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products and Services, which establishes standards for how companies should account for cooperative advertising arrangements, buydowns and promotional expenditures.  The consensus reached was that all of the aforementioned amounts should be classified as reduction of revenue.  The Company will adopt the provisions of this consensus in the first quarter of 2002, and is currently assessing the impact on the consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.   Liquidity

On March 27, 2001, the Company executed a $10.0 million revolving credit facility with General Electric Capital Corporation, which expires on March 27, 2004.  The revolving credit facility is secured by certain of the Company's eligible account receivables and inventories.  Borrowings under the revolving credit facility are payable on demand and bear interest at the GE Capital Commercial Paper Rate plus 3.75% per year.  At April 30, 2001, the GE Capital Commercial Paper Rate was 4.33%.  The unused portion of the revolving credit facility is subject to a commitment fee of 0.25% per year.  The credit facility requires the Company to maintain compliance with certain financial ratio covenants, including, among other things, minimum tangible net worth, net borrowing availability and cash balances.  In addition, the Company will be subject to limitations on capital expenditures and net losses. Currently, the Company does not have any outstanding borrowings under the facility.  See further discussion of liquidity in Management's Discussion and Analysis of Financial Condition and Results of Operations at page 13.

8.   Contingencies

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the Untied States District Court of the District of Delaware.  The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints allege that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs allege that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) allegedly threatened the Company's long-term profits. Plaintiffs also allege that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.  On July 5, 2000, the Company filed a motion to dismiss the consolidated, amended complaint. The motion is now fully briefed and under submission with the court.  The Company denies the allegations in the complaint and intends to defend it vigorously.

The Company maintains directors' and officers' and corporate liability insurance to cover risks associated with these securities claims filed against the Company or its directors and officers.

At this time it is not possible to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, that the Company might incur in connection with the action.  The Company is also not able to estimate the amount, if any, of reimbursements that it would receive from insurance policies should damages with respect to the above actions be incurred.

In January 2001, the Company was notified that it was part of an investigation by the Federal Trade Commission concerning practices surrounding manufacturers' minimum advertised price policies and Internet retailers.  As it is too early to determine the impact or scope of this investigation, the Company is not able to estimate the amount, if any, of any potential liability.  Pending the results of the investigation, no assurance can be given that the findings of the commission will not have a material adverse effect on the Company's results of operations, financial condition, or competitive position.

In May 1998, Adams Golf, Ltd. entered into an agreement with Nicholas A. Faldo.  The agreement provided that Mr. Faldo provide a variety of services to Adams Golf, Ltd. including endorsement and use of certain of Adams Golf, Ltd.'s products.  This agreement required Adams Golf, Ltd. to make certain payments to Mr. Faldo, whether or not his endorsement resulted in increased sales of Adams Golf, Ltd.'s products.  Specifically, Mr. Faldo was entitled to receive a royalty of 5% of the net sales price of all Adams Golf's clubs (other than certain specialty items for which the royalty equals 10% of the net sales price) sold outside the U.S. throughout the term of the agreement.  The agreement provided a minimum royalty of $1,875,000 in 2000 escalating to $4,000,000 for the years 2004 through 2008.  From 2009 through 2014, the agreement did not provide a minimum royalty.  On November 6, 2000, Adams

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   Contingencies (continued)

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

From time to time the Company is engaged in various legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.  However, the Company, based on consultation with legal counsel, is of the opinion that there are no other matters pending or threatened which could have a material adverse effect on the Company's financial condition, results of operations or liquidity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2000.

Overview

The Company designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs.  Founded in 1987, the Company operated initially as a components supplier and contract manufacturer.  Thereafter, the Company established its custom fitting operation and its current core business of manufacturing and distribution of mass-produced fairway woods, drivers, irons and wedges.  The Company currently offers a variety of golf equipment products primarily in the fairway wood, driver, iron and wedge categories.  These products are marketed primarily under the names Tight Lies ST; Tight Lies GT i-wood, Tight Lies 2, Tight Lies Tour and Tight Lies in the fairway wood category; Tight Lies ST, Tight Lies 2 and SC Series in the driver category; Tight Lies GT in the iron category; and Tom Watson GT wedges in the wedge category.

The Company's net sales are primarily derived from sales to on-and-off course golf shops and selected sporting goods retailers and, to a lesser extent, international distributors.  No assurances can be given that demand for the Company's current products or the introduction of new products will allow the Company to achieve historical levels of sales in the future.

The Company does not currently manufacture the components required to assemble its golf clubs, relying instead on various component suppliers.  Golf club components are generally available from multiple suppliers. However, the shafts included in the Tight Lies ST fairway woods and drivers, Tight Lies GT i-wood, Tight Lies GT irons and Tom Watson GT wedges are only available from a single supplier (True Temper Sports).  Costs of the Company's clubs consist primarily of component parts, including the head, shaft and grip.  To a lesser extent the Company's cost of goods sold includes labor, occupancy and shipping costs in connection with the inspection, testing, assembly and distribution of its products.

Results of Operations

The following table sets forth operating results expressed as a percentage of net sales for the periods indicated.  All information is derived from the accompanying unaudited condensed consolidated financial statements.  Results for any one or more periods are not necessarily indicative of annual results or continuing trends.  See "Business Risks - Seasonality and Quarterly Fluctuations" below.
	Three Months Ended March 31,
	2001	2000
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	43.2	27.5
Gross profit	56.8	72.5
Operating expenses:
Research and development expenses	1.4	4.0
Sales and marketing expenses	41.4	71.8
General and administrative expenses:
Provision for bad debts	0.9	1.3
Other	12.4	17.8
Total operating expenses	56.1	94.9
Interest income	1.1	2.2
Other income (expense)	--	0.1
Income (loss) before income taxes	1.8	(20.1)
Income tax expense (benefit)	--	(7.2)
Net income (loss)	1.8%	(12.9)%
	====	=====

Three Months Ended March 31, 2001 Compared to Three Months ended March 31, 2000

Net sales increased to $20.7 million for the three months ended March 31, 2001 from $15.9 million for the comparable period of 2000.  The increase is primarily attributable to an increased volume of sales in the driver and iron categories resulting from the introduction of the Tight Lies ST drivers in January 2001 and Tight Lies GT irons in the fourth quarter of 2000 partially offset by slightly reduced levels of fairway wood sales. Net sales of drivers increased to $5.9 million, or 28.6% of net sales, for the three months ended March 31, 2001 from $3.6 million, or 23.1% of net sales, for the comparable period of 2000.  Approximately 90.0% of net sales of drivers for the three month period ended March 31, 2001 was generated by the recently introduced Tight Lies ST product line.  Net sales of irons increased to $5.0 million, or 24.2% of net sales, from $0.4 million, or 2.3% of net sales, for the three month periods ended March 31, 2001 and 2000, respectively.   Net sales of fairway woods decreased to $9.4 million, or 45.5% of net sales, from $12.0 million; or 75.5% of net sales, for the three month periods ended March 31, 2001 and 2000 resulting from reduced net sales of the Tight Lies 2 line offset by $7.6 million of net sales generated from the recently introduced Tight Lies ST fairway woods and Tight Lies GT i-woods.  Net sales of the Company's products outside the U.S. increased to $3.5 million, or 17.1% of net sales, from $2.0 million, or 12.5% of net sales, for the three month periods ended March 31, 2001 and 2000, respectively.

Cost of goods sold increased to $9.0 million, or 43.2% of net sales, for the three months ended March 31, 2001 from $4.4 million, or 27.5% of net sales, for the comparable period of 2000.  The overall dollar increase in cost of goods sold is primarily attributable to the migration of the product mix toward the Tight Lies ST and GT product lines which incorporate more costly component parts on a per unit basis. This migration of revenue resulted in an increase in cost of goods sold of $3.6 million for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.  In addition, a 12.8% increase in units sold for the three month period ended March 31, 2001 as compared to the three month period ended March 31, 2000 also contributed to the overall dollar increase in cost of goods sold.   Overall, the increased volume of units sold resulted in approximately $1.0 million in additional cost of goods sold for the three months ended March 31, 2001 over the same period for 2000.

Operating expenses are comprised primarily of selling and marketing expenses, general and administrative expenses, and, to a lesser extent, research and development expenses.  Selling and marketing expenses decreased to $8.6 million for the three months ended March 31, 2001 from $11.4 million for the comparable period in 2000.  The decrease is primarily attributable to reduced advertising costs of $3.2 million for certain television and print media associated with the launch of the Tight Lies 2 product line in 2000.  To a lesser extent, the decrease is associated with reduced creative costs associated with commercials of $0.3 million and reduced royalties of $0.5 million resulting from the cessation of its relationship with Nicholas A. Faldo.  These decreases are partially offset by increased sales promotion expenses of $0.8 million resulting from specific sales programs initiated with selected customers and increased costs of $0.2 million associated with the full operation of the Company's subsidiary in Japan for the three months ended March 31, 2001.  Additionally, the Company entered into a sales agency relationship in Canada in August 2000 which has resulted in costs of $0.2 million for the three months ended March 31, 2001.

General and administrative expenses, including provisions for bad debts, decreased to $2.7 million for the three months ended March 31, 2001 from $3.0 million for the comparable period in 2000.  The decrease is attributed to reductions in payroll related costs resulting from an overall reduction in headcount among all administrative functions.

Research and development expenses, primarily consisting of costs associated with development of new products, were $0.3 million for the three months ended March 31, 2001, as compared to $0.6 million for the similar period in 2000. The decrease is attributable to the cessation of its relationship with Nicholas A. Faldo, a professional golfer, and the resulting reduction in amortization of compensation resulting from stock previously granted to Mr. Faldo.  On November 6, 2000, Adams Golf, Ltd. announced that Mr. Faldo was in material breach of this contract, at which time the remaining unamortized compensation associated with the professional services agreement was written-off as the Company concluded that the agreement would no longer provide a future benefit.  The Company expects that research and development expense will continue to approximate current levels in future periods.

As a result of the above, the Company had operating income of $0.1 million for the three months ended March 31, 2001 as compared to an operating loss of $3.6 million for the three months ended March 31, 2000.

The effective tax rate for the three months ended March 31, 2001 was 1.2% compared to 35.9% for the three months ended March 31, 2000.  The decrease in the effective tax rate for the three months ended March 31, 2001 is primarily the result of the Company utilizing net operating loss carryforwards generated in prior years for which the tax benefit had not been recognized to offset current taxable income.

Liquidity and Capital Resources

Cash and cash equivalents increased to $9.2 million at March 31, 2001 from $6.5 million at December 31, 2000.  During the period approximately $11.6 million was used in operations, primarily as a result of the $2.7 million increase in inventories and a $13.2 million increase in trade receivables, partially offset by an increase in accounts payable and accrued expenses of $3.6 million relating primarily to purchases of inventory and advertising and promotional expenses.

Cash provided by investing activities of $14.3 million for the three months ended March 31, 2001 is primarily related to the sales and maturities of marketable securities of $7.0 million and $10.4 million respectively, offset by purchases of marketable securities of $2.9 million and equipment of $0.2 million in the ordinary course of business.

Working capital increased to $35.1 million at March 31, 2001 compared to $34.5 million at December 31, 2000.

On March 27, 2001, the Company executed a $10.0 million revolving credit facility with General Electric Capital Corporation, which expires on March 27, 2004.  The revolving credit facility is secured by certain of the Company's eligible accounts receivables and inventories.  Borrowings under the revolving credit facility are payable on demand and bear interest at the GE Capital Commercial Paper Rate plus 3.75% per year.  At April 30, 2001, the GE Capital Commercial Paper Rate was 4.33%.  The unused portion of the revolving credit facility is subject to a commitment fee of 0.25% per year.  The credit facility requires the Company to maintain compliance with certain financial ratio covenants, including, among other things, minimum tangible net worth, net borrowing availability and cash balances.  In addition, the Company will be subject to limitations on capital expenditures and net losses. Currently, the Company does not have any outstanding borrowings under the facility.

The Company expects to meet future liquidity requirements through cash flows generated from operations, cash reserves and utilization of its credit facility. It is anticipated that operating cash flows, current cash reserves, and the Company's credit facility will also fund capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to the Company's operations if cash is needed in other areas of the Company's operations.  In addition, cash flows from operations, cash reserves and the credit facility will be utilized to support ongoing purchases of component parts for the Company's current product lines. It is anticipated that cash requirements to support current purchasing initiatives will continue at current levels taking into consideration the seasonality of the industry and consumer acceptance of the Company's products.  The current product lines are expected to continue to produce reduced margins than has been experienced historically resulting from the utilization of more expensive component parts.  Considering advertising efforts, the Company anticipates requiring less cash flow to support discretionary programs as the Company continues to reduce its expenditures in this category as compared to historical annual trends.  The expected operating cash flow, current cash reserves and the Company's credit facility are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

Prior to the three month period ended March 31, 2001, the Company experienced declining sales and increasing operating losses.  Should this trend re-emerge, it may be necessary to secure additional financing to continue operations.   There can be no assurance that any additional financing will be available on acceptable terms. Should the Company be unable to obtain additional financing, it may be required to halt capital expenditure programs, reduce costs associated with its current infrastructure, and decrease the level of expenditures necessary to support marketing efforts and advertising campaigns, which could further reduce sales.

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products which gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken other steps to increase market acceptance and therefore resulting revenues for the remainder of 2001.  However, there can be no assurance that the Company's projected cash resources will be sufficient to fund the Company's future cash requirements beyond 12 months.  Accordingly, to remain viable, the Company must increase revenues, raise additional capital, and/or substantially reduce its operations, notwithstanding the liquidity provided by the Company's revolving credit facility.  Thus, the Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock.  Further, there can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.  If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations, develop, enhance, and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition or liquidity.

Business Risks

As indicated below, this Form 10-Q contains, forward-looking statements that involve risks and uncertainties.  The Company's actual results may differ materially from the results discussed in the forward-looking statements.  Factors that may cause such a difference include, but are not limited to, those discussed in this section and elsewhere throughout this Form 10-Q.

Dependence on New Product Introductions; Uncertain Consumer Acceptance

Prior to the first quarter of 2001, the Company's net sales were derived primarily from the sale of fairway woods (original Tight Lies and Tight Lies 2).  During the three month period ended March 31, 2001, the Company's fairway woods represented 45.5% of net sales whereas, for the year ended December 31, 2000, the Company's fairway woods represented 70.5% of net sales.  To date, although certain of the Company's new product introductions have experienced modest success, we continue to be heavily dependent on sales of our fairway woods. The Company's ultimate success depends, in large part, on its ability to successfully develop and introduce new products accepted in the marketplace.  Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection.  Certain products previously introduced by the Company have not met the level of consumer acceptance anticipated by management.  No assurance can be given that the Company's current products will increase in consumer acceptance or that the Company will be able to design, manufacture and introduce new products that will meet with market acceptance once enjoyed by the original Tight Lies fairway woods. Failure by the Company to identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company's future growth and profitability.  Additionally, successful technologies, designs and product concepts are likely to be copied by competitors.  Accordingly, the Company's operating results could fluctuate as a result of the amount, timing, and market acceptance of new product introductions by the Company or its competitors.  The design of new golf clubs is also greatly influenced by the rules and interpretations of the USGA.   Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by the organization, the Company believes that it is critical for its future success that new clubs introduced by the Company comply with USGA standards.

Limited History of Profitability

The Company has a limited history of profitability.  Although the Company generated net income during the years ended December 31, 1996 and 1998 and the three month period ended March 31, 2001, it has historically experienced net losses from operations.  For the years ended December 31, 1999 and 2000, the Company experienced declining sales and increasing operating losses.  There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis in the future.  The Company has introduced new products and has taken other steps to increase market acceptance and therefore resulting sales and revenues during the remainder of 2001.  However, there can be no assurance that the Company's projected cash resources will be sufficient to fund the Company's cash requirements in the future.  Accordingly, to remain viable after the first quarter of 2002, the Company must substantially increase revenues, raise additional capital, and/or substantially reduce its operations, notwithstanding the liquidity provided by the Company's revolving credit facility.  Thus, the Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock. Further, there can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.  If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition or liquidity.

Competition

The golf club market is highly competitive.  The Company competes with a number of established golf club manufacturers, some of which have greater financial and other resources.  The Company's competitors include Callaway Golf Company, adidas-Saloman AG (Taylor Made - adidas Golf), Fortune Brands, Inc. (Titleist and Cobra) and Karsten Manufacturing Company (PING), among others.  The Company competes primarily on the basis of performance, brand name recognition, quality and price.  The company believes that its ability to market its products through multiple distribution channels, including on- and off-course golf shops and selected sporting goods retailers is important in the manner in which the Company competes.  The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors including, among others, advertising, media, promotions and product endorsements.   These preferences may also be subject to rapid and unanticipated changes.  The Company could face substantial competition from existing or new competitors who introduce and successfully promote golf clubs that achieve market acceptance.  Such competition could result in significant price erosion or increased promotional expenditures, either of which could have a material adverse effect on the Company's business, operating results and financial condition.   There can be no assurance that Adams Golf will be able to compete successfully against current and future sources of competition or that its business, operating results or financial condition will not be adversely affected by increased competition in the market in which it operates.

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

Dependence on Key Personnel and Endorsements

The Company's success depends to a significant extent upon the performance of the senior management team, in particular the Company's founder, Chairman, and Chief Executive Officer, B.H. (Barney) Adams.  In addition to his direction and supervision of day-to-day affairs of the Company, Mr. Adams spearheads the Company's product development efforts.  The loss or unavailability or Mr. Adams would adversely affect the Company's business and prospects.  None of the Company's officers and employees including Mr. Adams, is bound by an employment agreement and the relations of such officers and employees are, therefore, at will.  The Company has a $4.0 million key-man life insurance policy on the life of Mr. Adams; however, there can be no assurance that the proceeds of such policy could adequately compensate the Company for the loss of his services.  In addition, there is strong competition for qualified personnel in the golf club industry, and the inability to continue to attract, retain and motivate other key personnel could adversely affect the Company's business, operating results or financial condition.

The Company has entered into endorsement arrangements with certain members of the PGA Tour and the Senior PGA Tour including Tom Watson.  As is typical in the golf industry generally, the agreements with these professional golfers do not necessarily require that they use the Company's golf clubs at all times during the terms thereof, including, in certain circumstances, at times when the Company is required to make payments to them.  The failure of certain of these individuals to use the Company's products on one or more occasions has resulted in negative publicity involving the Company.  While the Company does not believe this publicity has resulted in any significant erosion in the net sales of the Company's products to date, no assurance can be given that the Company's business would not be adversely affected in a material way by further such publicity or by the failure of its professional endorsers to carry and use its products.

Historical Dependence on Television Advertising

Over the past two years, the Company has significantly increased its use of traditional image-based advertising with a steady migration away from its original infomercial based approach.  Net sales of the Company's product at the retail level has been and may continue to be, highly dependent on the success of the Company's traditional image-based approach.  The Company believes that its current television advertising strategy, like other advertising campaigns, will reach a point of diminishing return and will therefore need continued modification.  No assurance can be given that another advertising strategy can be timely developed or that, if developed, such alternative strategy will achieve the same level of success as was previously enjoyed by the Company's original or current advertising strategy.  A decline in effectiveness of the Company's marketing strategy could have a material adverse effect on the Company's business, operating results or financial condition.

Source of Supply

The Company relies on a limited number of suppliers for a significant portion of the component parts used in the manufacture of its golf clubs. In addition, the Company is currently dependent on a single supplier (True Temper Sports) for the multi-material shafts used in the in the Tight Lies ST and GT product lines.  The Company could in the future experience shortages of components or periods of increased price pressures, which could have a material adverse effect on the Company's business, operating results and financial condition.  In addition, failure to obtain adequate supplies or fulfill customer orders on a timely basis could have a material adverse effect on the Company's business, operating results, or financial condition.

Product Warranties

The Company supports all of its golf clubs with a limited one year product warranty with the exception of the GT shaft included in the Tight Lies GT irons, Tight Lies GT i-wood, and Tom Watson GT wedge, and the ST shaft included in the Tight Lies ST fairway woods and drivers.  These shafts carry a five year warranty on defects in quality and workmanship.  The Company closely monitors the level and nature of warranty claims, and where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market.  Significant increases in the incidence of such claims may adversely affect the Company's sales and reputation with golfers.  The Company establishes a reserve for warranty claims which it believes is sufficient to meet future claims.  However, there can be no assurance that these reserves will be sufficient if the Company were to experience an unusually high incidence of problems with its products.

Risk Associated with Intellectual Property

Imitation of popular club design is widespread in the industry.  No assurance can be given that other golf club manufacturers will not be able to successfully sell golf clubs that imitate the Company's products without infringing on the Company's copyrights, patents, trademarks or trade dress.  Many of the Company's competitors have obtained patent, trademark, copyright or other protection of intellectual property rights pertaining to golf clubs.  No assurance can be given that the Company will not be adversely affected by the assertion of intellectual property rights violations by competitors.  This effect could include alteration or withdrawal of existing products and delayed introduction of new products.

The Company attempts to maintain the secrecy of its confidential business information including the practice of having prospective vendors and suppliers sign confidentiality agreements.  No assurance can be give that the Company's confidential business information will be adequately protected in all instances.  The unauthorized use of the Company's confidential business information could adversely affect the Company.

Unauthorized Distribution of Counterfeit Clubs

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

In addition, the Company is occasionally made aware of the existence of counterfeit copies of its golf clubs particularly in foreign markets.  The Company takes action in these situations through local authorities and legal counsel where practical.  The Company does not believe that the availability of counterfeit clubs has had or will have a material adverse effect on the Company's results of operations, financial condition or competitive position, although there can be no assurance as to future results.

Industry Specific Requirements

The company performs ongoing credit evaluation of it wholesale customers' financial condition and generally requires no collateral from these customers.  The Company believes it has adequate reserves for potential credit losses. However, because the Company has over the past year experienced an increase in bankruptcies and financial difficulties of certain of its wholesale customers, this trend may result in additional delinquent or uncollectible accounts for some of the Company's significant customers.  Additionally, approximately 21% of the Company's net sales for the three months ended March 31, 2001 were derived from a small number of customers.  Accordingly, there can be no assurance that the Company's results of operations or cash flows will not be adversely impacted by the failure of these customers or its other customers to meet their obligations to the Company.  Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific retail customers.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on the Company's relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote the Company's brand name and to assure adequate product availability often to coincide with planned promotions or advertising campaigns.  Although a significant amount of the Company's sales are not affected by these terms, the extended terms do have a negative impact on the Company's financial position and liquidity.  The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company's financial plans.

In addition to extended payment terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand. The Company's inventory balances were $16,490,000 and $13,779,000 at March 31, 2001 and December 31, 2000, respectively.

Certain Risks of Conducting Business Abroad

The Company imports a significant portion of its component parts, including heads, shafts, headcovers, and grips from companies in Taiwan, China, Australia and Mexico.  In addition, the Company sells its products to certain distributors located outside the United States.  The Company's international business is currently centered in Canada, Japan and the United Kingdom. and it intends to focus its continued international expansion efforts through its subsidiaries and agency relationship.  The Company's business is subject to the risk generally associated with doing business abroad, such as foreign government relations, foreign consumer preferences, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and exchange rates in countries in which the Company purchases components or sells its products.

Seasonality and Quarterly Fluctuations

Golf generally is regarded as a warm weather sport and net sales of golf equipment have been historically strongest for the Company during the first and second quarters which ensures adequate levels of inventory at retail for the golf season. In addition, net sales of golf clubs is dependent on discretionary consumer spending, which may be affected by general economic conditions.  A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on the Company's business, operating results and financial condition.  In addition, the Company's future results of operations could be affected by a number of other factors, such as unseasonable weather patterns; demand for and market acceptance of the Company's existing and future products; new product introductions by the Company's competitors; competitive pressures resulting in lower than expected selling prices; and the volume of orders that are received and that can be fulfilled in a quarter.  Any one or more of these factors could adversely affect the Company or result in the Company failing to achieve its expectations as to future sales or net income.

Because most operating expenses are relatively fixed in the short term, the Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall which could materially adversely affect quarterly results of operations and liquidity.  If technological advances by competitors or other competitive factors require the Company to invest significantly greater resources than anticipated in research and development or sales and marketing efforts, the Company's business, operating results or financial condition could be materially adversely affected.  Accordingly, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as an indication of future performance.  In addition, the results of any quarter are not indicative of results to be expected for a full fiscal year.  As a result of fluctuating operating results or other factors discussed above and below, in certain future quarters the Company's results of operations may be below the expectations of public market analysts or investors.  In such event, the market price of the Company's common stock could be materially adversely affected.

Anti-Takeover Provisions

The Company's Certificate of Incorporation and Amended and Restated Bylaws (the "Bylaws") contain, among other things, provisions establishing a classified Board of Directors, authorizing shares of preferred stock with respect to which the Board of Directors of the Company has the power to fix the rights, preferences, privileges and restrictions without any further vote or action by the stockholders, requiring that all stockholder action be taken at a stockholders' meeting and establishing certain advance notice requirements in order for stockholder proposals or director nominations to be considered at such meetings.  In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (the "DGCL").  In general this statute prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.  Such provision could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving the Company that some or a majority of the Company's stockholders might consider to be in its best interest, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price for the common stock.  The potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of the Company, may discourage bids for the common stock at a premium over the market price of the common stock and adversely affect the market price of and voting and other rights of the holders of the common stock.  The Company has not issued and currently has no plans to issue shares of preferred stock.

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

Termination of Faldo Contract

In May 1998, Adams Golf, Ltd. entered into an agreement with Nicholas A. Faldo.  The agreement provided that Mr. Faldo provide a variety of services to Adams Golf, Ltd. including endorsement and use of certain of Adams Golf, Ltd.'s products.  This agreement required Adams Golf, Ltd. to make certain payments to Mr. Faldo, whether or not his endorsement resulted in increased sales of Adams Golf, Ltd.'s products.  Specifically, Mr. Faldo was entitled to receive a royalty of 5% of the net sales price of all Adams Golf's clubs (other than certain specialty items for which the royalty equals 10% of the net sales price) sold outside the U.S. throughout the term of the agreement. The agreement provided a minimum royalty of $1,875,000 in 2000 escalating to $4,000,000 for the years 2004 through 2008.  From 2009 through 2014, the agreement did not provide a minimum royalty. On November 6, 2000, Adams Golf, Ltd. announced that Mr. Faldo was in material breach of this contract and that it had ceased making all royalty payments.  Although Mr. Faldo has not asserted a claim against the Company as a result of these actions, we believe that it is reasonably likely that he will do so.  A claim from Mr. Faldo could require the Company to spend significant time and money in litigation.  As a result, the cessation of this relationship with Mr. Faldo could have a material adverse effect on the Company's business, operating results or financial condition.

Forward-Looking Statements

This Quarterly Report contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management.  When used in this report the words "anticipate" believe", "expect" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, product development difficulties, manufacturing difficulties; product introductions; market demand and acceptance of products; the impact of changing economic conditions; business conditions in the golf industry; reliance on third parties including suppliers; the impact of market peers and their products; the actions of competitors, including pricing, advertising and product development risks concerning future technology; and one-time events and other factors detailed in this report under "Business Risks".  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein. The Company expressly undertakes no obligation to update these forward-looking statements.  Except as required by federal securities laws, Adams Golf undertakes no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors and the three underwriters of the Company's initial public offering ("IPO") in the Untied States District Court of the District of Delaware.  The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints allege that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs allege that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) allegedly threatened the Company's long-term profits.  Plaintiffs also allege that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.  On July 5, 2000, the Company filed a motion to dismiss the consolidated, amended complaint.  The motion is now fully briefed and under submission with the court.  The Company denies the allegations in the complaint and intends to defend it vigorously.

The Company maintains directors' and officers' and corporate liability insurance to cover risks associated with these securities claims filed against the Company or its directors and officers.

At this time it is not possible to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, that the Company might incur in connection with the action.  The Company is also not able to estimate the amount, if any, of reimbursements that it would receive from insurance policies should damages with respect to the above actions be incurred.

In January 2001, the Company was notified that it was part of an investigation by the Federal Trade Commission concerning practices surrounding manufacturers' minimum advertised price policies and Internet retailers.  As it is too early to determine the impact or scope of this investigation, the Company is not able to estimate the amount, if any, of any potential liability.  Pending the results of the investigation, no assurance can be given that the findings of the commission will not have a material adverse effect on the Company's results of operations, financial conditions, or competitive position.

In May 1998, Adams Golf, Ltd. entered into an agreement with Nicholas A. Faldo.  The agreement provided that Mr. Faldo provide a variety of services to Adams Golf, Ltd. including endorsement and use of certain of Adams Golf, Ltd.'s products.  This agreement required Adams Golf, Ltd. to make certain payments to Mr. Faldo, whether or not his endorsement resulted in increased sales of Adams Golf Ltd.'s products.  Specifically, Mr. Faldo was entitled to receive a royalty of 5% of the net sales price of all Adams Golf's clubs (other than certain specialty items for which the royalty equals 10% of the net sales price) sold outside the U.S. throughout the term of the agreement.  The agreement provided a minimum royalty of $1,875,000 in 2000 escalating to $4,000,000 for the years 2004 through 2008.  From 2009 through 2014, the agreement did not provide a minimum royalty.  On November 6, 2000, Adams Golf, Ltd. announced that Mr. Faldo was in material breach of this contract and that it had ceased making all royalty payments.  Although Mr. Faldo has not asserted a claim against the Company as a result of these actions, we believe that it is reasonably likely that he will do so.  A claim from Mr. Faldo could require the Company to spend significant time and money in litigation.  As a result, the cessation of this relationship with Mr. Faldo could have a material adverse effect on the Company's business, operating results or financial condition.

From time to time the Company is engaged in various legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.  However, the Company, based on consultation with legal counsel, is of the opinion that there are not matters pending or threatened which could have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Item 6(a).  Exhibits

See exhibit index at page 24.

Item 6(b).  Reports on Form 8-K

None

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereonto duly authorized.
ADAMS GOLF, INC.

Date: May 14, 2001	By: /S/ B.H. (BARNEY) ADAMS
B.H. (Barney) Adams, Chairman of the Board and Chief Executive Officer

Date: May 14, 2001	By: /S/ RUSSELL L. FLEISCHER
Russell L. Fleischer
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

Date: May 14, 2001	By: /S/ GABRIEL J. NILL
Gabriel J. Nill
Controller and Manager of Financial Services
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.5)

Exhibit 10.1	Agreement between the Registrant and Nick Faldo, dated April 22, 1998	Incorporated by reference to Form S-1 (Exhibit 10.1)

Exhibit 10.2	Amended and Restated Revolving Credit Agreement dated February 26, 1999, between Adams Golf Direct Response, Ltd. and NationsBank of Texas N.A. and related promissory note and guarantee	Incorporated by reference to 1998 Form 10-K (Exhibit 10.2)

Exhibit 10.3	Commercial Lease Agreement dated December 5, 1997, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 (Exhibit 10.3)

Exhibit 10.4	Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 (Exhibit 10.4)

Exhibit 10.5	Letter agreement dated April 13, 1998 between the Company and Darl P. Hatfield	Incorporated by reference to Form S-1 (Exhibit 10.5)

Exhibit 10.6	Amendment to Amended and Restated Revolving Credit Agreement dated August 13, 1999 between Adams Golf Direct Response, Ltd., Adams Golf, Ltd. and Bank of America, N.A.	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Exhibit 10.6)

Exhibit 10.7	Revolving Credit Agreement between Adams Golf, Ltd. and Legacy Bank of Texas	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Exhibit 10.7)

Exhibit 10.8	Termination Letter - Revolving Credit Agreement between Adams Golf, Ltd. and Legacy Bank of Texas	Incorporated by reference to 2000 Form 10-K (Exhibit 10.8)

Exhibit 10.9	Revolving Credit Agreement between Adams Golf, Ltd. and General Electric Capital Corporation	Incorporated by reference to 2000 Form 10-K (Exhibit 10.9)

Exhibit 10.10	Change of Control Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2000 Form 10-K (Exhibit 10.10)

Exhibit 10.11	Change of Control Agreement - Russell Fleischer	Incorporated by reference to 2000 Form 10-K (Exhibit 10.11)

Exhibit 10.12	Change of Control Agreement - Terry Marshall	Incorporated by reference to 2000 Form 10-K (Exhibit 10.12)

Exhibit 10.13	Change of Control Agreement - Joseph Wooster	Incorporated by reference to 2000 Form 10-K (Exhibit 10.13)

Exhibit 10.14	Change of Control Agreement - Timothy Reed	Incorporated by reference to 2000 Form 10-K (Exhibit 10.14)

Exhibit 10.15	Change of Control Agreement - Henry Lange	Incorporated by reference to 2000 Form 10-K (Exhibit 10.15)

Exhibit 10.16	Change of Control Agreement - Cindy Herington	Incorporated by reference to 2000 Form 10-K (Exhibit 10.16)

Exhibit 10.17	Change of Control Agreement - Jon Parsons	Incorporated by reference to 2000 Form 10-K (Exhibit 10.17)

Exhibit 10.18	Amended Commercial Lease Agreement dated April 6, 1998 between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2000 Form 10-K (Exhibit 10.18)