Form 10-Q
period 2001-06-30
ADAMS GOLF INC
filed 2001-08-20
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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
[X] Yes  [   ] No

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,480,071 on August 20, 2001.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL STATEMENTS	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		June 30, 2001 (unaudited) and December 31, 2000	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three and Six months ended June 30, 2001 and 2000	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Six months ended June 30, 2001	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Six months ended June 30, 2001 and 2000	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-10

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-22

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	N/A

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	23

	Item 2.	Changes in Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	24

	Item 5.	Other Information	N/A

	Item 6.	Exhibits and Reports on Form 8-K	24

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	June 30, 2001	December 31, 2000
	(unaudited)
Current assets:
Cash and cash equivalents	$ 9,061	$ 6,488
Marketable securities	--	14,489
Trade receivables, net of allowance for doubtful accounts of $1,431 (unaudited) and $1,531in 2001 and 2000, respectively	14,428	4,701
Inventories (note 2)	18,970	13,779
Prepaid expenses	888	713
Income tax receivable	18	76
Other current assets	177	723
Total current assets	43,542	40,969

Property and equipment, net	4,618	5,733
Other assets, net	1,186	1,084
	$ 49,346	$ 47,786

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 1,666	$ 1,255
Accrued expenses	7,684	5,213
Total current liabilities	9,350	6,468
Capitalized lease obligation	46	66
Total liabilities	9,396	6,534

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 23,137,571 shares issued and 22,480,071 shares outstanding	23	23
Additional paid-in capital	86,146	86,037
Common stock subscription	(22)	(22)
Deferred compensation	(225)	(221)
Accumulated other comprehensive loss	(512)	(295)
Accumulated deficit	(42,324)	(41,134)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)
Total stockholders' equity	39,950	41,252

Contingencies (note 8)
	$ 49,346	$ 47,786

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net sales	$ 18,764	$ 12,400	$ 39,464	$ 28,275
Cost of goods sold	8,943	4,734	17,893	9,107
Gross profit	9,821	7,666	21,571	19,168

Operating expenses:
Research and development expenses	246	541	531	1,180
Selling and marketing expenses	8,833	11,917	17,412	23,312
General and administrative expenses:
Provision for bad debts	17	509	205	716
Other	2,345	2,626	4,904	5,454
Total operating expenses	11,441	15,593	23,052	30,662
Operating loss	(1,620)	(7,927)	(1,481)	(11,494)

Other income (expense):
Interest income	62	260	294	622
Other	(18)	125	(18)	144
Loss before income taxes	(1,576)	(7,542)	(1,205)	(10,728)
Income tax benefit	(20)	--	(15)	(1,144)
Net loss	$ (1,556)	$ (7,542)	$ (1,190)	$ (9,584)
	=====	=====	=====	=====
Loss per common share - basic and diluted (note 3)	$ (0.07)	$ (0.34)	$ (0.05)	$ (0.43)
	=====	=====	=====	=====

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Six months ended June 30, 2001
(unaudited)
	Shares of		Additional	Common		Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Stock	Deferred	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Subscription	Compensation	Loss	Deficit	Loss	Stock	Equity

Balance, December 31, 2000	23,137,571	$ 23	$ 86,037	$ (22)	$ (221)	$ (295)	$ (41,134)		$ (3,136)	$ 41,252
Comprehensive loss:
Net loss	--	--	--	--	--	--	(1,190)	$ (1,190)	--	(1,190)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	--	--	--	--	--	(8)	--	(8)	--	(8)
Foreign currency translation	--	--	--	--	--	(209)	--	(209)	--	(209)
Comprehensive loss	--	--		--	--	--	--	$ (1,407)	--	--
Stock option forfeiture	--	--	(4)	--	4	--	--	=====	--	--
Issuance of stock options	--	--	113	--	(113)	--	--		--	--
Amortization of deferred compensation	--	--	--	--	105	--	--		--	105
Balance, June 30, 2001	23,137,571	$ 23	$ 86,146	$ (22)	$ (225)	$ (512)	$ (42,324)		$ (3,136)	$ 39,950
	======	===	=====	===	====	====	======		=====	======

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended
	June 30,

	2001	2000
Cash flows from operating activities:
Net loss	$ (1,190)	$ (9,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangible assets	1,291	2,055
Amortization of deferred compensation	105	160
Deferred income taxes	--	(1,144)
Allowance for doubtful accounts	205	716
Changes in assets and liabilities:
Trade receivables	(9,932)	(3,651)
Inventories	(5,191)	1,477
Prepaid expenses	(176)	(467)
Income tax receivable	57	4,836
Other current assets	548	(109)
Other assets	(332)	(1,003)
Accounts payable	412	306
Accrued expenses	2,462	3,128
Net cash used in operating activities	(11,741)	(3,280)

Cash flows from investing activities:
Purchase of equipment	(200)	(443)
Purchases of marketable securities	(2,944)	(1,085)
Maturities of marketable securities	10,440	5,500
Sales of marketable securities	7,050	5,999
Net cash provided by investing activities	14,346	9,971

Cash used in financing activities - principal payments under capital lease obligation	(32)	(28)

Net increase in cash and cash equivalents	2,573	6,663
Cash and cash equivalents at beginning of period	6,488	2,786
Cash and cash equivalents at end of period	$ 9,061	$ 9,449
	=====	=====
Supplemental disclosure of cash flow information:
Interest paid	$ 8	$ 6
	=====	======
Income taxes paid	$ 8	$ --
	=====	======
Supplemental disclosure of non-cash investing and financing activities - equipment financed with capital lease	$ 20	$ 186
	=====	======

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and subsidiaries (the "Company") as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's 2000 Annual Report on Form 10-K filed with the SEC on April 2, 2001.

In July 2000, the Emerging Issues Task Force ("EITF") finalized its consensus on Issue No.00-10 that all amounts billed to customers for shipping and handling should be included in "net sales", and costs incurred related to shipping and handling should be included in "cost of goods sold". The Company has previously included shipping and handling revenues and costs in "selling and marketing" expenses. The Company's Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2000 have been reclassified to reflect the classification required by EITF Issue No. 00-10. For the three and six months ended June 30, 2000 net sales includes shipping and handling fees of $145,000 and $310,000, respectively, and cost of goods sold includes shipping costs of $210,000 and $395,000, respectively.

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

2.   Inventories

Inventories consist of the following (in thousands):
	June 30,	December 31,
	2001	2000
	(unaudited)
Finished goods	$ 6,287	$ 4,407
Component parts	12,683	9,372
	$ 18,970	$ 13,779
	======	=====

3.   Loss per Common Share

The weighted average common shares used for determining basic and diluted earnings per common share was 22,480,071 for the three and six months ended June 30, 2001 and 2000, respectively.  The effect of all stock options and warrants for the three and six months ended June 30, 2001 and 2000, respectively, was antidilutive.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   Geographic Segment and Data

The Company generates substantially all revenues from the design, manufacture, marketing, and distribution of premium quality, technologically innovative golf clubs.  The Company's products are distributed in both domestic and international markets.  Net sales by customer domicile for these markets consisted of the following (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
United States	$ 14,325	$ 10,212	$ 31,497	$ 24,106
Rest of World	4,439	2,188	7,967	4,169
	$ 18,764	$ 12,400	$ 39,464	$ 28,275
	=====	=====	=====	=====

5.   Income Taxes

In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through June 30, 2001 will be realized.  Accordingly, the Company has recognized a valuation allowance to reduce the net deferred tax asset to an amount that management believes will more likely than not be realized based on a weighting of objective evidence.

6.   Liquidity

On March 27, 2001, the Company executed a $10.0 million revolving credit facility with General Electric Capital Corporation, which expires on March 27, 2004.  The revolving credit facility is secured by certain of the Company's eligible accounts receivable and inventories.  Borrowings under the revolving credit facility are payable on demand and bear interest at the GE Capital Commercial Paper Rate plus 3.75% per year.  At July 31, 2001, the GE Capital Commercial Paper Rate was 3.68%.  The unused portion of the revolving credit facility is subject to a commitment fee of 0.25% per year.  The credit facility requires the Company to maintain compliance with certain financial ratio covenants, including, among other things, minimum tangible net worth, net borrowing availability and cash balances.  In addition, the Company will be subject to limitations on capital expenditures and net losses.  Currently, the Company does not have any outstanding borrowings under the facility.  See further discussion of liquidity in Management's Discussion and Analysis of Financial Condition and Results of Operations at page 14.

7.   New Accounting Pronouncements

In April 2001, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-25 (EITF 00-10), Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products and Services, which establishes standards for how companies should account for cooperative advertising arrangements, buydowns and promotional expenditures.  The consensus reached was that all of the aforementioned amounts should be classified as a reduction of revenue.  The Company will adopt the provisions of this consensus in the first quarter of 2002, and is currently assessing the impact on the consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued "SFAS" No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting for acquired goodwill and other intangible assets. The Company will adopt the provisions of this standard in the first quarter of 2002 and is currently assessing the impact on the consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   Contingencies

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints allege that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs allege that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) allegedly threatened the Company's long-term profits. Plaintiffs also allege that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.  On July 5, 2000, the Company filed a motion to dismiss the consolidated, amended complaint. The motion is now fully briefed and under submission with the court.  The Company denies the allegations in the complaint and intends to defend it vigorously.

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

In May 1998, Adams Golf, Ltd. entered into an agreement with Nicholas A. Faldo.  The agreement provided that Mr. Faldo provide a variety of services to Adams Golf, Ltd. including endorsement and use of certain of Adams Golf, Ltd.'s products.  This agreement required Adams Golf, Ltd. to make certain payments to Mr. Faldo, whether or not his endorsement resulted in increased sales of Adams Golf, Ltd.'s products.  Specifically, Mr. Faldo was entitled to receive a royalty of 5% of the net sales price of all Adams Golf's clubs (other than certain specialty items for which the royalty equals 10% of the net sales price) sold outside the U.S. throughout the term of the agreement. The agreement provided a minimum royalty of $1,875,000 in 2000 escalating to $4,000,000 for the years 2004 through 2008.  From 2009 through 2014, the agreement did not provide a minimum royalty. On November 6, 2000, Adams Golf, Ltd. announced that Mr. Faldo was in material breach of this contract and that it had ceased making all royalty payments.  Although Mr. Faldo has not asserted a claim, the Company has been in contact with Mr. Faldo and has identified and presented a solution that would be mutually beneficial to both parties and would release the Company from future claims associated with the action taken on November 6, 2000.  As of the date of this filing, no final resolution regarding this matter has been reached and it should continue to be noted that a claim from Mr. Faldo could require the Company to spend significant time and money in litigation.  As a result, the cessation of this relationship with Mr. Faldo could have a material adverse effect on the Company's business, operating results or financial condition.

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

9.   Subsequent Events

On July 30, 2001, the Company was notified by Nasdaq that it had failed to maintain the minimum $1.00 bid price requirement for 30 consecutive trading days and that the 90 day "cure-period" for which the Company's stock would need to satisfy the minimum bid requirement or $1.00 for ten consecutive trading days had begun.  If the Company is unable to demonstrate compliance with the requirement on or before the expiration of the 90-day period, Nasdaq will provide the Company with written notification that it has determined to delist the Company's common stock from the National Market System.  The Company would then be entitled to request a review of that determination.  If the Company's common stock is delisted, it would be eligible to trade on the electronic bulletin board, rather than either the Nasdaq National Market or Small Cap Systems.  The inability to maintain a listing on the Nasdaq Stock Market could adversely affect the ability or willingness of investors to purchase the common stock, which, in turn, would likely severely affect the market liquidity of the Company's securities.

Subsequent to June 30, 2001, the Company approved a plan for an operational restructuring in which it will reduce its employee staff by approximately 60 positions, or 27%.  The infrastructure reductions are throughout all aspects of the organization and are expected to exceed $0.8 million primarily in severance costs.

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

The Company's net sales are primarily derived from sales to on- and off- course golf shops and selected sporting goods retailers and, to a lesser extent, international distributors.  No assurances can be given that demand for the Company's current products or the introduction of new products will allow the Company to achieve historical levels of sales in the future.

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

Subsequent to June 30, 2001, the Company approved a plan for an operational restructuring in which it will reduce its employee staff by approximately 60 positions, or 27%.  The infrastructure reductions are throughout all aspects of the organization and are expected to exceed $0.8 million primarily in severance costs.

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
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	47.7	38.2	45.3	32.2
Gross profit	52.3	61.8	54.7	67.8
Operating expenses:
Research and development expenses	1.3	4.4	1.3	4.2
Sales and marketing expenses	47.1	96.1	44.1	82.4
General and administrative expenses:
Provision for bad debts	0.1	4.1	0.7	2.5
Other	12.4	21.1	12.3	19.3
Total operating expenses	60.9	125.7	58.4	108.4
Interest income	0.3	2.1	0.6	2.2
Other income (expense)	(0.1)	1.0	--	0.5
Loss before income taxes	(8.4)	(60.8)	(3.1)	(37.9)
Income tax benefit	(0.1)	--	--	(4.0)
Net loss	(8.3)%	(60.8)%	(3.1)%	(33.9)%
	======	=====	=====	=====

Three Months Ended June 30, 2001 Compared to Three Months ended June 30, 2000

Net sales increased to $18.8 million for the three months ended June 30, 2001 from $12.4 million for the comparable period of 2000.  The increase is primarily attributable to higher sales volume in the driver and iron categories resulting from the introduction of the Tight Lies ST drivers in the first quarter of 2001 and Tight Lies GT irons in the fourth quarter of 2000 partially offset by slightly reduced levels of fairway wood sales, primarily the Tight Lies 2 line.

Net sales of drivers increased to $5.1 million, or 27.2% of net sales, for the three months ended June 30, 2001 from $3.3 million, or 26.6% of net sales, for the comparable period of 2000.  Approximately $2.2 million or 11.5% of net sales for the three month period ended June 30, 2001 was generated by closeout of the SC Series product line.  Net sales of irons increased to $5.2 million, or 27.6% of net sales, from $0.3 million, or 2.3% of net sales, for the three month periods ended June 30, 2001 and 2000, respectively.  Net sales of fairway woods decreased to $7.5 million, or 40.0% of net sales, from $9.3 million, or 74.6% of net sales, for the three month periods ended June 30, 2001 and 2000, respectively, resulting from reduced net sales of the Tight Lies 2 line offset by $4.7 million of net sales generated from the Tight Lies ST fairway woods and Tight Lies GT i-woods.

Net sales of the Company's products outside the U.S. increased to $4.4 million, or 23.7% of net sales, from $2.2 million, or 17.6% of net sales, for the three month periods ended June 30, 2001 and 2000, respectively.

Cost of goods sold increased to $8.9 million, or 47.7% of net sales, for the three months ended June 30, 2001 from $4.7 million, or 38.2% of net sales, for the comparable period of 2000.  The increase is primarily the result of a 51.8% increase in units sold during the three month period ended June 31, 2001 as compared to 2000.  In addition, cost of goods sold for the three months ended June 30, 2000 included approximately $0.5 million of costs associated with reduction in the suggested retail selling price of the SC driver whereby retailers were given one additional SC driver at no charge for every four units they were carrying in inventory at the time of the change.  With respect to cost of goods sold as percentage of revenue, the increase of 9.5% is primarily the result of a higher proportion of total sales being generated by the iron category which produces a lower gross margin on a per unit basis coupled with the close out of the SC driver product line during the three months ended June 30, 2001.

Operating expenses are comprised primarily of selling and marketing expenses, general and administrative expenses, and, to a lesser extent, research and development expenses.  Selling and marketing expenses decreased to $8.8 million for the three months ended June 30, 2001 from $11.9 million for the comparable period in 2000.  The decrease for the three months ended June 30, 2001 as compared to the same period in 2000 is primarily attributable to reduced advertising costs of $2.4 million for certain television and print media associated with the launch of the Tight Lies 2 product line in 2000 and reduced market research costs associated with the Tight Lies GT irons.  To a lesser extent, the decrease is associated with reduced creative costs associated with commercials of $0.5 million and reduced royalties of $0.4 million resulting from the cessation of Adams Golf Ltd.'s relationship with Nicholas A. Faldo. In addition, depreciation and payroll related expenses decreased $0.3 million in the aggregate resulting from infrastructure reductions associated with the Company's direct to consumer sales operations.  These decreases are partially offset by costs associated with the Company's sales agency relationship in Canada, established in August 2000, which has resulted in costs of $0.6 million for the three months ended June 30, 2001.  Given the planned reductions in infrastructure subsequent to June 30, 2001, it is anticipated that selling expenses will be at reduced levels in future periods.

General and administrative expenses, including provisions for bad debts, decreased to $2.4 million for the three months ended June 30, 2001 from $3.1 million for the comparable period in 2000.  The decrease is primarily attributable to a reductions in payroll related costs of $0.5 million resulting from an overall reduction in headcount among all administrative functions and reduced recruiting expenses as compared to the three month period ended June 30, 2000.  The decrease is also attributed to a $0.5 million decrease in the provision for bad debts for the three month period ended June 30, 2001 as compared to 2000 resulting from certain customers experiencing increased financial difficulty in 2000.  These decreases are partially offset by $0.3 million of local taxes owed from prior years resulting from the conclusion of an audit during the three month period ended June 30, 2001.  Given the planned reductions in infrastructure subsequent to June 30, 2001, it is anticipated that general and administrative expenses will be at reduced levels in future periods.

Research and development expenses, primarily consisting of costs associated with development of new products, were $0.2 million for the three months ended June 30, 2001, as compared to $0.5 million for the similar period in 2000. The decrease is attributable to the cessation of Adams Golf Ltd.'s relationship with Nicholas A. Faldo, a professional golfer, and the resulting reduction in amortization of compensation resulting from stock previously granted to Mr. Faldo.  On November 6, 2000, Adams Golf, Ltd. announced that Mr. Faldo was in material breach of his contract, at which time the remaining unamortized compensation associated with the professional services agreement was written-off as the Company concluded that the agreement would no longer provide a future benefit.  In addition, given the planned reductions in infrastructure subsequent to June 30, 2001, it is anticipated that research and development expenses will be at reduced levels in future periods.

As a result of the above, the Company had an operating loss of $1.6 million for the three months ended June 30, 2001 as compared to an operating loss of $7.9 million for the three months ended June 30, 2000.

For the three months ended June 30, 2001 the Company did not recognize income tax benefit due to the inability to conclude on a more likely than not basis that deferred income tax benefits will ultimately be realized.

Six Months Ended June 30, 2001 Compared to Six Months ended June 30, 2000

Net sales increased to $39.5 million for the six months ended June 30, 2001 from $28.3 million for the comparable period of 2000.  The increase is primarily attributable to a higher sales volume in the driver and iron categories resulting from the introduction of the Tight Lies ST drivers in January 2001 and Tight Lies GT irons in the fourth quarter of 2000 partially offset by slightly reduced levels of fairway wood sales.

Net sales of drivers increased to $11.0 million, or 28.0% of net sales, for the six months ended June 30, 2001 from $7.0 million, or 24.7% of net sales, for the comparable period of 2000.  Approximately $2.7 million or 6.9% of net sales for the six month period ended June 30, 2001 was generated by closeout of the SC Series product line.  Net sales of irons increased to $10.1 million, or 25.8% of net sales, from $0.6 million, or 2.3% of net sales, for the six month periods ended June 30, 2001 and 2000, respectively.  Net sales of fairway woods decreased to $16.9 million, or 42.9% of net sales, from $21.2 million; or 75.1% of net sales, for the six month periods ended June 30, 2001 and 2000 resulting from reduced net sales of the Tight Lies 2 line offset by $12.2 million of net sales generated from the recently introduced Tight Lies ST fairway woods and Tight Lies GT i-woods.

Net sales of the Company's products outside the U.S. increased to $8.0 million, or 20.2% of net sales, from $4.2 million, or 14.7% of net sales, for the six month periods ended June 30, 2001 and 2000, respectively.

Cost of goods sold increased to $17.9 million, or 45.3% of net sales, for the six months ended June 30, 2001 from $9.1 million, or 32.2% of net sales, for the comparable period of 2000.  The increase is primarily the result of a 30.5% increase in units sold during the six month period ended June 30, 2001 as compared to 2000 coupled with unfavorable changes in the product mix to recently introduced higher cost products.  In addition, cost of goods sold for the six months ended June 30, 2000 included approximately $0.5 million of costs associated with reduction in the suggested retail selling price of the SC driver whereby retailers were given one additional SC driver at no charge for every four units they were carrying in inventory at the time of the change.  With respect to cost of goods sold as percentage of revenue, the increase of 13.1% is primarily the result of a higher proportion of total sales being generated by the iron category which produces a lower gross margin on a per unit basis coupled with the close out of the SC driver product line during the six months ended June 30, 2001.

Operating expenses are comprised primarily of selling and marketing expenses, general and administrative expenses, and, to a lesser extent, research and development expenses.  Selling and marketing expenses decreased to $17.4 million for the six months ended June 30, 2001 from $23.3 million for the comparable period in 2000.  The decrease is primarily attributable to reduced advertising costs of $5.6 million for certain television and print media associated with the launch of the Tight Lies 2 product line in 2000.  To a lesser extent, the decrease is associated with reduced creative costs associated with commercials of $0.9 million and reduced royalties of $0.9 million resulting from the cessation of Adams Golf Ltd.'s relationship with Nicholas A. Faldo. Also, depreciation was reduced by $0.3 during the six month period ended June 30, 2001 as compared to the same period in 2000 resulting from infrastructure reductions associated with the Company's direct to consumer sales operations.   These decreases are partially offset by increased sales promotion expenses of $0.7 million resulting from specific sales programs initiated with selected customers and costs associated with the Company's sales agency relationship in Canada, established in August 2000, which has resulted in costs of $0.8 million for the six months ended June 30, 2001.  Given the planned reductions in infrastructure subsequent to June 30, 2001, it is anticipated that selling expenses will be at reduced levels in future periods.

General and administrative expenses, including provisions for bad debts, decreased to $5.1 million for the six months ended June 30, 2001 from $6.2 million for the comparable period in 2000.  The decrease is primarily attributed to reductions in payroll and recruiting costs of $0.7 million resulting from an overall reduction in headcount among all administrative functions and a reduction in the provision for bad debts of $0.5 million resulting from certain customers experiencing increased financial difficulty in 2000. To a lesser extent, consulting and legal costs decreased $0.2 million in the current six month period as compared to the six months ended June 30, 2000, respectively.  These decreases are partially offset by $0.3 million of local taxes owed from prior years resulting from the conclusion of an audit during the six month period ended June 30, 2001.  Given the planned reductions in infrastructure subsequent to June 30, 2001, it is anticipated that general and administrative expenses will be at reduced levels in future periods.

Research and development expenses, primarily consisting of costs associated with development of new products, were $0.5 million for the six months ended June 30, 2001, as compared to $1.2 million for the similar period in 2000.  The decrease is attributable to the cessation of Adams Golf Ltd.'s relationship with Nicholas A. Faldo, a professional golfer, and the resulting reduction in amortization of compensation resulting from stock previously granted to Mr. Faldo.  On November 6, 2000, Adams Golf, Ltd. announced that Mr. Faldo was in material breach of his contract, at which time the remaining unamortized compensation associated with the professional services agreement was written-off as the Company concluded that the agreement would no longer provide a future benefit.  The Company expects that research and development expense will continue to approximate current levels in future periods.  In addition, given the planned reductions in infrastructure subsequent to June 30, 2001, it is anticipated that research and development expenses will be at reduced levels in future periods.

As a result of the above, the Company had an operating loss of $1.5 million for the six months ended June 30, 2001 as compared to an operating loss of $11.5 million for the six months ended June 30, 2000.

For the six months ended June 30, 2001 the Company did not recognize income tax benefit due to the inability to conclude on a more likely than not basis that deferred income tax benefits will ultimately be realized.

Liquidity and Capital Resources

Cash and cash equivalents increased to $9.1 million at June 30, 2001 from $6.5 million at December 31, 2000.  During the period, approximately $11.7 million was used in operations, primarily as a result of the $5.2 million increase in inventories and a $9.9 million increase in trade receivables, partially offset by an increase in accounts payable and accrued expenses of $2.9 million relating primarily to purchases of inventory and advertising and promotional expenses.

Cash provided by investing activities of $14.3 million for the six months ended June 30, 2001 is primarily related to the sales and maturities of marketable securities of $7.0 million and $10.4 million respectively, offset by purchases of marketable securities of $2.9 million and equipment of $0.2 million in the ordinary course of business.

Working capital decreased to $34.2 million at June 30, 2001 compared to $34.5 million at December 31, 2000.

On March 27, 2001, the Company executed a $10.0 million revolving credit facility with General Electric Capital Corporation, which expires on March 27, 2004.  The revolving credit facility is secured by certain of the Company's eligible accounts receivable and inventories.  Borrowings under the revolving credit facility are payable on demand and bear interest at the GE Capital Commercial Paper Rate plus 3.75% per year.  At July 31, 2001, the GE Capital Commercial Paper Rate was 3.68%.  The unused portion of the revolving credit facility is subject to a commitment fee of 0.25% per year.  The credit facility requires the Company to maintain compliance with certain financial ratio covenants, including, among other things, minimum tangible net worth, net borrowing availability and cash balances.  In addition, the Company will be subject to limitations on capital expenditures and net losses.  Currently, the Company does not have any outstanding borrowings under the facility.

The Company expects to meet future liquidity requirements through cash flows generated from operations, cash reserves and utilization of its credit facility. It is anticipated that operating cash flows, current cash reserves, and the Company's credit facility will also fund capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to the Company's operations if cash is needed in other areas of the Company's operations.  In addition, cash flows from operations, cash reserves and the credit facility will be utilized to support ongoing purchases of component parts for the Company's current product lines.  It is anticipated that cash requirements to support current purchasing initiatives will continue at current levels taking into consideration the seasonality of the industry and consumer acceptance of the Company's products.  The current product lines are expected to continue to produce reduced margins as compared to historical levels resulting from the utilization of more expensive component parts.  Concerning advertising efforts, the Company anticipates requiring less cash flow to support discretionary programs as the Company continues to reduce its expenditures in this category as compared to historical trends.  In contast, the Company anticipates that promotional expenses will remain at greater than historical levels to promote "sell through" of its current products at the retail level.  The expected operating cash flow, current cash reserves and the Company's credit facility are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

Prior to the six month period ended June 30, 2001, the Company experienced declining sales and increasing operating losses.  Should this trend re-emerge, it may be necessary to secure additional financing to continue operations.  There can be no assurance that any additional financing will be available on acceptable terms. Should the Company be unable to obtain additional financing, it may be required to halt capital expenditure programs, continue to reduce costs associated with its current infrastructure, and decrease the level of expenditures necessary to support marketing efforts and advertising campaigns, which could further reduce sales and adversely affect the Company's stock price.

On July 30, 2001, the Company was notified by Nasdaq that it had failed to maintain the minimum $1.00 bid price requirement for 30 consecutive trading days and that the 90 day "cure-period" for which the Company's stock would need to satisfy the minimum bid requirement of $1.00 for ten consecutive trading days had begun.  If the Company is unable to demonstrate compliance with the requirement on or before the expiration of the 90-day period, Nasdaq will provide the Company with written notification that it has determined to delist the Company's common stock from the National Market System.  The Company would then be entitled to request a review of that determination.  If the Company's common stock is delisted, it would be eligible to trade on the electronic bulletin board, rather than either the Nasdaq National Market or Small Cap Systems.  The inability to maintain a listing on the Nasdaq Stock Market could adversely affect the ability or willingness of investors to purchase the common stock, which, in turn, would likely severely affect the market liquidity of the Company's securities.

Subsequent to June 30, 2001, the Company approved a plan for an operational restructuring in which it will reduce its employee staff by approximately 60 positions, or 27%.  The infrastructure reductions are throughout all aspects of the organization and are expected to exceed $0.8 million in severance costs.  It is expected that the approved restructuring plan will positively impact the Company's long term liquidity, but no assurance can be given that actual results will be consistent with current expectations.

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products which gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken other steps to increase market acceptance and therefore revenues during the six month period ended June 30, 2001 have increased over the comparable period in 2000.  Given the current domestic economic environment, competitive landscape of the golf industry and recent changes to the Company's business model , no assurance can be given that the Company will be able sustain the year over year revenue growth experienced during the six month period ended June 30, 2001.  No assurance can be given that the Company's projected cash resources will be sufficient to fund the Company's future cash requirements beyond 12 months.  Accordingly, to remain viable, the Company may have to raise additional capital and/or further reduce its operating expenses, notwithstanding the liquidity provided by the Company's revolving credit facility.  Thus, the Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock.  Further, there can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.  If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations, develop, enhance, and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition or liquidity.

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

Dependence on New Product Introductions; Uncertain Consumer Acceptance

Prior to the six month period ended June 30, 2001, the Company's net sales were derived primarily from the sale of fairway woods (original Tight Lies and Tight Lies 2).  During the six month period ended June 30, 2001, the Company's fairway woods represented 42.9% of net sales whereas, for the year ended December 31, 2000, the Company's fairway woods represented 70.5% of net sales.  To date, although certain of the Company's new product introductions have experienced modest success, the Company's ultimate success depends, in large part, on its ability to successfully develop and introduce new products accepted in the marketplace.  Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection.  Certain products previously introduced by the Company have not met the level of consumer acceptance anticipated by management.  No assurance can be given that the Company's current products will continue to meet with consumer acceptance or that the Company will be able to design, manufacture and introduce new products that will meet with the market acceptance once enjoyed by the original Tight Lies fairway woods. Failure by the Company to identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company's future growth and profitability.  Additionally, successful technologies, designs and product concepts are likely to be copied by competitors.  Accordingly, the Company's operating results could fluctuate as a result of the amount, timing, and market acceptance of new product introductions by the Company or its competitors.  The design of new golf clubs is also greatly influenced by the rules and interpretations of the USGA.  Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by the organization, the Company believes that it is critical for its future success that new clubs introduced by the Company comply with USGA standards.

Limited History of Profitability

The Company has a limited history of profitability.  Although the Company generated net income during the years ended December 31, 1996 and 1998 and the three month period ended March 31, 2001, it has historically experienced net losses from operations.  For the years ended December 31, 1999 and 2000, the Company experienced declining sales and increasing operating losses.  There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis in the future.  The Company has introduced new products and has taken other steps to increase market acceptance and therefore resulting revenues during the six month period ended June 30, 2001 have increased over the comparable period in 2000.  Given the current domestic economic environment and competitive landscape of the golf industry, no assurance can be given that the Company will be able sustain the year over year revenue growth experienced during the six month period ended June 30, 2001.  Therefore, there can be no assurance that the Company's projected cash resources will be sufficient to fund the Company's cash requirements in the future.  Accordingly, to remain viable after the second quarter of 2002, the Company must substantially increase revenues, raise additional capital, and/or further reduce its operating expenses, notwithstanding the liquidity provided by the Company's revolving credit facility.  Thus, the Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock. Further, there can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.  If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition or liquidity.

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

Source of Supply

The Company relies on a limited number of suppliers for a significant portion of the component parts used in the manufacture of its golf clubs. In addition, the Company is currently dependent on a single supplier (True Temper Sports) for the multi-material shafts used in the Tight Lies ST and GT product lines.  The Company could in the future experience shortages of components or periods of increased price pressures, which could have a material adverse effect on the Company's business, operating results and financial condition.  In addition, failure to obtain adequate supplies or fulfill customer orders on a timely basis could have a material adverse effect on the Company's business, operating results, or financial condition.

Product Warranties

The Company supports all of its golf clubs with a limited one year product warranty with the exception of the GT shaft included in the Tight Lies GT irons, Tight Lies GT i-wood, and Tom Watson GT wedge, as well as the ST shaft included in the Tight Lies ST fairway woods and driver.  These shafts carry a five year warranty on defects in quality and workmanship.  The Company closely monitors the level and nature of warranty claims, and where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market.  Significant increases in the incidence of such claims may adversely affect the Company's sales and reputation with golfers.  The Company establishes a reserve for warranty claims which it believes is sufficient to meet future claims.  However, there can be no assurance that these reserves will be sufficient if the Company were to experience an unusually high incidence of problems with its products.

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

Industry Specific Requirements

The Company performs ongoing credit evaluation of its wholesale customers' financial condition and generally requires no collateral from these customers.  The Company believes it has adequate reserves for potential credit losses. Currently, the Company is experiencing a reduced level of delinquent or uncollectible accounts and customers experiencing financial difficulty as compared to the trend experienced in 2000.  The Company does not anticipate that current trends will continue given the current domestic economic conditions  Additionally, approximately 26% of the Company's net sales for the six months ended June 30, 2001 were derived from a small number of customers.  Accordingly, there can be no assurance that the Company's results of operations or cash flows will not be adversely impacted by the failure of these customers or its other customers to meet their obligations to the Company.  Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific retail customers.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on the Company's relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote the Company's brand name and to assure adequate product availability often to coincide with planned promotions or advertising campaigns.  Although a significant amount of the Company's sales are not affected by these terms, the extended terms do have a negative impact on the Company's financial position and liquidity.  The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company's financial plans.

In addition to extended payment terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand. The Company's inventory balances were $18,970,000 and $13,779,000 at June 30, 2001 and December 31, 2000, respectively.

Certain Risks of Conducting Business Abroad

The Company imports a significant portion of its component parts, including heads, shafts, headcovers, and grips from companies in Taiwan, China, Australia and Mexico.  In addition, the Company sells its products to certain distributors located outside the United States.  The Company's international business is currently centered in Canada, Japan and the United Kingdom and it intends to focus its continued international expansion efforts through its subsidiaries and agency relationship.  The Company's business is subject to the risk generally associated with doing business abroad, such as foreign government relations, foreign consumer preferences, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and exchange rates in countries in which the Company purchases components or sells its products.

Seasonality, Quarterly Fluctuations, and Economic Conditions

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

Termination of Faldo Contract

In May 1998, Adams Golf, Ltd. entered into an agreement with Nicholas A. Faldo.  The agreement provided that Mr. Faldo provide a variety of services to Adams Golf, Ltd. including endorsement and use of certain of Adams Golf, Ltd.'s products.  This agreement required Adams Golf, Ltd. to make certain payments to Mr. Faldo, whether or not his endorsement resulted in increased sales of Adams Golf, Ltd.'s products.  Specifically, Mr. Faldo was entitled to receive a royalty of 5% of the net sales price of all Adams Golf's clubs (other than certain specialty items for which the royalty equals 10% of the net sales price) sold outside the U.S. throughout the term of the agreement. The agreement provided a minimum royalty of $1,875,000 in 2000 escalating to $4,000,000 for the years 2004 through 2008.  From 2009 through 2014, the agreement did not provide a minimum royalty. On November 6, 2000, Adams Golf, Ltd. announced that Mr. Faldo was in material breach of this contract and that it had ceased making all royalty payments.  Although Mr. Faldo has not asserted a claim, the Company has been in contact with Mr. Faldo and has identified and presented a solution that would be mutually beneficial to both parties and would release the Company from future claims associated with the action taken on November 6, 2000.  As of the date of this filing, no final resolution regarding this matter has been reached and it should continue to be noted that a claim from Mr. Faldo could require the Company to spend significant time and money in litigation.  As a result, the cessation of this relationship with Mr. Faldo could have a material adverse effect on the Company's business, operating results or financial condition.

Forward-Looking Statements

This Quarterly Report contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management.  When used in this report the words "anticipate" "believe", "expect" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, product development difficulties, manufacturing difficulties; product introductions; market demand and acceptance of products; the impact of changing economic conditions; business conditions in the golf industry; reliance on third parties including suppliers; the impact of market peers and their products; the actions of competitors, including pricing, advertising and product development risks concerning future technology; the impact of operational restructuring on operating results and liquidity; and one-time events and other factors detailed in this report under "Business Risks".  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein. The Company expressly undertakes no obligation to update these forward-looking statements.  Except as required by federal securities laws, Adams Golf undertakes no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints allege that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs allege that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) allegedly threatened the Company's long-term profits.  Plaintiffs also allege that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.  On July 5, 2000, the Company filed a motion to dismiss the consolidated, amended complaint.  The motion is now fully briefed and under submission with the court.  The Company denies the allegations in the complaint and intends to defend it vigorously.

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

In May 1998, Adams Golf, Ltd. entered into an agreement with Nicholas A. Faldo.  The agreement provided that Mr. Faldo provide a variety of services to Adams Golf, Ltd. including endorsement and use of certain of Adams Golf, Ltd.'s products.  This agreement required Adams Golf, Ltd. to make certain payments to Mr. Faldo, whether or not his endorsement resulted in increased sales of Adams Golf, Ltd.'s products.  Specifically, Mr. Faldo was entitled to receive a royalty of 5% of the net sales price of all Adams Golf's clubs (other than certain specialty items for which the royalty equals 10% of the net sales price) sold outside the U.S. throughout the term of the agreement. The agreement provided a minimum royalty of $1,875,000 in 2000 escalating to $4,000,000 for the years 2004 through 2008.  From 2009 through 2014, the agreement did not provide a minimum royalty. On November 6, 2000, Adams Golf, Ltd. announced that Mr. Faldo was in material breach of this contract and that it had ceased making all royalty payments.  Although Mr. Faldo has not asserted a claim, the Company has been in contact with Mr. Faldo and has identified and presented a solution that would be mutually beneficial to both parties and would release the Company from future claims associated with the action taken on November 6, 2000.  As of the date of this filing, no final resolution regarding this matter has been reached and it should continue to be noted that a claim from Mr. Faldo could require the Company to spend significant time and money in litigation.  As a result, the cessation of this relationship with Mr. Faldo could have a material adverse effect on the Company's business, operating results or financial condition.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 2, 2001, the following proposals were adopted by the margin indicated.
1.	To elect three directors to serve until the 2004 Annual Meeting of Stockholders.
	Number of Shares
	Vote For	Withheld

B.H. (Barney) Adams	17,704,002	78,911
Paul F. Brown, Jr.	17,704,427	78,486
Mark R. Mulvoy	17,695,032	87,881
2.	To ratify the appointment of KPMG LLP as the independent auditors of the Company for the year ending December 31, 2001.
	Number of Shares
Vote For	Vote Against	Abstained

17,633,265	32,188	16,670

Item 6(a).  Exhibits

See exhibit index at page 25.

Item 6(b).  Reports on Form 8-K

None

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereonto duly authorized.
ADAMS GOLF, INC.

Date: August 20, 2001	By: /S/ B.H. (BARNEY) ADAMS
B.H. (Barney) Adams, Chairman of the Board and Chief Executive Officer

Date: August 20, 2001	By: /S/ RUSSELL L. FLEISCHER
Russell L. Fleischer
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

Date: August 20, 2001	By: /S/ GABRIEL J. NILL
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