Form 10-Q
period 2001-09-30
ADAMS GOLF INC
filed 2001-11-14
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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
[X] Yes  [   ] No

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,480,071 on November 14, 2001.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL STATEMENTS	Page

	Item 1.	Financial Statements

Condensed Consolidated Balance Sheets -
		September 30, 2001 (unaudited) and December 31, 2000	3

Unaudited Condensed Consolidated Statements of Operations -
		Three and Nine months ended September 30, 2001 and 2000	4

Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Nine months ended September 30, 2001	5

Unaudited Condensed Consolidated Statements of Cash Flows -
		Nine months ended September 30, 2001 and 2000	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-11

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-24

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	N/A

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	25

	Item 2.	Changes in Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	N/A

	Item 5.	Other Information	N/A

	Item 6.	Exhibits and Reports on Form 8-K	N/A

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	September 30, 2001	December 31, 2000
	(unaudited)
Current assets:
Cash and cash equivalents	$ 10,786	$ 6,488
Marketable securities	--	14,489
Trade receivables, net of allowance for doubtful accounts of $746 (unaudited) and $1,531in 2001 and 2000, respectively	6,385	4,701
Inventories (note 2)	18,903	13,779
Prepaid expenses	1,075	713
Income tax receivable	18	76
Other current assets	106	723
Total current assets	37,273	40,969

Property and equipment, net	4,144	5,733
Other assets, net	1,142	1,084
	$ 42,559	$ 47,786
	=====	=====

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 694	$ 1,255
Accrued expenses (notes 3, 6, 8 and 9)	7,957	5,213
Total current liabilities	8,651	6,468
Non-current liabilities (note 8)	729	66
Total liabilities	9,380	6,534

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 23,137,571 shares issued and 22,480,071 shares outstanding	23	23
Additional paid-in capital	86,145	86,037
Common stock subscription	(22)	(22)
Deferred compensation	(183)	(221)
Accumulated other comprehensive loss	(311)	(295)
Accumulated deficit	(49,337)	(41,134)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)
Total stockholders' equity	33,179	41,252

Contingencies (notes 8 and 11)
	$ 42,559	$ 47,786
	=====	=====

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales	$ 6,689	$ 8,560	$ 46,153	$ 36,835
Cost of goods sold	3,805	4,179	21,698	13,286
Gross profit	2,884	4,381	24,455	23,549

Operating expenses:
Research and development expenses	222	521	753	1,701
Selling and marketing expenses	4,483	6,621	21,895	29,933
General and administrative expenses:
Provision for bad debts	201	1,498	459	2,214
Other	1,895	2,327	6,746	7,781
Settlement Expense (note 8)	1,579	--	1,579	--
Restructuring Expense (note 9)	1,036	--	1,036	--
Total operating expenses	9,416	10,967	32,468	41,629
Operating loss	(6,532)	(6,586)	(8,013)	(18,080)

Other income (expense):
Interest income	74	365	368	987
Other	(41)	11	(60)	155
Loss before income taxes	(6,499)	(6,210)	(7,705)	(16,938)
Income tax expense (benefit) (note 6)	514	23	498	(1,121)
Net loss	$ (7,013)	$ (6,233)	$ (8,203)	$ (15,817)
	=====	=====	=====	======

Loss per common share - basic and diluted (note 4)	$ (0.31)	$ (0.28)	$ (0.37)	$ (0.70)
	=====	=====	=====	======

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Nine months ended September 30, 2001
(unaudited)
	Shares of		Additional	Common		Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Stock	Deferred	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Subscription	Compensation	Loss	Deficit	Loss	Stock	Equity

Balance, December 31, 2000	23,137,571	$ 23	$ 86,037	$ (22)	$ (221)	$ (295)	$ (41,134)		$ (3,136)	$ 41,252
Comprehensive loss:
Net loss	--	--	--	--	--	--	(8,203)	$ (8,203)	--	(8,203)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	--	--	--	--	--	(8)	--	(8)	--	(8)
Foreign currency translation	--	--	--	--	--	(8)	--	(8)	--	(8)
Comprehensive loss	--	--		--	--	--	--	$ (8,219)	--	--
								====
Stock option forfeiture	--	--	(5)	--	5	--	--		--	--
Issuance of stock options	--	--	113	--	(113)	--	--		--	--
Amortization of deferred compensation	--	--	--	--	146	--	--		--	146
Balance, September 30, 2001	23,137,571	$ 23	$ 86,145	$ (22)	$ (183)	$ (311)	$ (49,337)		$ (3,136)	$ 33,179
	======	===	=====	===	====	====	=====		=====	======

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended
	September 30,

	2001	2000
Cash flows from operating activities:
Net loss	$ (8,203)	$ (15,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangible assets	1,902	2,957
Amortization of deferred compensation	146	229
Deferred income taxes	--	(1,144)
Provision for bad debts	459	2,214
Changes in assets and liabilities:
Trade receivables	(2,143)	(662)
Inventories	(5,124)	2,570
Prepaid expenses	(362)	(473)
Income tax receivable	58	4,836
Other current assets	617	150
Other assets	(155)	(1,233)
Accounts payable	(561)	84
Accrued expenses	2,730	1,455
Other non-current liabilities	702	--
Net cash used in operating activities	(9,934)	(4,834)

Cash flows from investing activities:
Purchase of equipment	(266)	(614)
Purchases of marketable securities	(2,944)	(9,047)
Maturities of marketable securities	10,440	14,100
Sales of marketable securities	7,050	5,999
Net cash provided by investing activities	14,280	10,438

Cash used in financing activities - principal payments under capital lease obligation	(48)	(43)

Net increase in cash and cash equivalents	4,298	5,561
Cash and cash equivalents at beginning of period	6,488	2,786
Cash and cash equivalents at end of period	$ 10,786	$ 8,347
	=====	=====

Supplemental disclosure of cash flow information:
Interest paid	$ 12	$ 9
	=====	=====
Income taxes paid (refunded)	$ (3)	$ 23
	=====	=====
Supplemental disclosure of non-cash investing and financing activities - equipment financed with capital lease	$ 20	$ 186
	=====	=====

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and subsidiaries (the "Company") as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's 2000 Annual Report on Form 10-K filed with the SEC on April 2, 2001.

In July 2000, the Emerging Issues Task Force ("EITF") finalized its consensus on Issue No.00-10 that all amounts billed to customers for shipping and handling should be included in "net sales", and costs incurred related to shipping and handling should be included in "cost of goods sold". The Company has previously included shipping and handling revenues and costs in "selling and marketing" expenses. The Company's Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 have been reclassified to reflect the classification required by EITF Issue No. 00-10. For the three and nine months ended September 30, 2000 net sales includes shipping and handling fees of $74,000 and $384,000, respectively, and cost of goods sold includes shipping costs of $164,000 and $559,000, respectively.

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

2.   Inventories

Inventories consist of the following (in thousands):
	September 30,	December 31,
	2001	2000
	(unaudited)
Finished goods	$ 8,611	$ 4,407
Component parts	10,292	9,372
	$ 18,903	$ 13,779
	======	=====

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued Expenses consist of the following (in thousands):
	September 30,	December 31,
	2001	2000
	(unaudited)
Payroll and commissions	$ 273	$ 235
Royalties	168	1,143
Advertising	1,060	1,238
Product warranty expense and sales returns	426	535
Restructuring costs	972	--
Settlement costs	1,472	--
Income taxes payable	508	--
Other	3,078	2,062
	$ 7,957	$ 5,213
	=====	=====

4.   Loss per Common Share

The weighted average common shares used for determining basic and diluted earnings per common share was 22,480,071 for the three and nine months ended September 30, 2001 and 2000, respectively.  The effect of all stock options and warrants for the three and nine months ended September 30, 2001 and 2000, respectively, was antidilutive.

5.   Geographic Segment and Data

The Company generates substantially all revenues from the design, manufacture, marketing, and distribution of premium quality, technologically innovative golf clubs.  The Company's products are distributed in both domestic and international markets.  Net sales by customer domicile for these markets consisted of the following (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
United States	$ 5,676	$ 6,988	$ 37,172	$ 31,094
Rest of World	1,013	1,572	8,981	5,741
	$ 6,689	$ 8,560	$ 46,153	$ 36,835
	=====	=====	=====	=====

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   Income Taxes

For the three months ended September 30, 2001, the Company recorded income tax expense representing taxes owed in settlement of Internal Revenue Service audits for the tax years ended December 31, 1997, 1998 and 1999.  In addition, in assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through September 30, 2001 will be realized.  Accordingly, the Company has recognized a valuation allowance to reduce the deferred tax assets to an amount that management believes will more likely than not be realized based on a weighting of objective evidence.

7.   Liquidity

On March 27, 2001, the Company executed a $10.0 million revolving credit facility with General Electric Capital Corporation, which expires on March 27, 2004.  The revolving credit facility is secured by certain of the Company's eligible accounts receivable and inventories.  Borrowings under the revolving credit facility are payable on demand and bear interest at the GE Capital Commercial Paper Rate plus 3.75% per year.  At October 24, 2001, the GE Capital Commercial Paper Rate was 2.29%.  The unused portion of the revolving credit facility is subject to a commitment fee of 0.25% per year.  The credit facility requires the Company to maintain compliance with certain financial ratio covenants, including, among other things, minimum tangible net worth, net borrowing availability and cash balances.  In addition, the Company will be subject to limitations on capital expenditures and net losses.  Currently, the Company does not have any outstanding borrowings under the facility.

On July 30, 2001, the Company was notified by Nasdaq that it had failed to maintain the minimum $1.00 bid price requirement for 30 consecutive trading days and that the 90 day "cure-period" for which the Company's stock would need to satisfy the minimum bid requirement of $1.00 for ten consecutive trading days had begun.  Given the events of September 11, 2001 in New York City and Washington D.C., Nasdaq has provided temporary relief with respect to the minimum bid price requirement until January 2, 2002 and has suspended the Company's 90 day cure period initiated on July 30, 2001.  If the Company's common stock is delisted, it would be eligible to trade on the electronic bulletin board, rather than either the Nasdaq National Market or Small Cap Systems.  The inability to maintain a listing on the Nasdaq Stock Market could adversely affect the ability or willingness of investors to purchase the common stock, which, in turn, would likely severely affect the market liquidity of the Company's securities.

See further discussion of liquidity in Management's Discussion and Analysis of Financial Condition and Results of Operations at page 17.

8.   Contract Settlement

On August 25, 2001, an agreement was reached with Nicholas A. Faldo, a professional golfer, in settlement of a dispute regarding provisions of his prior professional services agreement.  The terms of settlement are such that Mr. Faldo received $0.5 million upon execution.  In addition, Mr. Faldo will receive $0.5 million on July 15, 2002 and a series of annual installments for the years 2003 through 2011 aggregating to $2.0 million.  As a result, the Company established a liability representing the present value of the future obligation, which approximated $2,673,000, utilizing the Company's incremental borrowing rate of 6.04%.  In addition, Mr. Faldo is entitled to receive up to an additional $2.0 million contingent on the Company reaching certain future financial performance thresholds.  The present value of these payments was partially offset by the extinguishment of a $1.1 million liability for unpaid royalties in dispute to which Mr. Faldo waived all future rights in accordance with the terms of the settlement.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Restructuring

On August 15, 2001, the Company executed an operational restructuring plan, which reduced its employee staff by 55 positions primarily associated with the conversion of its sales staff to independent (non-employee) sales representatives.  Subsequent to August 15, 2001, management further refined the Company's business model resulting in an additional 76 non-exempt positions being eliminated associated with the outsourcing of the Company's golf club assembly process.  In total, the operational restructuring plan resulted in severance related costs of approximately $1,036,000 of which approximately $64,000 has been paid as of September 30, 2001.

10.  New Accounting Pronouncements

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

In June 2001, the Financial Accounting Standards Board issued "SFAS" No. 143, Accounting for Asset Retirement Obligations, which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The company is currently assessing the impact on the consolidated financial statements and will adopt the provisions of this standard in the first quarter of 2003.

In October, 2001, the Financial Accounting Standards Board issued "SFAS" No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes a universal accounting model based on the framework established in SFAS 121for long-lived assets to be disposed of by sale. The Company is currently assessing the impact on the consolidated financial statements and will adopt the provisions in the first quarter of 2002.

11.   Contingencies

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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   Contingencies (continued)

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

12.   Subsequent Event

Subsequent to September 30, 2001, management further modified its current business model with respect to its operating activities in Japan.  Effective January 1, 2002, the Company will establish a distributor relationship with a third party which will result in the closure of the Company's Japanese subsidiary prior to December 31, 2001.  As a result of the decision to close the subsidiary, the Company expects to record certain costs associated with the wind-down of its current operations in the fourth quarter of 2001.

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
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.9	48.8	47.0	36.1
Gross profit	43.1	51.2	53.0	63.9
Operating expenses:
Research and development expenses	3.3	6.1	1.6	4.6
Sales and marketing expenses	67.0	77.3	47.4	81.2
General and administrative expenses:
Provision for bad debts	3.0	17.5	1.0	6.0
Other	28.4	27.2	14.8	21.1
Settlement Expense	23.6	--	3.4	--
Restructuring Expense	15.5	--	2.2	--
Total operating expenses	140.8	128.1	70.4	112.9
Interest income	1.1	4.3	0.8	2.7
Other income (expense)	(0.5)	0.1	(0.1)	0.4
Loss before income taxes	(97.1)	(72.5)	(16.7)	(45.9)
Income tax expense (benefit)	7.7	0.3	1.1	(3.0)
Net loss	(104.8)%	(72.8)%	(17.8)%	(42.9)%
	=====	=====	=====	=====

Three Months Ended September 30, 2001 Compared to Three Months ended September 30, 2000

Net sales decreased to $6.7 million for the three months ended September 30, 2001 from $8.6 million for the comparable period of 2000.  The decrease is primarily attributable to lower sales volume in the driver and fairway wood categories resulting from the Tight Lies ST product line achieving reduced levels of consumer acceptance as compared to the Original Tight Lies and Tight Lies 2 product lines sold during the similar period of 2000.  The lower sales volume in the driver and fairway wood categories was partially offset by the Company's entrance into the iron category with introduction of the Tight Lies GT irons in the fourth quarter of 2000.

Net sales of drivers decreased to $1.1 million, or 15.8% of net sales, for the three months ended September 30, 2001 from $1.9 million, or 22.3% of net sales, for the comparable period of 2000 primarily attributed to the reduced volume of SC driver sales, $1.0 million, resulting from the close out of this product line during the second quarter of 2001.   Net sales of fairway woods decreased to $4.1 million, or 61.4% of net sales, from $6.2 million, or 72.1% of net sales, for the three month periods ended September 30, 2001 and 2000, respectively.  The decrease is the result of reduced net sales of the Original Tight Lies and Tight Lies 2 product lines not fully offset by sales of the Tight Lies ST product line launched in 2001.  Net sales of irons increased to $1.3 million, or 19.8% of net sales, from $0.3 million, or 3.1% of net sales, for the three month periods ended September 30, 2001 and 2000, respectively and is solely attributed to the sale of Tight Lies GT irons.

Net sales of the Company's products outside the U.S. decreased to $1.0 million, or 15.2% of net sales, from $1.6 million, or 18.4% of net sales, for the three month periods ended September 30, 2001 and 2000, respectively.

Cost of goods sold decreased to $3.8 million, or 56.9% of net sales, for the three months ended September 30, 2001 from $4.2 million, or 48.8% of net sales, for the comparable period of 2000.  The overall dollar decrease is primarily the result of a 11.7% decrease in units sold during the three month period ended September 30, 2001 as compared to 2000.  In addition, cost of goods sold as a percentage of revenue increased 8.1% as compared to the three month period ended September 30, 2000.  The increase is primarily due to the increased sales in the iron category, which approximated 19.8% of total sales for the three month period ended September 30, 2001 as compared to 3.1% for the comparable period of 2000.  Irons generally produce a lower gross margin on a per unit basis as compared to other product categories.  In addition, 43.0% of net sales for the period ended September 30, 2001 were generated by the Original Tight Lies and Tight Lies 2 lines which generated 8.7 fewer basis points of gross margin as compared to the three month period ended September 30, 2001.  The reduced margin is the result of the Company reducing wholesale selling prices for those items since September 30, 2000.  The Company anticipates that cost of goods sold as a percentage of net sales will continue to be at increased levels than has been experienced historically primarily due to the use of more costly component parts and price reductions for mature product lines.

Operating expenses are generally comprised primarily of selling and marketing expenses, general and administrative expenses and research and development expenses.  In addition, for the three month period ended September 30, 2001, operating expenses include certain non-recurring expenses associated with a corporate restructuring plan and costs associated with the settlement of the Company's dispute with Nicholas A. Faldo regarding the provisions of his prior professional services agreement with the Company.

Selling and marketing expenses decreased to $4.5 million for the three months ended September 30, 2001 from $6.6 million for the comparable period in 2000.  The decrease for the three months ended September 30, 2001 as compared to the same period in 2000 is primarily attributable to the period in 2000 including increased creative costs of $1.0 million for advertising media associated with the Tight Lies 2 and Tight Lies GT irons.  Also contributing to the overall reduction was a $0.5 million decrease in royalty expense resulting from the cessation of the Company's relationship with Nicholas A. Faldo.  In addition, depreciation and payroll related expenses decreased $0.4 million in the aggregate resulting from the elimination the Company's direct to consumer sales and promotion operations.  Considering the corporate restructuring executed during the three month period ended September 30, 2001, it is expected that the infrastructure reductions and conversion of the domestic sales organization to an independent (non-employee) sales force will result in reduced levels of compensation related expenses in future periods.

General and administrative expenses, including provisions for bad debts, decreased to $2.1 million for the three months ended September 30, 2001 from $3.8 million for the comparable period in 2000.  The decrease is attributable to reductions in payroll related costs of $0.3 million resulting from attrition and the corporate restructuring executed during the three month period ended September 30, 2001.  It is expected that compensation related expenses will be at reduced levels in future periods as a result of the restructuring actions taken.  The decrease is also attributed to a $1.3 million decrease in bad debt expense for the three month period ended September 30, 2001 as compared to 2000. The decrease in bad debt expense is primarily associated with the Company not experiencing in the three month period ended September 30, 2001, the level of customer delinquencies and bankruptcies incurred in the similar period of 2000.

Research and development expenses, primarily consisting of costs associated with development of new products, were $0.2 million for the three months ended September 30, 2001, as compared to $0.5 million for the similar period in 2000. The decrease is attributable to the cessation of Adams Golf Ltd.'s relationship with Nicholas A. Faldo and the resulting reduction in amortization of compensation resulting from stock previously granted to Mr. Faldo.

During the three month period ended September 30, 2001, an agreement was reached with Nicholas A. Faldo, in settlement of a dispute regarding provisions of his prior professional services agreement with the Company.  The terms of settlement are such that Mr. Faldo received $0.5 million upon execution.  In addition, Mr. Faldo will receive $0.5 million on July 15, 2002 and a series of annual installments for the years 2003 through 2011 aggregating to $2.0 million.  In addition, Mr. Faldo is entitled to receive up to an additional $2.0 million contingent on the Company reaching certain financial performance thresholds. For the three month period ended September 30, 2001, the Company recorded a net charge of $1.6 million related to the settlement.  The charge is comprised of $2.7 million in expense representing the present value of the stream of future payments through 2011 under the provisions of the settlement utilizing the Company's incremental borrowing rate of 6.04%.  The present value of these payments was partially offset by the extinguishment of a $1.1 million liability for unpaid royalties in dispute to which Mr. Faldo waived all future rights in accordance with the terms of the settlement.

On August 15, 2001, the Company executed an operational restructuring plan, which reduced its employee staff by 55 positions primarily associated with the conversion of its sales staff to independent (non-employee) sales representatives.  Subsequent to August 15, 2001, management further refined the Company's business model resulting in an additional 76 non-exempt positions being eliminated associated with the outsourcing of the Company's golf club assembly process.  In total, the operational restructuring plan resulted in severance related costs of approximately $1.0 million.

As a result of the above, the Company had an operating loss for the three months ended September 30, 2001 of $6.5 million, which approximated the loss in the similar period of 2000.

For the three months ended September 30, 2001, the Company recorded income tax expense of $0.5 million primarily representing taxes owed in settlement of Internal Revenue Service audits for the tax years ended December 31, 1997, 1998 and 1999.  In addition, for the three months ended September 30, 2001 the Company did not recognize any income tax benefit due to the inability to conclude on a more likely than not basis that deferred income tax benefits will ultimately be realized.

Nine Months Ended September 30, 2001 Compared to Nine Months ended September 30, 2000

Net sales increased to $46.2 million for the nine months ended September 30, 2001 from $36.8 million for the comparable period of 2000.  The increase is primarily attributable to a higher sales volume in the driver and iron categories resulting from the introduction of the Tight Lies ST drivers in January 2001 and Tight Lies GT irons in the fourth quarter of 2000 partially offset by reduced levels of fairway wood sales.

Net sales of drivers increased to $12.1 million, or 26.2% of net sales, for the nine months ended September 30, 2001 from $8.9 million, or 24.1% of net sales, for the comparable period of 2000.  Approximately $2.8 million or 6.2% of net sales of drivers for the nine month period ended September 30, 2001 was generated by closeout of the SC Series product line.  Net sales of irons increased to $11.5 million, or 24.9% of net sales, from $0.9 million, or 2.5% of net sales, for the nine month periods ended September 30, 2001 and 2000, respectively due primarily to sales of the Tight Lies GT irons.  Net sales of fairway woods decreased to $21.0 million, or 45.6% of net sales, from $27.4 million; or 74.4% of net sales, for the nine month periods ended September 30, 2001 and 2000, resulting from reduced net sales of the Tight Lies 2 line offset by $13.5 million of net sales generated from the recently introduced Tight Lies ST fairway woods and Tight Lies GT i-Woods.

Net sales of the Company's products outside the U.S. increased to $9.0 million, or 19.5% of net sales, from $5.7 million, or 15.6% of net sales, for the nine month periods ended September 30, 2001 and 2000, respectively, with growth focused primarily in Canada and Europe.

Cost of goods sold increased to $21.7 million, or 47.0% of net sales, for the nine months ended September 30, 2001 from $13.3 million, or 36.1% of net sales, for the comparable period of 2000.  The overall dollar increase is primarily the result of a 14.1% increase in units sold during the nine month period ended September 30, 2001 as compared to 2000 coupled with changes in the product mix to the higher cost ST and GT product lines.  In addition, cost of goods sold for the nine months ended September 30, 2000 included approximately $0.5 million of costs associated with reduction in the suggested retail selling price of the SC driver whereby retailers were given one additional SC driver at no charge for every four units they were carrying in inventory at the time of the change.  With respect to cost of goods sold as percentage of revenue, the increase of 10.9% is primarily the result of 40.1% of net sales being generated by the ST Driver and GT Irons which generally produce a lower gross margin on a per unit basis compared to historical levels.  In addition, the Company has reduced the wholesale selling price of the Original Tight Lies, Tight Lies 2 and SC driver product lines during the nine months ended September 30, 2001.  These products generated approximately 9.9 fewer basis points of margin in the aggregate as compared to the similar period in 2000. The Company anticipates that cost of goods sold as percentage of net sales will continue to be at increased levels than has been experienced historically primarily due to the use of more costly component parts and price reductions for mature product lines.

Operating expenses are generally comprised primarily of selling and marketing expenses, general and administrative expenses and research and development expenses.  In addition, for the nine month period ended September 30, 2001 operating expenses include certain non-recurring expenses associated with a corporate restructuring plan and costs associated with the settlement of the Company's dispute with Nicholas A. Faldo regarding the provisions of his prior professional services agreement with the Company.

Selling and marketing expenses decreased to $21.9 million for the nine months ended September 30, 2001 from $29.9 million for the comparable period in 2000.  The decrease is primarily attributable to reduced advertising costs of $6.6 million for television and print media associated with the launch of the Tight Lies 2 product line in 2000.  To a lesser extent, the decrease is associated with reduced creative costs associated with commercials of $0.9 million and reduced royalties of $1.4 million resulting from the cessation of Adams Golf Ltd.'s relationship with Nicholas A. Faldo. Also, depreciation was reduced by $0.3 during the nine month period ended September 30, 2001 as compared to the same period in 2000 resulting from infrastructure reductions associated with the Company's direct to consumer sales operations.   These decreases are partially offset by costs associated with the Company's sales agency relationship in Canada, established in August 2000, which has resulted in costs of $0.7 million for the nine months ended September 30, 2001.  Considering the corporate restructuring executed during the three month period ended September 30, 2001, it is expected that the infrastructure reductions and conversion of the domestic sales organization to an independent (non-employee) sales force will result in reduced levels of compensation related expenses in future periods.

General and administrative expenses, including provisions for bad debts, decreased to $7.2 million for the nine months ended September 30, 2001 from $10.0 million for the comparable period in 2000.  The decrease is primarily attributed to reductions in payroll and recruiting costs of $1.1 million resulting from an overall reduction in infrastructure attributable to attrition and the corporate restructuring executed during the three month period ended September 30, 2001.  It is expected that compensation related expenses will be at reduced levels in future periods as a result of the restructuring actions taken.  In addition, the provision for bad debts has decreased $1.8 million resulting from certain customers experiencing increased financial difficulty in 2000 as compared to 2001.  These decreases are partially offset by $0.3 million of local taxes owed from prior years resulting from the conclusion of an audit during the nine month period ended September 30, 2001.

Research and development expenses, primarily consisting of costs associated with development of new products, were $0.8 million for the nine months ended September 30, 2001, as compared to $1.7 million for the similar period in 2000.  The decrease is attributable to the cessation of Adams Golf Ltd.'s relationship with Nicholas A. Faldo, a professional golfer, and the resulting reduction in amortization of compensation resulting from stock previously granted to Mr. Faldo.

During the three month period ended September 30, 2001, an agreement was reached with Nicholas A. Faldo, a professional golfer, in settlement of a dispute regarding provisions of his prior professional services agreement with the Company.  The terms of the settlement are such that Mr. Faldo received $0.5 million upon execution.  In addition Mr. Faldo will receive $0.5 million on July 15, 2002 and a series of annual installments for the years 2003 through 2011 aggregating to $2.0 million.  In addition, Mr. Faldo is entitled to receive up to an additional $2.0 million contingent on the Company reaching certain financial performance thresholds. For the nine month period ended September 30, 2001, the Company recorded a net charge of $1.6 million related to the settlement.  The charge is comprised of $2.7 million in expense representing the present value of the stream of future payments through 2011 under the provisions of the settlement utilizing the Company's incremental borrowing rate of 6.04%.  The present value of these payments was partially offset by the extinguishment of a $1.1 million liability for unpaid royalties in dispute which Mr. Faldo waived all future rights in accordance with the terms of the settlement.

On August 15, 2001, the Company executed an operational restructuring plan, which reduced its employee staff by 55 positions primarily associated with the conversion of its sales staff to independent (non-employee) sales representatives.  Subsequent to August 15, 2001, management further refined the Company's business model resulting in an additional 76 non-exempt positions being eliminated associated with the outsourcing of the Company's golf club assembly process.  In total, the operational restructuring plan resulted in severance related costs of approximately $1.0 million.

As a result of the above, the Company had an operating loss of $8.0 million for the nine months ended September 30, 2001 as compared to an operating loss of $18.1 million for the nine months ended September 30, 2000.

For the nine months ended September 30, 2001, the Company recorded income tax expense of $0.5 million primarily representing taxes owed in settlement of Internal Revenue Service audits for the tax years ended December 31, 1997, 1998 and 1999.  In addition, for the nine months ended September 30, 2001 the Company did not recognize any income tax benefit due to the inability to conclude on a more likely than not basis that deferred income tax benefits will ultimately be realized.

Liquidity and Capital Resources

Cash and cash equivalents increased to $10.8 million at September 30, 2001 from $6.5 million at December 31, 2000.  During the period, approximately $9.9 million was used in operations, primarily as a result of the $5.1 million increase in inventories, a $2.1 million increase in trade receivables and increasing operating losses, partially offset by an increase in accrued expenses of $2.7 million relating primarily to the settlement with Nicholas A. Faldo and the operational restructuring executed during the nine month period ended September 30, 2001.

Cash provided by investing activities of $14.3 million for the nine months ended September 30, 2001 is primarily related to the sales and maturities of marketable securities of $7.0 million and $10.4 million respectively, offset by purchases of marketable securities of $2.9 million and equipment of $0.3 million in the ordinary course of business.

Working capital decreased to $28.6 million at September 30, 2001 compared to $34.5 million at December 31, 2000.

On March 27, 2001, the Company executed a $10.0 million revolving credit facility with General Electric Capital Corporation, which expires on March 27, 2004.  The revolving credit facility is secured by certain of the Company's eligible accounts receivable and inventories.  Borrowings under the revolving credit facility are payable on demand and bear interest at the GE Capital Commercial Paper Rate plus 3.75% per year.  At October 24, 2001, the GE Capital Commercial Paper Rate was 2.29%.  The unused portion of the revolving credit facility is subject to a commitment fee of 0.25% per year.  The credit facility requires the Company to maintain compliance with certain financial ratio covenants, including, among other things, minimum tangible net worth, net borrowing availability and cash balances.  In addition, the Company will be subject to limitations on capital expenditures and net losses.  Currently, the Company does not have any outstanding borrowings under the facility.

The Company expects to meet future liquidity requirements through cash flows generated from operations, cash reserves and utilization of its credit facility, if necessary. It is anticipated that operating cash flows, current cash reserves, and the Company's credit facility will also fund capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to the Company's operations if cash is needed in other areas of the Company's operations.  In addition, cash flows from operations, cash reserves and the credit facility will be utilized to support ongoing purchases of component parts for the Company's current and future product lines.  It is anticipated that cash requirements to support current purchasing initiatives will continue at current levels taking into consideration the seasonality of the industry and consumer acceptance of the Company's products.  The current product lines are expected to continue to produce reduced margins as compared to historical levels resulting from the utilization of more expensive component parts and price reductions associated with mature product lines.  Concerning advertising efforts, the Company anticipates requiring less cash flow to support discretionary programs as the Company continues to reduce its expenditures in this category as compared to historical trends.  In addition, the Company expects to require less cash flow to support compensation and related expenditures as a result of the operational restructuring executed during the three months ended September 30, 2001.  In contrast, the Company anticipates that promotional expenses will remain at greater than historical levels to promote "sell through" of its current products at the retail level.  The expected operating cash flow, current cash reserves and the Company's credit facility are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

Prior to the six month period ended June 30, 2001 and for the three month period ended September 30, 2001, the Company experienced declining sales and increasing operating losses.  Considering the re-emergence of this trend, during the three month period ended September 30, 2001 the Company executed a corporate restructuring plan and subsequent modification of its business model to reduce infrastructure costs and costs associated with the assembly of its products.  However, should the Company at some point in the future require additional financing no assurance can be given that any additional financing will be available on acceptable terms. Should the Company be unable to obtain additional financing, it may be required to halt capital expenditure programs, continue to reduce costs associated with its current infrastructure, decrease the level of expenditures necessary to support marketing efforts and advertising campaigns, and halt all discretionary spending programs which could further reduce sales and adversely affect the Company's stock price.

On July 30, 2001, the Company was notified by Nasdaq that it had failed to maintain the minimum $1.00 bid price requirement for 30 consecutive trading days and that the 90 day "cure-period" for which the Company's stock would need to satisfy the minimum bid requirement of $1.00 for ten consecutive trading days had begun.  Given the events of September 11, 2001 in New York City and Washington D.C., Nasdaq has provided temporary relief with respect to the minimum bid price requirement until January 2, 2002 and has suspended the Company's 90 day cure period initiated on July 30, 2001.  If the Company's common stock is delisted, it would be eligible to trade on the electronic bulletin board, rather than either the Nasdaq National Market or Small Cap Systems.  The inability to maintain a listing on the Nasdaq Stock Market could adversely affect the ability or willingness of investors to purchase the common stock, which, in turn, would likely severely affect the market liquidity of the Company's securities.

On August 15, 2001, the Company executed an operational restructuring plan, which reduced its employee staff by 55 positions primarily associated with the conversion of its sales staff to independent (non-employee) sales representatives.  Subsequent to August 15, 2001, management further refined the Company's business model resulting in an additional 76 non-exempt positions being eliminated associated with the outsourcing of the Company's golf club assembly process.  In total, the operational restructuring plan resulted in severance related costs of approximately $1.0 million.

Subsequent to September 30, 2001, management further modified its current business model with respect to its operating activities in Japan.  Effective January 1, 2001, the Company's will establish a distributor relationship with a third party, which will result in the closure of the Company's Japanese subsidiary prior to December 31, 2001.  As a result of the decision to close the subsidiary, the Company expects to record certain costs associated with the wind-down of its current operations in the fourth quarter of 2001.  The effects of these costs are not expected to have a significant impact on the Company's liquidity and overall, the closure of the subsidiary may have a positive impact on the Company's future liquidity.

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products which gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken other steps to increase market acceptance and therefore revenues during the nine month period ended September 30, 2001 have increased over the comparable period in 2000.  Given the current domestic economic environment, competitive landscape of the golf industry and recent changes to the Company's business model, no assurance can be given that the Company will be able sustain the year over year revenue growth experienced during the nine month period ended September 30, 2001.  No assurance can be given that the Company's projected cash resources will be sufficient to fund the Company's future cash requirements beyond 12 months.  Accordingly, to remain viable, the Company may have to raise additional capital and/or further reduce its operating expenses, notwithstanding the liquidity provided by the Company's revolving credit facility.  Thus, the Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock.  Further, there can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.  If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition or liquidity.

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

Dependence on New Product Introductions; Uncertain Consumer Acceptance

Prior to the nine month period ended September 30, 2001, the Company's net sales were derived primarily from the sale of fairway woods (original Tight Lies and Tight Lies 2).  During the nine month period ended September 30, 2001, the Company's fairway woods represented 45.6% of net sales whereas, for the year ended December 31, 2000, the Company's fairway woods represented 70.5% of net sales.  To date, although certain of the Company's new product introductions have experienced modest success, the Company's ultimate success depends, in large part, on its ability to successfully develop and introduce new products accepted in the marketplace.  Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection.  Certain products previously introduced by the Company have not met the level of consumer acceptance anticipated by management.  No assurance can be given that the Company's current products will meet with consumer acceptance or that the Company will be able to design, manufacture and introduce new products that will meet with the market acceptance once enjoyed by the Original Tight Lies fairway woods. Failure by the Company to identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company's future growth and profitability.  Additionally, successful technologies, designs and product concepts are likely to be copied by competitors.  Accordingly, the Company's operating results could fluctuate as a result of the amount, timing, and market acceptance of new product introductions by the Company or its competitors.  The design of new golf clubs is also greatly influenced by the rules and interpretations of the USGA.  Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by the organization, the Company believes that it is critical for its future success that new clubs introduced by the Company comply with USGA standards.

Limited History of Profitability

The Company has a limited history of profitability.  Although the Company generated net income during the years ended December 31, 1996 and 1998 and the three month period ended March 31, 2001, it has historically experienced net losses from operations.  For the years ended December 31, 1999 and 2000 and the three month period ended September 30, 2001, the Company experienced declining sales and increasing operating losses.  There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis in the future.  The Company has introduced new products and has taken other steps to increase market acceptance and therefore resulting revenues during the nine month period ended September 30, 2001.  Given the current economic environment and competitive landscape of the golf industry, no assurance can be given that the Company will be able sustain the year over year revenue growth experienced during the nine month period ended September 30, 2001.  Therefore, there can be no assurance that the Company's projected cash resources will be sufficient to fund the Company's cash requirements in the future.  Accordingly, to remain viable after the third quarter of 2002, the Company must substantially increase revenues, raise additional capital, and/or further reduce its operating expenses, notwithstanding the liquidity provided by the Company's revolving credit facility.  Thus, the Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock. Further, there can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.  If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition or liquidity.

Competition

The golf club market is highly competitive.  The Company competes with a number of established golf club manufacturers, some of which have greater financial and other resources.  The Company's competitors include Callaway Golf Company, adidas-Saloman AG (Taylor Made - adidas Golf), Fortune Brands, Inc. (Titleist and Cobra) and Karsten Manufacturing Company (PING), among others.  The Company competes primarily on the basis of performance, brand name recognition, quality and price.  The company believes that its ability to market its products through multiple distribution channels, including on- and off- course golf shops and selected sporting goods retailers is important in the manner in which the Company competes.  The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors including, among others, advertising, media, promotions and product endorsements.  These preferences may also be subject to rapid and unanticipated changes.  The Company could face substantial competition from existing or new competitors who introduce and successfully promote golf clubs that achieve market acceptance.  Such competition could result in significant price erosion or increased promotional expenditures, either of which could have a material adverse effect on the Company's business, operating results and financial condition.  There can be no assurance that Adams Golf will be able to compete successfully against current and future sources of competition or that its business, operating results or financial condition will not be adversely affected by increased competition in the market in which it operates.

The golf club industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts.  Due to the success of the Tight Lies fairway woods, the Company experienced several competitors introducing products similar to the Tight Lies fairway woods.  The Company may face competition from manufacturers introducing other new or innovative products or successfully promoting golf clubs that achieve market acceptance.  The failure to compete successfully in the future could result in a material deterioration of customer loyalty and the Company's image, and could have a material adverse effect on the Company's business, results of operations, financial position or liquidity.

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

Historical Dependence on Television Advertising

Over the past two years, the Company has significantly increased its use of traditional image-based advertising with a steady migration away from its original infomercial based approach.  Net sales of the Company's products at the retail level has been and may continue to be, highly dependent on the success of the Company's traditional image-based approach.  The Company believes that its current television advertising strategy, like other advertising campaigns, will reach a point of diminishing return and will therefore need continued modification.  No assurance can be given that another advertising strategy can be timely developed or that, if developed, such alternative strategy will achieve the same level of success as was previously enjoyed by the Company's original or current advertising strategy.  A decline in effectiveness of the Company's marketing strategy could have a material adverse effect on the Company's business, operating results or financial condition.

Risks Associated with the Events of September 11, 2001

The domestic and worldwide economy has experienced a significant economic downturn in the period subsequent to the events of September 11, 2001 in New York City and Washington D.C..  Considering the economic instability, the future is uncertain as to future consumer buying trends, levels of discretionary spending and travel to leisure destinations.  Given the current reduction in consumer spending and should this trend continue, the Company could experience reduced levels of sales in future periods which could have a material adverse effect on the Company's results of operations, financial condition or liquidity.  In addition, due to the heightened security risk worldwide and new or proposed security measures, the Company could experience delays in receipt of component part and finished goods inventories from overseas, which, in turn could impede the Company's ability to meet future customer demand.  Also, due to safety concerns regarding the mail service in the United States, the Company could experience delays in receiving cash receipts from customers which could have a material adverse effect on the Company's results of operations, financial condition or liquidity.

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

Industry Specific Requirements

The Company performs ongoing credit evaluation of its wholesale customers' financial condition and generally requires no collateral from these customers.  The Company believes it has adequate reserves for potential credit losses. Currently, the Company is experiencing a reduced level of delinquent or uncollectible accounts and customers experiencing financial difficulty as compared to the trend experienced in 2000.  The Company does not anticipate that current trends will continue given the current domestic economic conditions  Additionally, approximately 29% of the Company's net sales for the nine months ended September 30, 2001 were derived from a small number of customers.  Accordingly, there can be no assurance that the Company's results of operations or cash flows will not be adversely impacted by the failure of these customers or its other customers to meet their obligations to the Company.  Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific retail customers.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on the Company's relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote the Company's brand name and to assure adequate product availability often to coincide with planned promotions or advertising campaigns.  Although a significant amount of the Company's sales are not affected by these terms, the extended terms do have a negative impact on the Company's financial position and liquidity.  The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company's financial plans.

In addition to extended payment terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand. The Company's inventory balances were $18,903,000 and $13,779,000 at September 30, 2001 and December 31, 2000, respectively.

Certain Risks of Conducting Business Abroad

The Company imports a significant portion of its component parts, including heads, shafts, headcovers, and grips from companies in Taiwan, China, Australia and Mexico.  In addition, the Company sells its products to certain distributors located outside the United States.  The Company's international business is currently centered in Canada and Europe and it intends to focus its continued international expansion efforts through its European subsidiary and agency and distributor relationships.  The Company's business is subject to the risk generally associated with doing business abroad, such as foreign government relations, foreign consumer preferences, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and exchange rates in countries in which the Company purchases components or sells its products.

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

Forward-Looking Statements

This Quarterly Report contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management.  When used in this report the words "anticipate" "believe", "expect" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, product development difficulties, manufacturing difficulties; product introductions; market demand and acceptance of products; the impact of changing economic conditions; the effects of the events on September 11, 2001 in New York City and Washington D.C., business conditions in the golf industry; reliance on third parties including suppliers; the impact of market peers and their products; the actions of competitors, including pricing, advertising and product development risks concerning future technology; the impact of operational restructuring and closure of the Company's Japanese subsidiary on operating results and liquidity and one-time events and other factors detailed in this report under "Business Risks".  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein. The Company expressly undertakes no obligation to update these forward-looking statements.  Except as required by federal securities laws, Adams Golf undertakes no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

See exhibit index at page 28.

Item 6(b).  Reports on Form 8-K

None

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereonto duly authorized.
ADAMS GOLF, INC.

Date: November 14, 2001	By: /S/ B.H. (BARNEY) ADAMS
B.H. (Barney) Adams, Chairman of the Board and Chief Executive Officer

Date: November 14, 2001	By: /S/ RUSSELL L. FLEISCHER
Russell L. Fleischer
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

Date: November 14, 2001	By: /S/ GABRIEL J. NILL
Gabriel J. Nill
Controller and Manager of Financial Services
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.5)

Exhibit 10.1	Agreement between the Registrant and Nick Faldo, dated April 22, 1998	Incorporated by reference to Form S-1 (Exhibit 10.1)

Exhibit 10.2	Amended and Restated Revolving Credit Agreement dated February 26, 1999, between Adams Golf Direct Response, Ltd. and NationsBank of Texas N.A. and related promissory note and guarantee	Incorporated by reference to 1998 Form 10-K (Exhibit 10.2)

Exhibit 10.3	Commercial Lease Agreement dated December 5, 1997, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 (Exhibit 10.3)

Exhibit 10.4	Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 (Exhibit 10.4)

Exhibit 10.5	Letter agreement dated April 13, 1998 between the Company and Darl P. Hatfield	Incorporated by reference to Form S-1 (Exhibit 10.5)

Exhibit 10.6	Amendment to Amended and Restated Revolving Credit Agreement dated August 13, 1999 between Adams Golf Direct Response, Ltd., Adams Golf, Ltd. and Bank of America, N.A.	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Exhibit 10.6)

Exhibit 10.7	Revolving Credit Agreement between Adams Golf, Ltd. and Legacy Bank of Texas	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Exhibit 10.7)

Exhibit 10.8	Termination Letter - Revolving Credit Agreement between Adams Golf, Ltd. and Legacy Bank of Texas	Incorporated by reference to 2000 Form 10-K (Exhibit 10.8)

Exhibit 10.9	Revolving Credit Agreement between Adams Golf, Ltd. and General Electric Capital Corporation	Incorporated by reference to 2000 Form 10-K (Exhibit 10.9)

Exhibit 10.10	Change of Control Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2000 Form 10-K (Exhibit 10.10)

Exhibit 10.11	Change of Control Agreement - Russell Fleischer	Incorporated by reference to 2000 Form 10-K (Exhibit 10.11)

Exhibit 10.12	Change of Control Agreement - Terry Marshall	Incorporated by reference to 2000 Form 10-K (Exhibit 10.12)

Exhibit 10.13	Change of Control Agreement - Joseph Wooster	Incorporated by reference to 2000 Form 10-K (Exhibit 10.13)

Exhibit 10.14	Change of Control Agreement - Timothy Reed	Incorporated by reference to 2000 Form 10-K (Exhibit 10.14)

Exhibit 10.15	Change of Control Agreement - Henry Lange	Incorporated by reference to 2000 Form 10-K (Exhibit 10.15)

Exhibit 10.16	Change of Control Agreement - Cindy Herington	Incorporated by reference to 2000 Form 10-K (Exhibit 10.16)

Exhibit 10.17	Change of Control Agreement - Jon Parsons	Incorporated by reference to 2000 Form 10-K (Exhibit 10.17)

Exhibit 10.18	Amended Commercial Lease Agreement dated April 6, 1998 between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2000 Form 10-K (Exhibit 10.18)

Exhibit 10.19	Settlement Agreement between Adams Golf, Ltd. and Nicholas A. Faldo	Included in this filing

EXHIBIT 10.19

SETTLEMENT AGREEMENT BETWEEN
ADAMS GOLF, LTD. AND NICHOLAS A. FALDO

This Settlement Agreement dated as of August 8, 2001, is by and between Adams Golf Ltd. herinafter ("Company") and Nicholas A. Faldo, hereinafter ("Professional") (collectively the "Parties").

RECITALS

     WHEREAS; Company and professional entered into a Contract ("Contract") dated April 22, 1998;

     WHEREAS, Company believes that Professional is in breach and has declared Professional in breach of the Contract and Company believes it has claims against Professional relating to the Contract;

     WHEREAS, Professional denies he is in breach of the Contract and believes that Company is in breach of the Contract and that Professional has claims against Company relating to the Contract;

     WHEREAS, the Company and Professional desire to settle their differences and disputes concerning the Contract and to terminate the Contract and all rights relating to or arising out of the Contract.

AGREEMENT

     NOW, THEREFORE, in consideration of the promises and covenants contained herein, the sufficiency of which is hereby acknowledged, the Parties agree as follows:

Company's Obligations:

     1.  Company shall make payments to Professional or Professionals' designee, up to a maximum total of five million dollars ($5,000,000), over the below stated time periods and on the below stated terms and conditions.  On December 31, 2011 or when Company's payments to Professional and/or Professional's designee total five million dollars ($5,000,000), whichever occurs first, all the Company's obligations under this Settlement Agreement shall have been fully performed, this Settlement Agreement shall terminate and Professional shall not be entitled to any further payments from Company.

          a.  Company shall pay Professional the sum of Five Hundred Thousand Dollars ($500,000) upon the execution of this agreement.

          b.  Company shall pay Professional the sum of Five Hundred Thousand Dollars ($500,000) on July 15, 2002.

          c.  Company shall pay Professional the sum of one hundred thousand dollars ($100,000) once a year for a period of eight years.  These payments shall commence on December 31, 2003 and terminate on December 31, 2010.  Then Company shall pay Professional the sum of two hundred thousand dollars ($200,000) on December 31, 2011.  Total payments under this section equal one million dollars ($1,000,000).

          d.  Company shall pay Professional the sum of one million dollars ($1,000,000) on or before December 31, 2011.

          e.  Taking into account its financial condition and cash needs, Company will use best efforts to make one-hundred thousand dollars ($100,000) payments to Professional's designee, the WSM Group once a year for period of eight years.  These best efforts payments, if any shall commence on December 31, 2003 and terminate on December 31, 2010.  Then taking into account its financial condition and cash needs, Company shall use best efforts to make a two hundred thousand dollars ($200,000) payment to Professional's designee, the WSM Group on or before December 31, 2011. Possible payments under this section total one million dollars ($1,000,000).

          f.  On December 31 of any year in which Company's gross sales of Adams Golf line products equal or exceed seventy five million dollars ($75,000,000), Company shall pay Professional the sum of one-million dollars ($1,000,000).  It is expressly understood between the Parties that this payment shall be applied against the total possible maximum payment to Professional of five million dollars ($5,000,000).

     2.  In further consideration for this Settlement Agreement, Company hereby releases, acquits and discharges Professional and Professional's representatives, agents, advisors, attorneys, and affiliates and all persons acting by, through, under or in concert with Professional from any and all complaints, claims, causes of action, liabilities, obligations, indemnities, reimbursements, promises, sums of money, agreements, contracts, controversies, damages, actions, suits, rights, demands, sanctions, costs (including attorney's fees), losses, debts, expenses, and judgments of any nature whatsoever, whether known, unknown or suspected, in law, inequity or otherwise, which Company may have had at any time through the date of this Settlement Agreement.

Professional's Obligations:

     3.  As a condition of receiving any payments from Company under this Settlement Agreement, Professional must, as stated in the Parties' original Contract, Article IV, section 4, paragraph 4, maintain his official eligibility (retain his PGA tour card) on the official PGA Tour and/or the Senior PGA Tour (or similar premium successor tours, should one or more be formed).

     4.  As a condition of receiving any payments from Company under this Settlement Agreement, Professional must play a minimum of seven PGA Tour events each year for the years 2002 through 2011.

     5.  Once this Settlement Agreement between Company and Professional is publicly announced, Professional shall promptly use best efforts to make a positive statement to the media concerning the Company and Company's products.

     6.  In further consideration for this Settlement Agreement, Professional acquits and discharges Company and Company's shareholders, members, partners, directors, officers, employees, attorneys, subsidiaries, agents, advisors, attorneys and affiliates and all persons acting by through, under or in concert with Company from any and all complaints, claims, cause of action, liabilities, obligations, indemnities, reimbursements, promises, sums of money, agreements, contracts, controversies, damages, actions, suits, rights, demands, sanctions, costs (including attorney's fees), losses debts, expenses, and judgments of any nature whatsoever, whether known, unknown or suspected, in law, inequity or otherwise, which Professional may have had at any time through the date of this Settlement Agreement.

General Provisions:

     7.  Covenants Not to Sue.  Each of the Company and Professional hereby agrees that it will not commence or maintain any action, suit, proceeding or claim before any court, arbitrator, or other tribunal against the other based on claims arising out of or relating to the Contract.

     8.  Ownership of Claims and Interest.  Each of the Company and Professional represents and warrants to the other that it/he has not transferred, signed, or otherwise conveyed in any matter whatsoever to any other persons or entity any claim, or any part or interest therein that was asserted or could have been asserted by it under the terms of the Parties' Contract.  Each party hereby indemnifies and holds harmless the other party from and against all damages, expenses, and costs, including reasonable attorneys fees incurred in defending against any claim that was asserted or could have been asserted by it in any claim that is brought by any person or entity claiming under or through the settling party.

     9.  Non Reliance.  Each party to this Settlement Agreement represents, warrants and acknowledges that in entering into this Settlement Agreement that it/he has not relied upon any act, representation, or warranty by any other party thereto, or by any of their representatives or attorneys, except as may be expressly contained in this Settlement Agreement.  Each party further represents and warrants that it/he has thoroughly discussed all aspects of this Settlement Agreement, that it/he fully understands the provisions of this Settlement Agreement and the effect thereof and that it/he is entering into this Settlement Agreement voluntarily and of its/his own free will.

     10.  Mutual Nondisparagement.  The parties covenant, represent, and warrant that they shall not tortiously interfere with any contract, tortiously interfere with any prospective business advantage, defame libel, or slander the other Party.  Faldo hereby acknowledges that Adams Golf's contracts, potential contracts, and prospective businesses are of an extreme value to Adams Golf and that its reputation is of tremendous value to Adams Golf.  Adams Golf hereby acknowledges that Faldo's contracts, potential contracts, and prospective businesses are of an extreme value to Faldo and that his reputation is of tremendous value to Faldo.  The Parties hereby agree and represent that , in the event that one of the Parties breaches any or all terms of this provision, the other Party will suffer irreparable harm.  Further, the Parties hereby agree that, should either Party breach this provision of the Agreement, such Party shall pay to the injured party as a minimum liquidated damages, the sum of twenty thousand dollars ($20,000), plus all actual damages to the extent that actual damages exceed that sum, for each defamatory statement and/or each act of tortious interference.  This provision is to liquidate damages and shall not preclude any injured party from electing to pursue equitable remedies that may be available to them in any court of competent jurisdiction.

     11.  Binding Nature of Settlement Agreement.  This Settlement Agreement shall inure to the benefit of, and be binding upon, the Parties hereto and their respective successors and assigns.

     12.  Governing Law and Venue.  This Settlement Agreement shall be governed by, and in all respects construed in accordance with the substantive, internal law of the State of Texas.

     13.  Severability.  Should any provision of this Settlement Agreement, other than Section 1, be declared or be determined by any court to be illegal, invalid, or unenforceable, the validity and binding effect of the remaining parts, terms or provisions of this Settlement Agreement shall not be affected any illegal, invalid, or unenforceable part, term or provision shall be deemed not to be a part of this Settlement Agreement.

     14.  Multiple Counterparts.  This Settlement Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall be deemed one and the same instrument.

     15.  Entire Agreement.  This Settlement Agreement sets forth the entire Agreement between and among the Parties, and fully supersedes any and all prior agreements or understandings, oral or written, between the Parties pertaining to the subject matter of this Settlement Agreement.

     16.  No Admission of Liability.  Nothing herein shall be construed as, or deemed to be, an admission of liability by any party hereto.

The signature below means that the executing party has read the foregoing Settlement Agreement and agrees and consents to all the terms and conditions contained herein.  Each of the undersigned has discussed all aspects of this Settlement Agreement with its/his attorney and has had a reasonable time to review and consider this Settlement Agreement.  Each of the undersigned fully understands the provisions of this Settlement Agreement and is voluntarily entering into this Settlement Agreement.

ADAMS GOLF, LTD.
By: /s/ Bryon H. Adams	Date: 8/8/01
Byron H. Adams, CEO

PROFESSIONAL

By: /s/ Nicholas Faldo	Date: 8/25/01
Nicholas A. Faldo