Form 10-K
period 2001-12-31
ADAMS GOLF INC
filed 2002-03-29
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-24583
ADAMS GOLF, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2320087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Delaware Avenue, Suite 572, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

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
[X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 14, 2002, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $5,063,772 based on the closing sales price of $0.38 per share of the Registrant's Common Stock on the Nasdaq Stock Market's National Market.

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, was 22,480,071 on March 29, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant's definitive proxy statement, dated April 3, 2002, for the annual meeting of stockholders to be held on May 1, 2002.

Item 1.  Business

General

Adams Golf, Inc. (the "Company" or "Adams Golf") designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs including the Tight Lies GT irons and i-Woods, the Tight Lies family of fairway woods and drivers, the Tom Watson signature series of wedges and the GT Spec Putters.  The Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries.

Segments and Products

Adams Golf operates in a single segment within the golf industry (golf clubs) and offers more than one class of product within that segment.  The Company currently offers the following classes of products:

Drivers

The Company currently offers a variety of different models based on the shape, size and material(s) used (titanium and steel) in the club.  The Company's current driver heads are made of SP-700 Titanium and 17-4 stainless steel or 455 stainless steel depending on the model.  The recently introduced Tight Lies GT 363 and ST 363 models, with a 363cc traditional shaped head and high performance face are made of SP-700 titanium and are designed to deliver maximum distance and increased control for off-center shots.  The Tight Lies GT 363 is available in both a traditional graphite shaft and in Adams Golf's patented graphite tipped (GT) shaft.  The Tight Lies ST 363 driver head has been designed for optimal performance with True Temper Sports' Bi-Matrx, steel tipped shaft.  In addition, the Company recently introduced the Tight Lies GT 303 stainless steel drivers featuring a 455 stainless steel 303cc head.  The drivers are available with either a traditional graphite shaft or Adams Golf's proprietary graphite tipped (GT) shafts.  The Company also offers an ST version of the 303cc driver in its Tight Lies ST 303, which is made of 17-4 stainless steel and has also been optimized for use with the Bi-Matrx shaft.  The Company's other drivers include the SC Series drivers and Tight Lies 2 drivers with proprietary technologies that affect the directional spin of the golf ball during flight.

Fairway Woods

The Company currently offers a variety of fairway wood designs all of which incorporate the "upside down" head shape of the Company's most successful product line to date, the Tight Lies fairway woods.  Similar to the driver class, the Company also manufactures and markets products under the names Tight Lies GT and ST in the fairway wood class.  Recently, the Company introduced the Tight Lies GT fairway woods which incorporate the "thin-faced" design of the Tight Lies GT drivers to deliver maximum distance and playability.  The Tight Lies GT fairway woods are currently offered with either a traditional graphite shaft or a proprietary graphite tipped (GT) shaft.  The Tight Lies ST fairway woods feature a 17-4 stainless steel head designed to optimize performance with the steel-tipped Bi-Matrx shafts from True Temper Sports.  The Company also offers the Tight Lies GT i-Wood, which is a hybrid utility club designed to provide the golfer with the distance of a long iron and the playability of a fairway wood.  The Company also continues to offer its original Tight Lies and Tight Lies 2 product lines.

Irons, Wedges and Putters

Adams Golf currently offers the Tight Lies GT irons which incorporate the Company's popular "upside down" head design along with its innovative, proprietary graphite tipped (GT) shaft.  The GT irons are designed to produce straighter shots, reduced vibration and easy to hit playability.  In addition to the Performance and Tour models of the GT irons, the Company recently introduced the Ultimate GT Iron model which features a graduated offset and center of gravity through the set to provide increased distance and maximum forgiveness for off-center shots.  As a complement to the Tight Lies GT irons, Adams Golf offers the Tom Watson signature wedges with a classic profile and the Company's proprietary graphite tipped (GT) shaft designed to produce less friction and increased feel and playability.  Finally in this, class, the Company has recently introduced the GT Spec line of putters featuring a milled face and body cast from soft stainless steel.  These putters are designed to provide a better feeling, more consistent path to the hole through the use of heavier head weights and the addition of the Company's graphite tipped (GT) shafts.

Percentage of Net Sales by Product Class
	2001	2000	1999

Drivers	25.5%	22.8%	32.5%
Fairway Woods	46.5	70.5	63.6
Irons, Wedges and Other	28.0	6.7	3.9
Total	100.0%	100.0%	100.0%
	======	======	=====

The Company's growth and ultimate success depends, in large part, on its ability to develop and introduce new products that are adopted by consumers in the marketplace.  Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection.  Certain products introduced by the Company have not met the level of consumer acceptance anticipated by management.  No assurance can be given that the Company will be able to continue to design, manufacture and introduce new products that will meet with market acceptance.  Failure by the Company to identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company's future growth and viability.  Additionally, successful technologies, designs and product concepts are likely to be copied by competitors.  Certain of the Company's products and technologies have been copied by competitors in the past, resulting in, among other things, the diversion of management's attention, confusion in the marketplace and price erosion.  The Company's operating results have fluctuated and could continue to fluctuate as a result of the number, timing and market acceptance of new product introductions by the Company or its competitors.

Design and Development

The Company's design and development team is responsible for developing, testing and introducing new technologies and product designs.  This team is currently led by Barney Adams, the Company's founder, Chairman and inventor of the Tight Lies fairway woods, and Adams Golf's in-house design development team headed by Tim Reed, Vice President-Research and Development.  Prior to joining the Company, Mr. Reed, spent over 18 years in the golf industry and, most notably, was responsible for all new product introductions at TearDrop Golf Company which included TearDrop Putters and Tommy Armour and Ram brand golf clubs.

Management and the design and development team engages in a four-step process to create new products.

Market Evaluation - Prior to development of any potential concepts, the Company's management team in conjunction with the design and development team performs an extensive evaluation of the current golf market to determine which particular product classes the Company will pursue for concept development.  As a part of the market evaluation, the Company analyzes its current product offerings against current and anticipated competitor product offerings in the context of consumer preferences.  To determine consumer preferences, the Company utilizes its independent sales force, consumer surveys and market intelligence tools that solicit product and design characteristics desired by consumers.  Once the consumer product and design characteristics are determined and evaluated, management and the design and development team determine the product classes and types of products that will be pursued for the upcoming season.

Performance Characteristics - For the product classes and the types of products to be offered within those classes, management evaluates the target market for its new concepts and the performance characteristics that are commensurate with the target market.  Performance characteristics are always predicated on producing high quality, high performance products.  Certain performance characteristics that are evaluated include easy playability, ball flight and spin objectives, desired weight and feel of the product and conformity to U.S. Golf Association ("USGA") golf equipment standards.

Patent Review - The Company considers patent protection for its technologies and product designs to be an important part of its development strategy; however, the Company may not seek patent protection for some of its technologies or product designs.  The Company and its patent attorneys conduct a search of prior art and existing products to determine whether a new product idea may be covered by an existing patent.  Patent review, depending upon the complexity of the design involved, generally requires between three and 18 months to complete, however, this stage of product development typically occurs in conjunction with one or more of the other steps.

Development - Concurrent with the patent review process, the design and development team begins to develop computer generated working designs incorporating the desired performance characteristics which are then modeled using in-house rapid prototyping systems.  During the development phase, substantial consideration is also given to the optimal shaft performance, cosmetics and sound characteristics.  Once prototypes are developed, they are subjected to stringent iterative testing requirements to determine if the product will deliver the desired performance.  In certain circumstances, prototypes are distributed to consumers to solicit feedback with respect to specific product performance characteristics and intangible consumer perception.  Using the feedback of consumers, subsequent modifications are made to the products to achieve the performance requirements desired by the identified target market.  The Company then solicits official USGA approval.  Once approved, the product is considered for commercial release.

Historically, the entire process from Market Evaluation through Development has taken from 6 to 12 months to complete.

The Company's research and development expenses were approximately $1,008,000, $2,083,000 and $2,092,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Patents

The Company's ability to compete effectively in the golf club market will depend, in large part, on its ability to maintain the proprietary nature of its technologies and products.  The Company currently holds 21 U.S. patents relating to certain of its products and proprietary technologies and has four patent applications pending.  Assuming timely payment of maintenance fees, if any, the Company expects that the 21 currently issued patents will expire on various dates between 2009 and 2019.  The Company has been awarded patents with respect to the design of the Tight Lies fairway wood, the SC Series driver, the Tight Lies GT irons, including the Company's graphite tipped (GT) shaft and the Tight Lies ST fairway wood and driver heads.  There can be no assurance, however, as to the degree of protection afforded by these or any other patents held by the Company or as to the likelihood that patents will be issued from the pending patent applications.  Moreover, these patents may have limited commercial value or may lack sufficient breadth to adequately protect the aspects of the Company's products to which the patents relate.  The Company currently holds six foreign patents and has eleven foreign patent applications pending.  The U.S. patents held by the Company do not preclude competitors from developing or marketing products similar to the Company's products in international markets.

There can be no assurance that competitors, many of whom have substantially greater resources than the Company and have made substantial investments in competing products, will not apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make and sell its products.  The Company is aware of numerous patents held by third parties that relate to products competitive to the Company's.  There is no assurance that these patents would not be used as a basis to challenge the validity of the Company's patent rights, to limit the scope of the Company's patent rights, or to limit the Company's ability to obtain additional or broader patent rights.  A successful challenge to the validity of the Company's patents may adversely affect the Company's competitive position.  Moreover, there can be no assurance that such patent holders or other third parties will not claim infringement by the Company with respect current and future products.  Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually issue with claims that may be infringed by the Company's products or technologies.  The defense and prosecution of patent suits is costly and time-consuming, even if the outcome is favorable.  This is particularly true in foreign countries where the expenses associated with such proceedings can be prohibitive.  An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require the Company and others to cease selling products, or require disputed rights to be licensed from third parties.  Such licenses may not be available on satisfactory terms, or at all.

Despite the Company's efforts to protect its patent and other intellectual property rights, unauthorized parties have attempted and are expected to continue to attempt to copy all, or certain aspects of, the Company's products.  Policing unauthorized use of the Company's intellectual property rights can be difficult and expensive, and while the Company generally takes appropriate action whenever it discovers any of its products or designs have been copied, knock-offs and counterfeit products are a persistent problem in the performance-oriented golf club industry.  There can be no assurance that the Company's means of protecting its patent and other intellectual property rights will be adequate.

Raw Materials, Manufacturing and Assembly

The Company manages all stages of manufacturing, from sourcing to assembly, in order to maintain a high level of product quality and consistency.  The Company establishes product specifications, selects the material used to produce the components and tests the specifications of all components received by the Company.

As a part of its operational restructuring executed in 2001, the Company elected to outsource substantially all of its manufacturing processes to a third-party service provider.  The service provider is compensated on a per piece basis for every golf club assembled and is allowed to utilize certain equipment and production space previously utilized by the Company for its internal manufacturing processes.  All products manufactured by the service provider continue to be subject to the same quality control and product specification requirements previously instituted by the Company.  Management believes that outsourcing its manufacturing process to a third party will, in addition to certain other benefits, reduce costs associated with seasonal production requirements.

Consequently, as a part of the Company's quality control program, the Company has established a quality assurance program at the manufacturing facilities of its component part suppliers to monitor adherence to design specifications.  Upon arrival at the Company's manufacturing facilities in Plano, Texas, the components used in the Company's clubs are again checked to ensure consistency with strict design specifications.  Golf clubs are then assembled by manufacturing personnel using the appropriate component parts.

The Company has redundant sources of supply for each of the component parts used in the manufacture of the original Tight Lies.  However, the components used in the manufacture of all other product lines are currently selected from a small number of suppliers, each of which is sourced from a single supplier within that group.  Therefore, for all products other than the original Tight Lies, the Company effectively has a single source of supply.  Substantially all of the Company's fairway wood, driver and iron component parts are manufactured in Taiwan, China and Mexico.  Both multi-material shafts, Graphite Tip (GT) and Bi-Matrx steel tip (ST) shafts used

 in some of the Company's product lines are available from a sole supplier, True Temper Sports.   The Company has not entered into a long-term supply agreement with any of its component part suppliers, including True Temper Sports.

The Company could, in the future, experience shortages of components or periods of increased price pressures which could have a material adverse effect on the Company's business, results of operations, financial position or liquidity.  In the event that the Company was unable to obtain adequate supplies or experienced a supply interruption of its proprietary Graphite Tip (GT) shaft from the sole manufacturer, True Temper Sports, the Company could experience up to a 25% reduction in its annual net sales focused primarily in the iron and wedge product class.  With respect to other component parts utilized in the manufacture of its current products, although the Company would be able to identify alternative manufacturers to source the materials, it would likely result in delays during the transition period which could have a material adverse impact on the Company's business, results of operations, financial position and liquidity.  In addition, any failure to obtain adequate supplies or fulfill customer orders on a timely basis could have a material adverse effect on the Company's financial position or liquidity, business or results of operations.

Marketing

The goals of the Company's marketing efforts are to build its brand identity and drive sales through its retail distribution channels.  To accomplish these goals, Adams Golf uses traditional image-based advertising, engages in promotional activities, and capitalizes on its relationships with well known golf personalities.

Traditional Image-Based Advertising - The Company's primary advertising efforts focus on traditional image-based advertising.  This advertising includes a series of commercials which run during major golf tournaments and golf related and other programs; newspaper, magazine and radio ad campaigns; sponsorship of a developmental professional tour and sponsorship of selected golf tournaments.

Promotional Activities - The Company engages in a variety of promotional activities to sell and market its products.  Such activities have included consumer sweepstakes; promotional giveaways with certain purchases, including items such as instructional videos, gift packaging and golf bags; and other promotional campaigns.

Relationships with Professional Golfers - The Company has entered into endorsement contracts with professional golfers on the PGA and Senior PGA Tours and believes that having a presence on these tours promotes the validity of its product lines and builds brand awareness.  In August 1999, the Company entered into a five year endorsement agreement with Tom Watson which will expire August 31, 2004.  Under the terms of the agreement, Mr. Watson is entitled to an annual retainer, options to purchase a certain number of shares of the Company's stock, a royalty on sales of the Tight Lies GT irons and bonuses contingent on levels of performance in televised golf events.  In exchange for the compensation noted above, Mr. Watson must meet and maintain certain performance requirements which include, but are not limited to, exclusive use of the Company's products, participation in minimum number of events and public appearances and feedback on performance of the Company's products.  In addition to the agreement with Mr. Watson, the Company has entered into endorsement agreements with other well-known professionals such as Bruce Lietzke, Larry Nelson, Sammy Rachels, Walter Hall and Jose Maria Canizares, which expire at various dates through 2004 and require use of certain of the Company's products  The Company also continues to maintain an endorsement from Hank Haney which expires February 28, 2003.  In addition, to Mr. Haney's endorsement, he is required to exclusively use the Company's products, make a minimum number of appearances and provide feedback on performance of the Company's products.

Markets and Methods of Distribution
The Company sells its products through on- and off-course golf shops, selected sporting goods retailers and through its international subsidiary, agent and distributor network.

Sales to Retailers - The Company sells a majority of its products to selected retailers.  To maintain its high quality reputation and generate retailer loyalty, the Company currently does not sell its products through price sensitive general discount warehouses or membership clubs.  The Company believes its selective retail distribution strategy helps its retailers maintain profitable margins and maximize sales of the Company's products.  For the year ended December 31, 2001 sales to retailers accounted for approximately 81% of the Company's total net sales, as compared to approximately 82% for the year ended December 31, 2000.

Adams Golf maintains a field sales staff that at March 14, 2002 consisted of 35 independent sales representatives and three regional vice presidents who are in regular personal contact with the Company's retail accounts (approximately 4,000 retailers).  These sales representatives and regional vice presidents are supported by five inside sales representatives who maintain contact with the Company's retailers nationwide.  The inside sales representatives also serve in a customer service capacity as the Company believes that superior customer service can significantly enhance its marketing efforts.

International Sales - International sales are made primarily in Europe, Canada and Japan.  International sales in the Europe are made through a wholly-owned subsidiary of the Company, whereas sales in Canada are made through an agency relationship established in the latter part of 2000.  Commencing January 1, 2002, sales to Japan were made through an independent distributor.  Prior to that date, sales were made through a wholly-owned subsidiary of the Company.  International sales to other countries throughout the world are made through a network of approximately 40 independent distributors.  For the year ended December 31, 2001, 2000 and 1999, international sales accounted for approximately 19.3%, 15.8% and 13.7% of the Company's net sales.

Web Site - The Company maintains a Web site at adamsgolf.com, which allows the visitor to access certain information about the Company's products and to locate retailers.  The Company does not currently sell its products via its Web site.

Unauthorized Distribution of Counterfeit Clubs

Despite the Company's efforts to limit its distribution to selected retailers, some quantities of the Company's products have been found in unapproved outlets or distribution channels.  The existence of a "gray market" in the Company's products can undermine the sales of authorized retailers and foreign wholesale distributors who promote and support the Company's products, and can injure the Company's image in the minds of its customers and consumers.  Adams Golf makes efforts to limit or deter unauthorized distribution of its products, but does not believe the unauthorized distribution of its products can be totally eliminated.  The Company does not believe that the unauthorized distribution of its clubs has had or will have a material adverse effect on the Company's results of operations, financial condition or competitive position, although there can be no assurance as to future results.  In addition, the Company is occasionally made aware of the existence of counterfeit copies of its golf clubs particularly in foreign markets.  The Company takes action in these situations through local authorities and legal counsel where practical.  The Company does not believe that the availability of counterfeit clubs has had or will have a material adverse effect on the Company's results of operations, financial condition or competitive position, although there can be no assurance as to future results.

Industry Specific Requirements

The Company performs ongoing credit evaluations of its wholesale customers' financial condition and generally provides credit without the requirement of collateral from these customers.  The Company believes it has adequate reserves for potential credit losses. For the year ended December 31, 2001, the Company experienced a reduced level of delinquent or uncollectible accounts as compared to 2000.  However, Company does not anticipate that current trends will continue given the current domestic economic conditions.  Additionally, approximately 28.5% of the Company's net sales for the year ended December 31, 2001 were derived from nine customers.  Should these or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.  Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms to specific retail customers.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on the Company's relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote the Company's brand name and to assure adequate product availability often to coincide with planned promotions or advertising campaigns.  Although a significant amount of the Company's sales are not affected by these terms, the extended terms do have a negative impact on the Company's financial position and liquidity.  The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company's financial plans.

In addition to extended payment terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand. The Company's inventory balances were approximately $17,418,000 and $13,779,000 at December 31, 2001 and 2000, respectively.

Major Customers

The Company is currently dependent on nine customers which collectively comprise approximately 28.5% of net revenues for the year ended December 31, 2001.  Of these customers, three customers individually represented greater than 5% of net revenues for the year ended December 31, 2001, but no customer represented greater than 10% of the Company's net revenues during that period.  The loss of one or more of these customers would have a material adverse effect on consolidated revenues.

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

Backlog
The amount of the Company's backlog orders at any particular time is affected by a number of factors, including seasonality and scheduling of the manufacturing and shipment of products.  At March 14, 2002, the Company had $297,000 of orders on backlog as compared to $1,516,000 at March 19, 2001.  Management does not anticipate that a significant level of orders will remain unfilled within the current fiscal year.  Management has concluded that, for this purpose, a backlog of greater than 1% of total annual net sales would be signficant.  In addition, the Company believes that the amount of its backlog is not an appropriate indicator of levels of future production.

Competition

The golf club market is highly competitive.  The Company competes with a number of established golf club manufacturers, some of which have greater financial and other resources.  The Company's competitors include Callaway Golf Company, adidas-Saloman AG (Taylor Made - adidas Golf), Fortune Brands, Inc. (Titleist and Cobra) and Karsten Manufacturing Company (PING), among others.  The Company competes primarily on the basis of performance, brand name recognition, quality and price.  The Company believes that its ability to market its products through multiple distribution channels, including on- and off- course golf shops and selected sporting goods retailers, is important to the manner in which the Company competes.  The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors including, among others, advertising, media, promotions and product endorsements.  These preferences may also be subject to rapid and unanticipated changes.  The Company could face substantial competition from existing or new competitors who introduce and successfully promote golf clubs that achieve market acceptance.  Such competition could result in significant price erosion or increased promotional expenditures, either of which could have a material adverse effect on the Company's business, operating results and financial condition.  There can be no assurance that Adams Golf will be able to compete successfully against current and future sources of competition or that its business, operating results or financial condition will not be adversely affected by increased competition in the market in which it operates.

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

Domestic and Foreign Operations
Domestic and foreign net sales for the year ended December 31, 2001, 2000 and 1999 are comprised as follows:

	2001		2000		1999
Domestic	$ 39,675,000	80.7%	$ 35,743,000	84.2%	$ 47,175,000	86.3%
Foreign	9,495,000	19.3	6,706,000	15.8	7,477,000	13.7
Total	$ 49,170,000	100.0%	$ 42,449,000	100.0%	$ 54,652,000	100.0%
	=========	======	=========	======	=========	======

Employees
At March 14, 2002, the Company had 62 full-time employees including 23 engaged in order fulfillment, 5 in research and development and quality control, 8 in sales support and 26 in management and administration.  The Company's employees are not unionized.  Management believes that its relations with its employees are good.

Item 2.   Properties

The Company's administrative offices and manufacturing facilities currently occupy approximately 86,000 square feet of space in Plano, Texas.  This facility is leased by the Company pursuant to a lease agreement expiring in 2004 and may be extended for an additional five years.  The Company maintains the right to terminate the lease if it moves to a larger facility owned by the current lessor.  The Company believes that these facilities will be sufficient for the forseeable future.

Item 3.   Legal Proceedings

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints alleged that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) allegedly threatened the Company's long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint citing the plaintiffs failed to plead any facts supporting their claim that the Company, its officers, directors or underwriters violated the federal securities laws.  On January 14, 2002, the plaintiffs filed a motion for leave an amended claim to file an amended complaint.  In the motion, Plaintiffs allege that, if given another opportunity, they would be able to amend the original causes of action to state actionable claims.  On January 24, 2002, the Company filed an opposition to the plaintiff's motion and is awaiting a response from the court.

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

In January 2001, the Company was notified that it was part of an investigation by the Federal Trade Commission concerning practices surrounding manufacturers' minimum advertised price policies and Internet retailers.  As of March 29, 2002, the Company has yet to receive any additional correspondence beyond the initial request for information submitted in January 2001.  Management does not anticipate future inquiries regarding the matter and in that context does not anticipate any potential liability.  No assurance can be given that the Commission will not continue to assess the competitive landscape of the industry and direct future inquires to the Company.  Given those circumstances, no assurance can be given that the future inquiries by the Commission will not have a material adverse effect on the Company's results of operations, financial condition, or competitive position.

From time to time the Company is engaged in various legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.  However, the Company, based on consultation with legal counsel, is of the opinion that there are no matters pending or threatened which could have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is currently listed and traded on the Nasdaq Stock Market's National Market under the symbol "ADGO".  The prices in the table below represent, for the periods indicated, the quarterly high and low sales price for Adams Golf, Inc. common stock as reported by the Nasdaq Stock Market.  All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.
	High	Low
2001

First Quarter	$ 1.906	$ 0.375
Second Quarter	1.711	0.586
Third Quarter	0.953	0.250
Fourth Quarter	0.555	0.281

2000

First Quarter	$ 2.625	$ 1.531
Second Quarter	2.000	0.813
Third Quarter	1.712	0.970
Fourth Quarter	1.500	0.250

On March 14, 2002, the last reported sale price of the common stock on the Nasdaq Stock Market's National Market was $0.38 per share.  At March 14, 2002, Adams Golf, Inc. has approximately 6,000 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

No dividends have been declared or paid relating to the Company's common stock.

On July 30, 2001, the Company was notified by Nasdaq that it had failed to maintain the minimum $1.00 bid price requirement for 30 consecutive trading days and that the 90 day "cure-period" for which the Company's stock would need to satisfy the minimum bid requirement of $1.00 for ten consecutive trading days had begun.  Given the events of September 11, 2001 in New York City and Washington D.C., Nasdaq had provided temporary relief with respect to the minimum bid price requirement until January 2, 2002 and suspended the Company's 90 day cure period initiated on July 30, 2001.  Effective January 2, 2002, Nasdaq reinstated the minimum bid price requirement and on February 14, 2002, again notified the Company that it had failed to meet the minimum $1.00 bid price for 30 consecutive trading days and that the 90 day "cure period" had been initiated.  If the Company's stock is unable to satisfy the minimum bid requirement of $1.00 for ten consecutive trading days during the 90 day "cure period," Nasdaq will provide the Company with written notification that it has determined to delist the Company's common stock from the National Market System.  The Company would be entitled to request a review of that determination or elect to phase down to the Nasdaq SmallCap Market in accordance with the program described below.

On February 6, 2002 and for a one year period thereafter, the Securities and Exchange Commission approved a pilot program modifying the minimum bid price grace period for the Nasdaq SmallCap Market.  Under the program, the Company could elect to phase down to the SmallCap Market at the expiration of the 90 day National Market "cure period" at which time the Company would receive an additional 90 days to achieve the minimum bid requirement of $1.00 for ten consecutive trading days.  Should the Company be unable to achieve the minimum bid requirement while continuing to demonstrate compliance with the core initial listing standards of the SmallCap Market of either (i) net income of $750,000, (ii) stockholders' equity of $5 million or (iii) market capitalization of $50 million, the Company will be afforded an additional 180 day grace period to regain compliance.  Should the Company be unable to regain compliance, the Company's common stock would be delisted from the Nasdaq SmallCap Market at which time it could be eligible to trade on the electronic bulletin board, rather than either the Nasdaq National Market or SmallCap Systems.  The inability to maintain a listing on the Nasdaq Stock Market could adversely affect the ability or willingness of investors to purchase the common stock, which, in turn, would likely severely affect the market liquidity of the Company's securities.

Item 6.   Selected Financial Data

The selected financial data presented below is derived from the Company's consolidated financial statements for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.  The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and related notes, and other financial information included elsewhere in this document.
	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Statements of Operations Data:

Net Sales	$ 49,170	$ 42,449	$ 54,652	$ 85,989	$ 37,330

Operating income (loss)	(13,185)	(38,509)	(18,735)	18,500	(3,969)

Net income (loss)	$(13,409)	$(37,241)	$(10,589)	$ 12,510	$ (4,654)
	=======	=======	=======	======	======

Income (loss) per common share(1) - basic and diluted	$ (0.60)	$ (1.66)	$ (0.47)	$ 0.61	$ (0.37)
	=======	=======	=======	======	======

Weighted average common shares(1):

Basic	22,480	22,480	22,480	20,435	12,519
	=======	=======	=======	======	======

Diluted	22,480	22,480	22,480	20,677	12,519
	=======	=======	=======	======	======

	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:

Total assets	$ 34,810	$ 47,786	$ 83,210	$ 96,906	$ 17,360

Total debt (including current maturities)	--	--	--	175	--

Stockholders' equity	$ 27,622	$ 41,252	$ 78,371	$ 88,190	$ 8,325

______________________
(1)	See Note 1 of Notes to Consolidated Financial Statements for information concerning the calculation of income (loss) per common share and weighed average common shares outstanding.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs including the Tight Lies GT irons and i-Woods, the Tight Lies family of fairway woods and drivers, the Tom Watson signature series of wedges and the GT Spec Putters.  Founded in 1987, the Company operated initially as a components supplier and contract manufacturer.  Thereafter, the Company established its custom fitting operation and today the Company markets a full line of innovative, high quality, professionally engineered golf clubs to players at all skill levels.

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

Consequently, as a part of the Company's quality control program, the Company has established a quality assurance program at of manufacturing facilities of its component parts to monitor adherence to design specifications.  Upon arrival at the Company's manufacturing facilities in Plano, Texas, the components used in the Company's clubs are again checked to ensure consistency with strict design specifications.  Golf clubs are then assembled by a third party service provider using the appropriate component parts.  The Company has redundant sources of supply for each of the component parts used in the manufacture of the original Tight Lies.  However, the components used in the manufacture of all other product lines are generally selected from a small number of suppliers each of which is sourced from a single supplier within that group.  Therefore, for all products other than the original Tight Lies, the Company effectively has a single source of supply.  Substantially all of the Company's fairway wood, driver and iron component parts are manufactured in Taiwan, China and Mexico.  Both multi-material shafts, Graphite Tip (GT) and Bi-Matrx steel tip (ST) shafts used in some of the Company's product lines are available from a sole supplier, True Temper Sports

Costs of the Company's clubs consist primarily of component parts, including the head, shaft and grip.  To a lesser extent the Company's cost of goods sold includes contract labor, occupancy and shipping costs in connection with the inspection, testing, assembly and distribution of its products.

Results of Operations
The following table sets forth operating results expressed as a percentage of net sales for the periods indicated
	Years Ended December 31,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	49.7	46.4	33.9
Gross profit	50.3	53.6	66.1
Operating expenses:
Research and development expenses	2.1	4.9	3.8
Sales and marketing expenses	49.9	87.5	76.4
General and administrative expenses:
Provision for bad debts	1.2	10.5	3.1
Other	17.3	23.5	17.1
Settlement expense	3.2	--	--
Restructuring expense	3.4	--	--
Write-off of prepaid Professional Services Agreement	--	17.9	--
Total operating expenses	77.1	144.3	100.4
Operating loss	(26.8)	(90.7)	(34.3)
Interest income, net	0.8	3.2	3.1
Other income (expense), net	(0.1)	0.4	--
Loss before income taxes	(26.1)	(87.1)	(31.2)
Income tax expense (benefit)	1.2	0.6	(11.8)
Net loss	(27.3)%	(87.7)%	(19.4)%
	======	======	======

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
Net sales increased 15.8% to $49.2 million for the year ended December 31, 2001 from $42.4 million for 2000, primarily due to significant increases in sales of mass produced irons and drivers.  Net sales of irons increased 268.2% to $12.5 million or 25.4% of net sales from $3.4 million or 8.0% of net sales for the years ended December 31, 2001 and 2000, respectively.  The increase is primarily the result of the introduction of the Tight Lies GT irons in the fall of 2000 which translated into increased volume in 2001.  The Tight Lies GT irons represent the Company's first mass produced set of irons.  Prior to their introduction, the Company's participation in the iron category was limited to custom irons sold through the Company's custom fitting accounts.  Also contributing to the increase in net sales for the year ended December 31, 2001 as compared to 2000, was an increase in driver sales of $2.8 million primarily the result of the introduction of the Tight Lies ST Driver in January 2001.  Increased revenues were partially offset by reduced sales for the Tight Lies 2 and SC Driver product lines.  Net sales of drivers were $12.5 million or 25.5% of net sales as compared to $9.7 million or 22.8% of net sales for the periods ended December 31, 2001 and 2000, respectively.  Approximately $2.9 million of net sales for the year ended December 31, 2001 was derived from the closeout of the SC Series driver.  The increases in the iron and driver categories were partially offset by reduced levels of fairway wood sales.  The reduced levels of fairway wood revenues was primarily the result of the diversification of the Company's revenues to a variety of new product classes.  Net sales of fairway woods decreased to $22.8 million or 46.5% from $29.9 million or 70.5% for the years ended December 31, 2001 and 2000, respectively.  Tight Lies ST fairway woods and Tight Lies GT i-Woods, each introduced in January 2001 generated $14.1 million of the $22.9 million in net sales of fairway woods for the year ended December 31, 2001 with the remainder generated by the original Tight Lies and Tight Lies 2 product lines.

Net sales of the Company's products outside the U.S. increased to $9.5 million or 19.3% of net sales, from $6.7 million or 15.8% of net sales for the years ended December 31, 2001 and 2000, respectively, with growth focused primarily in Canada and Europe.

Cost of goods sold increased to $24.4 million or 49.7% of net sales, for the year ended December 31, 2001 from $19.7 million or 46.4% of net sales, for the comparable period of 2000.  The overall dollar increase is primarily the result of a 10.9% increase in units sold during the year ended December 31, 2001 as compared to 2000 coupled with changes in the product mix to the higher cost ST and GT product lines.  In addition, cost of goods sold for the year ended December 31, 2000 included $2.5 million of costs associated with the write-down of certain inventories of the SC Series driver, original Tight Lies and Tight Lies 2 product lines to net realizable value coupled with $0.7 million of costs associated with a sales program whereby one additional SC Series driver was given for every four held by retailers as compensation for reductions in the suggested retail selling price.  Excluding the impact of this inventory write-down and sales program above, cost of goods sold as a percentage of net sales was 38.9% for the year ended December 31, 2000 as compared to 49.7% for the comparative period of 2001.  The increase in cost of goods sold as a percentage of net sales of 10.8% is primarily the result of 40.7% of net sales being generated by the ST Driver and GT irons which generally produce a lower gross margin on a per unit basis compared to historical levels.  In addition, the Company reduced the wholesale selling price of the original Tight Lies, Tight Lies 2 and SC driver product lines during 2001.  These products generated approximately 6.2 fewer basis points of margin in the aggregate as compared to the similar period in 2000.  The Company anticipates that cost of goods sold as a percentage of net sales will continue at current levels given the utilization of more costly component parts and expected wholesale selling price reductions for maturing product lines.

Operating expenses are primarily comprised of selling and marketing expenses, general and administrative expenses and research and development expenses.  In addition, for the year ended December 31, 2001, operating expenses included non-recurring expenses associated with a corporate restructuring plan and costs associated with the settlement of the Company's dispute with Nicholas A. Faldo regarding the provisions of his prior professional services agreement with the Company.

Selling and marketing expenses decreased to $24.5 million from $37.1 million for the years ended December 31, 2001 and 2000, respectively.  The decrease is primarily attributable to reduced advertising costs of $9.1 million for television and print media associated with the launch of the Tight Lies 2 fairway woods and Tight Lies GT irons in 2000 and an overall decrease in marketing expenses generally.  To a lesser extent, the decrease is associated with reduced creative costs associated with commercials of $1.2 million and reduced royalties of $1.4 million resulting from the cessation of Adams Golf Ltd.'s relationship with Mr. Faldo.  In addition, payroll expense decreased $0.9 million as a result of the Company's corporate restructuring executed in August 2001 which resulted in infrastructure reductions and the conversion of the domestic sales organization to an independent (non-employee) sales force.  Also, depreciation was reduced by $0.5 million resulting from infrastructure reductions associated with the Company's direct to consumer sales organization.  These decreases are partially offset by costs associated with the Company's sales agency relationship in Canada, established in August 2000, which resulted in costs of $0.9 million for the year ended December 31, 2001.  Considering the corporate restructuring executed during 2001, it is expected that compensation related expenses will be at reduced levels in future comparative periods.

General and administrative expenses, including provisions for bad debts, decreased to $9.1 million from $14.5 million for the years ended December 31, 2001 and 2000, respectively.  The decrease is primarily the result of a decrease in the provision for bad debts from $4.4 million to $0.6 million for the years ended December 31, 2000 and 2001, respectively.  The decrease in the provision for bad debts on a year over year basis is primarily due to a general downturn in the sales of golf equipment retailers and the attendant bankruptcies and financial difficulties experienced by those customers during 2000.  This situation eased somewhat in the year ended December 31, 2001.  The decrease in general and administrative expenses is also attributed to a reduction in payroll related expenses of $1.3 million resulting from an overall reduction in infrastructure attributable to attrition and the corporate restructuring executed in 2001.

Research and development expenses, primarily consisting of costs associated with development of new products, were $1.0 million for the year ended December 31, 2001, as compared to $2.1 million for the year ended December 31, 2000.  The decrease in the research and development expenses was primarily due to $0.8 million being included in the amounts for the year ended December 31, 2000 resulting from amortization of compensation resulting from stock granted to Nicholas A. Faldo in accordance with his prior professional services agreement during the year ended December 31, 2000.  Adams Golf, Ltd. declared Mr. Faldo in material breach of his contract in 2000 and in 2000, the Company wrote off the value of the remaining unamortized compensation as a separate charge to operations because it would not provide future benefit to the Company.

During the year ended December 31, 2001, an agreement was reached with Mr. Faldo in settlement of the dispute regarding provisions of his prior professional services agreement with the Company.  Mr. Faldo received $0.5 million in connection with the settlement.  In addition, Mr. Faldo will receive $0.5 million on July 15, 2002 and a series of annual installments for the years 2003 through 2011 aggregating to $2.0 million.  In addition, Mr. Faldo is entitled to receive up to an additional $2.0 million contingent on the Company reaching certain financial performance thresholds. For the year ended December 31, 2001, the Company recorded a net charge of $1.6 million related to the settlement.  The charge is comprised of $2.7 million in expense representing the present value of the stream of future payments through 2011 under the provisions of the settlement utilizing the Company's incremental borrowing rate of 6.04%.  In accordance with the terms of the settlement, Mr. Faldo waived all future rights to unpaid royalties of $1.1 million associated with his prior professional services agreement with the Company.

During the year ended December 31, 2001, the Company executed an operational restructuring plan, which reduced its employee staff by 55 positions primarily associated with the conversion of its sales staff to independent (non-employee) sales representatives.  In addition, the Company eliminated 76 non-exempt positions resulting from the outsourcing of the Company's golf club assembly process.  In total, the operational restructuring plan resulted in severance related costs of approximately $1.0 million.  In addition, the Company wrote-off the remaining unamortized portion of goodwill of $0.6 million associated with its wholly-owned subsidiary in Japan.  This write-off resulted from a further revision of the Company's business model, in which management determined that it was beneficial to service the Japanese market through a distributor relationship rather than through a wholly-owned subsidiary.  Therefore, through comparison of the expected future cash flows associated with Adams Golf Japan, Inc. to the carrying value of the remaining goodwill and long-lived assets, it was determined that the remaining unamortized portion was impaired.

As a result of the above, the Company's operating loss was $13.2 million for the year ended December 31, 2001 compared to $38.5 million for the year ended December 31, 2000.

For the year ended December 31, 2001, the Company recorded income tax expense of $0.6 million primarily representing taxes owed in settlement of Internal Revenue Service audits for the tax years ended December 31, 1997, 1998 and 1999.  In addition, for the year ended December 31, 2001, the Company did not recognize any income tax benefit due to the inability to conclude based on a weighting of objective evidence, on a more likely than not basis that deferred income tax benefits will ultimately be realized

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net sales decreased 22.3% to $42.4 million for the year ended December 31, 2000 from $54.7 million for 1999, primarily due to a lower volume of fairway woods and SC Series drivers being sold as a result of competition from other equipment manufacturers.  Net sales of fairway woods decreased 14.0% from $34.8 million for the year ended December 31, 1999 to $29.9 million for the year ended December 31, 2000.  The decrease is primarily the result of significantly reduced volumes of the original Tight Lies line coupled with reductions in the wholesale selling price for this product line.  These factors were partially offset by increased volume of the Tight Lies 2 line, which was introduced in October 1999.  Net sales of drivers decreased 45.5% to $9.7 million for the year ended December 31, 2000 from $17.8 million in 1999.  The decrease in overall driver sales was due primarily to a 38% overall reduction in the wholesale selling price and reduced volumes resulting from increased competition in the driver category.  Net sales for the year ended December 31, 2000 were positively impacted by the Company's entry into the iron category with the introduction of the Tight Lies GT irons in November 2000.  Net sales of the iron and wedge category increased 106.9% from $1.6 million for the year ended December 31, 1999 to $3.4 million for 2000.  Net sales of the Company's products outside the U.S. decreased to $6.7 million from $7.5 million for the years ended December 31, 2000 and 1999, respectively, but increased as a percentage of net sales to 15.8% from 13.7%.

Cost of goods sold increased to $19.7 million or 46.4% of net sales from $18.5 million or 33.9% of net sales for the years ended December 31, 2000 and 1999, respectively.  The increase as a percentage of net sales is partially due to cost of goods sold for the year ended December 31, 2000 including $2.5 million of additional expense associated with the write down of inventories of SC Series drivers, Tight Lies and Tight Lies 2 product lines to their estimated net realizable value which approximated 5.9% of net sales.  In addition, during 2000 the Company initiated a program with retailers whereby one additional SC Series driver was given for every four held by retailers as compensation for reductions in the suggested retail selling price.  The effect of the program was to increase cost of goods sold by 1.6% of net sales.  Additionally, the increase in cost of goods sold as a percentage of net sales is also attributable to the reduction in the suggested retail selling price of the SC Series driver and the original Tight Lies lines which as compared to the year ended December 31, 1999 resulted in a 9.5% reduction in the gross margin in 2000.  These factors were partially offset by the positive impact of changes in the revenue mix to higher margin products.  The positive impact of the change in the revenue mix was approximately 4.0%.  The Company anticipates that cost of goods sold as a percentage of net sales will continue at higher levels than experienced in prior years due primarily to the Company entering into new equipment categories coupled with newly introduced products that incorporate new technology in shaft and head design resulting in higher component costs.

For the year ended December 31, 2000, operating expenses were comprised primarily of selling and marketing expenses, general and administrative expenses, the write-off of a prepaid professional service agreement and to a lesser extent, research and development expenses.  Selling and marketing expense decreased to $37.1 million from $41.7 million for the years ended December 31, 2000 and 1999, respectively.  The decrease in selling and marketing expense is primarily the result of reduced advertising costs of $8.7 million associated with television and print media.  For the year ended December 31, 1999, the Company utilized these mediums extensively to promote the introduction of the SC Series driver, Faldo wedge and to promote sell-through of the Tight Lies fairway woods at retail.  In addition, the Company experienced a $0.4 million decrease in creative costs associated with infomercials as compared to the year ended December 31, 1999.  The reduction in these expense categories was partially offset by an increase of $1.9 million associated with the full operations of the Company's subsidiaries in the United Kingdom and Japan, $1.8 increase in sales promotion expenses, $0.7 million in additional payroll costs relating to the addition of experienced field sales personnel and a $0.6 million increase in endorsement expense primarily associated with the agreement with Tom Watson.

General and administrative expenses, including provisions for bad debts, increased to $14.5 million or 34.1% of net sales for the year ended December 31, 2000 from $11.0 million or 20.2% of net sales for the comparable period ended December 31, 1999.  The increase is primarily attributable to an increase in the provision for bad debts of $2.7 million resulting from a general downturn in the sales of golf equipment retailers and attendant bankruptcies and financial difficulties experienced by certain customers.  In addition, the Company also experienced an increase in costs of $1.0 million associated with the operations of its subsidiaries in the United Kingdom and Japan for the year ended December 31, 2000 as compared to the year ended December 31, 1999.

Research and development expenses, primarily consisting of costs associated with the development of new products, remained consistent at $2.1 million for each of the years ended December 31, 2000 and 1999.  Research and development expense includes amortization of compensation resulting from stock granted to Nicholas A. Faldo in accordance with his professional service agreement.  The impact of the amortization was $0.8 million for the year ended December 31, 2000 as compared to $1.0 million for the year ended December 31, 1999.  As Adams Golf Ltd. has announced that Mr. Faldo is in material breach of his contract, research and development expense will be at reduced levels in the future as the remaining unamortized value of the stock granted to Mr. Faldo was written-off as a charge to operations in the year ended December 31, 2000.

The write-off of the prepaid professional service agreement of $7.6 million represents a charge resulting from Mr. Faldo having been declared in material breach of his contract.  The amount represents the remaining unamortized portion of compensation resulting from stock granted in accordance with his professional service agreement.  As the Company does not believe the agreement will provide future benefit to the Company, the remaining unamortized portion was written-off as a charge to operations in the year ended December 31, 2000.

As a result of the above, the Company's operating loss was $38.5 million for the year ended December 31, 2000 compared to $18.7 million for the year ended December 31, 1999.

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

Liquidity and Capital Resources

Cash and cash equivalents increased to $9.2 million at December 31, 2001 from $6.5 million at December 31, 2000.  During the year, approximately $11.3 million was used in operations, primarily as a result of the $3.6 million increase in inventories for component part purchases and $7.1 million in operating losses, exclusive of non-cash expenses aggregating to $6.0 million primarily associated with depreciation, the write-off of the remaining goodwill associated with the wholly-owned subsidiary in Japan., the settlement with Nicholas A. Faldo and the operational restructuring executed during 2001.

Cash provided by investing activities of $14.3 million for the year ended December 31, 2001 is primarily related to the sales and maturities of marketable securities of $7.1 million and $10.4 million, respectively, offset by purchases of marketable securities of $2.9 million and equipment of $0.3 million in the ordinary course of business.

Working capital decreased to $24.2 million at December 31, 2001 compared to $34.5 million at December 31, 2000.

On March 27, 2001, the Company executed a $10.0 million revolving credit facility ("the facility") with General Electric Capital Corporation, which expires in March 2004.  During the quarter ended September 30, 2001, the Company violated a maximum monthly net loss covenant due primarily to incremental costs associated with the Company's settlement with Nick Faldo and the operational restructuring.  In addition, the Company did not comply with the December 31, 2001 minimum working capital and cash requirements required at December 31, 2001.  For each of the covenant violations noted, General Electric Capital Corporation granted the Company a waiver in each circumstance and considers the Company in good standing with regard to the provisions of the agreement.  Currently, the Company does not have any borrowings outstanding under the facility.

On March 28, 2002, the facility was amended to allow for special revolving credit advances up to the lesser of a borrowing base amount or $3.0 million.  The borrowing base for the special revolving credit advances is limited to the sum of i) the lesser of 50% of eligible accounts receivable or 85% of the estimated net forced liquidation value of eligible inventory, as determined by the lender, plus ii) 85% of the net forced liquidation value of eligible finished goods inventory, as determined by the lender.  Borrowings outstanding are secured by substantially all of the Company's property and assets.

The facility requires the Company to maintain a lock-box arrangement whereby cash receipts from accounts receivable are used to first pay down outstanding advances under the facility.  Daily cash required to fund operations in excess of the amounts remaining after repaying outstanding advances must be borrowed in the form of additional advances under the facility.  In any event, the special revolving credit advances must be repaid no later than August 31, 2002.  Additional amounts are not anticipated to be available under the facility after August 31, 2002.

The amended facility requires the Company to comply with a number of restrictive covenants, including restrictions on the amount capital expenditures of $0.5 million for any fiscal year, incurrence of other debt and sales of assets.  Additionally, the facility requires the Company to maintain compliance with various financial covenants, including, among other things, minimum tangible net worth and cash balances of $30 million and $15 million, respectively, at December 31, 2002 and net borrowing availability of $3 million.

The amended terms call for borrowings to bear interest at the GE Capital Commercial Paper rate plus 5.75% per year.  At March 14, 2002, the GE Capital Commercial Paper Rate was 1.82%.  The unused portion of the revolving credit facility is subject to a commitment fee of 0.25% per year.  There were no borrowings outstanding under the facility at December 31, 2001.  The maximum availability under the amended facility as of March 29, 2002 was $3.0 million.

The Company expects to meet future liquidity requirements through cash flows generated from operations, cash reserves and if necessary, utilization of its credit facility.  It is anticipated that operating cash flows, current cash reserves, and the Company's credit facility will also fund capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to the Company's operations if cash is needed in other areas of the Company's operations.  In addition, cash flows from operations, cash reserves and, if necessary, the credit facility will be utilized to support ongoing purchases of component parts for the Company's current and future product lines.  It is anticipated that cash requirements to support current purchasing activities will continue at current levels, taking into consideration the seasonality of the industry and consumer acceptance of the Company's products.  The current product lines are expected to continue to produce reduced margins as compared to historical levels resulting from the utilization of more expensive component parts and price reductions associated with maturing product lines.  Concerning advertising efforts, the Company anticipates requiring less cash flow to support discretionary programs as the Company continues to reduce its expenditures in this category as compared to historical trends.  In addition, the Company expects to require less cash flow to support compensation and related expenditures as a result of the operational restructuring executed during 2001.  In contrast, the Company anticipates that promotional expenses will remain at greater than historical levels to promote "sell through" of its current products at the retail level.  The expected operating cash flow, current cash reserves and the Company's credit facility are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

Prior to the year ended December 31, 2001, the Company experienced declining sales and increasing operating losses.  Despite an increase in net sales and a reduction in the operating losses for the year ended December 31, 2001 as compared to 2000, the Company executed an operational restructuring plan and subsequent modification of its business model to further reduce infrastructure costs and costs associated with the assembly of its products.  Further actions of this nature may also be effected as appropriate.

During 2001, the Company executed an operational restructuring plan, which reduced its employee staff by 55 exempt positions primarily associated with the conversion of its sales staff to independent (non-employee) sales representatives and 76 non-exempt positions associated with the outsourcing of the Company's golf club assembly process.  In total, the operational restructuring plan resulted in severance related costs of approximately $1.0 million during the year just ended.

Subsequently, management further modified its current business model with respect to its operating activities in Japan.  Effective January 1, 2002, the Company's established a distributor relationship with a third party in Japan and closed its Japanese subsidiary at December 31, 2001.  As a result of the decision to serve the Japanese market via an independent distributor, the Company recorded certain costs associated with the wind-down of its Japanese operations.  These costs were primarily comprised of the write-off of the remaining unamortized goodwill of $0.6 million.  The effects of these costs are not expected to have a significant impact on the Company's liquidity.

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products which gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken steps to increase the market acceptance of these and its other products.  Revenues during the year ended December 31, 2001 have increased over the comparable period in 2000.  However, the current domestic economic environment, competitive landscape of the golf industry and recent changes to the Company's business model, no assurance can be given that the Company will be able sustain the year over year revenue growth experienced during the year ended December 31, 2001.  No assurance can be given that the Company's projected cash resources will be sufficient to fund the Company's future cash requirements beyond twelve months.  Accordingly, to remain viable, it is possible that the Company may have to raise additional capital and/or further reduce its operating expenses, including during the next twelve months, notwithstanding the liquidity available from the Company's revolving credit facility.  The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Company's Common Stock.  Nevertheless, given the current market price for the Company's common stock and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock.  We may also find it difficult to secure other debt financing.  Accordingly, it is possible that our only source of funding is cash on hand and the current credit facility.  There can be no assurance that additional financing will be available when needed on terms favorable to the Company, or at all.  If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition or liquidity.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted the provisions of SFAS 142 on January 1, 2002 and will make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill.  The Company will reassess the useful life and residual value of all intangible assets acquired, and make any necessary amortization period adjustments by March 31, 2002.  During the interim period ended March 31, 2002, the Company will test for impairment all intangible assets deemed to have an indefinite useful life and record any impairment loss as a cumulative effect of a change in accounting principle, if necessary.  Impairment will be measured as the excess of the carrying value over the fair value of an intangible asset with an indefinite useful life.

As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $0.1 million and no unamortized identifiable intangible assets.  The unamortized goodwill will be subject to the transition provisions of SFAS No. 142.  Amortization expense related to goodwill was $0.2 million, exclusive of impairments of $0.6 million associated with the Company's Japanese subsidiary and $0.2 million for the years ended December 31, 2001 and 2000, respectively.  The adoption of SFAS No. 142 is not expected to have a material impact on the consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company is currently assessing the impact on the consolidated financial statements and will adopt the provisions of this standard in the first quarter of 2003.

In October, 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes a universal accounting model based on the framework established in SFAS 121for long-lived assets to be disposed of by sale. The Company is currently assessing the impact on the consolidated financial statements and will adopt the provisions of this standard in the first quarter of 2002.

Business Risks

As indicated below, this Form 10-K contains forward-looking statements that involve risks and uncertainties.  The Company's actual results may differ materially from the results discussed in the forward-looking statements.  Factors that may cause such a difference include, but are not limited to, those discussed in this section and elsewhere throughout this Form 10-K.

Dependence on New Product Introductions; Uncertain Consumer Acceptance

During the year ended December 31, 2001, the Company's fairway woods represented 46.5% of net sales whereas, for the year ended December 31, 2000, the Company's fairway woods represented 70.5% of net sales.  To date, although certain of the Company's new product introductions have experienced modest success, the Company's ultimate success depends, in large part, on its ability to successfully develop and introduce new products widely accepted in the marketplace.  Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection.  Certain products previously introduced by the Company have not met the level of consumer acceptance anticipated by management.  No assurance can be given that the Company's current or future products will meet with consumer acceptance.  Failure by the Company to timely identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company's continued viability.  Additionally, successful technologies, designs and product concepts are likely to be copied by competitors.  Accordingly, the Company's operating results could fluctuate as a result of the amount, timing, and market acceptance of new product introductions by the Company or its competitors.  The design of new golf clubs is also greatly influenced by the rules and interpretations of the USGA.  Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by the organization, the Company believes that it is critical for its future success that new clubs introduced by the Company comply with USGA standards.

History of Net Losses

Although, the Company generated net income during the years ended December 31, 1996 and 1998 it has historically experienced net losses from operations.  Although the Company experienced a modest increase in revenues for the year ended December 31, 2001, for the years ended December 31, 1999 and 2000, the Company experienced declining sales and increasing operating losses.  There can be no assurance that the Company will be able to continue to increase revenues or resume profitability on a quarterly or annual basis in the future.  Further, there can be no assurance that the Company's projected cash resources will be sufficient to fund the Company's cash requirements in the future.  Accordingly, to remain viable, the Company must maintain revenues near current levels, maintain the current levels of uncollectible accounts, raise additional capital, and/or further reduce its operating expenses, notwithstanding the liquidity available through the Company's revolving credit facility.  Thus, the Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock. Further, there can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.  If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition or liquidity.

Need for Additional Capital

Although management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months, no assurances can be given that the Company will have sufficient cash resources beyond twelve months.  Further, to the extent our cash requirements change or the assumptions on which management's expectations are based prove to be in error, we may need additional working capital resources within the year.  The Company cannot assure you that additional financing will be available on favorable terms, or at all.  Given the current market price for the Company's common stock and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock.  The Company may also find it difficult to secure debt financing.  To the extent the Company was able to arrange to pay dividends, to create liens, to sell or purchase our capital stock, to sell assets or to make acquisitions or enter into other specified transactions.  It is reasonably foreseeable that the Company's only source of future funding is cash on hand and its current credit facility.  If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company.

Competition

The golf club market is highly competitive.  The Company competes with a number of established golf club manufacturers, some of which have greater financial and other resources.  The Company's competitors include Callaway Golf Company, adidas-Saloman AG (Taylor Made - adidas Golf), Fortune Brands, Inc. (Titleist and Cobra) and Karsten Manufacturing Company (PING), among others.  The Company competes primarily on the basis of performance, brand name recognition, quality and price.  The Company believes that its ability to market its products through multiple distribution channels, including on- and off- course golf shops and selected sporting goods retailers is important to the manner in which the Company competes.  The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors including, among others, advertising, media, promotions and product endorsements.  These preferences may also be subject to rapid and unanticipated changes.  The Company could face substantial competition from existing or new competitors who introduce and successfully promote golf clubs that achieve market acceptance.  Such competition could result in significant price erosion or increased promotional expenditures, either of which could have a material adverse effect on the Company's business, operating results and financial condition.  There can be no assurance that Adams Golf will be able to compete successfully against current and future sources of competition or that its business, operating results or financial condition will not be adversely affected by increased competition in the market in which it operates.

The golf club industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts.  Due to the success of the Tight Lies fairway woods, the Company experienced several competitors introducing products similar to the Tight Lies fairway woods.  The Company may face competition from manufacturers introducing other new or innovative products or successfully promoting golf clubs that achieve market acceptance.  The failure to successfully compete in the future could result in a material deterioration of customer loyalty and the Company's image, and could have a material adverse effect on the Company's business, results of operations, financial position or liquidity.

The introduction of new products by the Company or its competitors can result in closeouts of existing inventories at both the wholesale and retail levels.  Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices.

Dependence on Key Personnel and Endorsements

The Company's success depends to an extent upon the performance of the senior management team, which includes the Company's founder and Chairman, B.H. (Barney) Adams who participates in the Company's product development efforts.  The loss or unavailability of Mr. Adams could adversely affect the Company's business and prospects.  With the exception of the Company's President and Chief Executive Officer, Oliver G. (Chip) Brewer, none of the Company's officers and employees including Mr. Adams, are bound by employment agreements and the relations of such officers and employees are, therefore, at will.  The Company has a $4.0 million key-man life insurance policy on the life of Mr. Adams; however, there can be no assurance that the proceeds of this policy could adequately compensate the Company for the loss of his services.  In addition, there is strong competition for qualified personnel in the golf club industry, and the inability to continue to attract, retain and motivate other key personnel could adversely affect the Company's business, operating results or financial condition.

The Company believes that acceptance of its products by touring professionals is an important aspect of its marketing strategy and ultimately validates the products in the mind of the consumer.  The Company has entered into endorsement arrangements with certain members of the PGA Tour and the Senior PGA Tour including Tom Watson, Bruce Lietzke, Larry Nelson and other notable players.  As is typical in the golf industry generally, the agreements with these professional golfers do not necessarily require that they use the Company's golf clubs at all times during the terms thereof, including, in certain circumstances, at times when the Company is required to make payments to them.  The failure of certain individuals to use the Company's products on one or more occasions has resulted in negative publicity involving the Company.  While the Company does not believe this publicity has resulted in any significant erosion in the net sales of the Company's products to date, no assurance can be given that the Company's business would not be adversely affected in a material way by further such publicity or by the failure of its known professional endorsers to carry and use its products.

Historical Dependence on Television Advertising

The Company current marketing strategy is to continue to build brand awareness with consumers though the utilization of targeted image-based advertising such as television commercials, national magazines and newspaper ads.  For the years ended December 31, 2001, 2000 and 1999, the Company spent approximately $7.8 million, $16.6 million and $24.6 million, respectively on image based advertising.  However, the Company expects to reduce its expenditures in this category as compared to historical periods.  This Company's image-based approach supplements the Company's emphasis on establishing viable relationships with its wholesale customers and generating product awareness and acceptance through consumer interaction.  Failure to actively support the Company's current image-based advertising campaign and establish viable relationships with its wholesales customers could have a material adverse effect on the Company's business, operating results and financial condition.  Additionally, there can be no assurances that a decrease in the levels of advertising will not result in a material decline in sales of the Company's products.

Risks Associated with the Events of September 11, 2001

The domestic and worldwide economy has experienced a significant economic downturn in the period subsequent to the events of September 11, 2001 in New York City and Washington D.C.  Considering the economic instability, the future is uncertain as to future consumer buying trends, levels of discretionary spending and travel to leisure destinations.  Accordingly, the Company could experience reduced levels of sales in future periods which would have a material adverse effect on the Company's results of operations, financial condition or liquidity.  In addition, due to the heightened security risk worldwide and new or proposed security measures, the Company could experience delays in the receipt of component part and finished goods inventories from overseas, which, in turn could impede the Company's ability to meet future customer demand.  Also, due to safety concerns regarding the mail service in the United States, the Company could experience delays in receiving cash receipts from customers which could have a material adverse effect on the Company's results of operations, financial condition or liquidity.

Source of Supply

The Company has redundant sources of supply for each of the component parts used in the manufacture of the original Tight Lies.  However, the components used in the manufacture of all other product lines are generally selected from a small number of suppliers each of which is sourced from a single supplier within that group.  Therefore, for all products other than the original Tight Lies, the Company effectively has a single source of supply.  Substantially all of the Company's fairway wood, driver and iron component parts are manufactured in Taiwan, China and Mexico.  Both multi-material shafts, graphite tip (GT) and Bi-Matrx steel tip (ST) shafts used in some of the Company's product lines are available from a sole supplier, True Temper Sports   The Company has not entered into a long-term supply agreement with any of its component part suppliers, including True Temper Sports.

The Company could, in the future, experience shortages of components or periods of increased price pressures which could have a material adverse effect on the Company's business, results of operations, financial position or liquidity.  In the event that the Company was unable to obtain adequate supplies or experienced a supply interruption of its proprietary graphite tip (GT) shaft from the sole manufacturer, True Temper Sports, the Company could experience up to a 25% reduction in its annual net sales focused primarily in the iron and wedge product class.  With respect to other component parts utilized in the manufacture of its current products, although the Company would be able to identify alternative manufacturers to source the materials, it would likely result in delays during the transition period which could have a material adverse impact on the Company's business, results of operations, financial position and liquidity.  In addition, any failure to obtain adequate supplies or fulfill customer orders on a timely basis could have a material adverse effect on the Company's business, results of operations, financial position or liquidity.

Product Warranties

The Company provides a limited one year product warranty on all of its golf clubs with the exception of the graphite tip (GT) and steel tip Bi-Matrx (ST) shafts used in variety of the Company's product lines.  These shafts carry a five year warranty for defects in quality and workmanship.  The Company closely monitors the level and nature of warranty claims, and where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market.  Significant increases in the incidence of such claims may adversely affect the Company's sales and its reputation with golfers.  The Company establishes a reserve for warranty claims which it believes is sufficient to meet future claims.  However, there can be no assurance that these reserves will be sufficient if the Company were to experience an unusually high incidence of problems with its products.

Risks Associated with Intellectual Property

Imitation of popular club design is widespread in the golf industry.  No assurance can be given that other golf club manufacturers will not be able to successfully sell golf clubs that imitate the Company's products without infringing on the Company's copyrights, patents, trademarks or trade dress.  Many of the Company's competitors have obtained patent, trademark, copyright or other protection of intellectual property rights pertaining to golf clubs.  No assurance can be given that the Company will not be adversely affected by the assertion by competitors of intellectual property rights.  This effect could include alteration or withdrawal of existing products and delayed introduction of new products.

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

Unauthorized Distribution of Counterfeit Clubs

Despite the Company's efforts to limit its distribution to selected retailers, some quantities of the Company's products have been found in unapproved outlets or distribution channels.  The existence of a "gray market" in the Company's products can undermine the sales of authorized retailers and foreign wholesale distributors who promote and support the Company's products, and can injure the Company's image in the minds of its customers and consumers.  Adams Golf makes efforts to limit or deter unauthorized distribution of its products, but does not believe the unauthorized distribution of its products can be totally eliminated.  The Company does not believe that the unauthorized distribution of its clubs has had or will have a material adverse effect on the Company's results of operations, financial condition or competitive position, although there can be no assurance as to future results.

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

Industry Specific Requirements

The Company performs ongoing credit evaluation of its wholesale customers' financial condition and generally provides credit without the requirement of collateral from these customers.  The Company believes it has adequate reserves for potential credit losses. For the year ended December 31, 2001, the Company experienced a reduced level of delinquent or uncollectible accounts as compared to 2000.  However, Company does not anticipate that current trends will continue given the current domestic economic conditions.  Additionally, approximately 28.5% of the Company's net sales for the year ended December 31, 2001 were derived from nine customers.  Should these or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.  Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific retail customers.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on the Company's relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote the Company's brand name and to assure adequate product availability often to coincide with planned promotions or advertising campaigns.  Although a significant amount of the Company's sales are not affected by these terms, the extended terms do have a negative impact on the Company's financial position and liquidity.  The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company's financial plans.

In addition to extended payment terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand. The Company's inventory balances were $17,418,000 and $13,779,000 at December 31, 2001 and 2000, respectively.

Certain Risks of Conducting Business Abroad

The Company imports a significant portion of its component parts, including heads, shafts, headcovers, and grips from companies in Taiwan, China and Mexico.  In addition, the Company sells its products to certain distributors located outside the United States.  The Company's international business is currently centered in Canada and Europe and management intends to focus its international expansion efforts through its European subsidiary as well as through agency and distributor relationships.  The Company's business is subject to the risks generally associated with doing business abroad, such as foreign government relations, foreign consumer preferences, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and exchange rates in countries in which the Company purchases components or sells its products.

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

Forward-Looking Statements

This Annual Report contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  The statements include, but are not limited to:  statements concerning the potential benefits to be achieved from our internal restructurings; statements regarding our ability to increase in revenues or achieve satisfactory operating performance; statements regarding our future capital requirements and our ability to satisfy our capital needs; statements regarding our ability to manufacture products commercially acceptable to market consumers; statements regarding our ability to source component parts from other suppliers if necessary; and statements using terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe."  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, product development difficulties, manufacturing difficulties; product introductions; market demand and acceptance of products; the impact of changing economic conditions; the effects of the events on September 11, 2001 in New York City and Washington D.C.; business conditions in the golf industry; reliance on third parties including suppliers; the impact of market peers and their products; the actions of competitors, including pricing, advertising and product development risks concerning future technology; and the impact of operational restructuring on operating results and liquidity and one-time events and other factors detailed in this report under "Business Risks."  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein.  Except as required by federal securities laws, Adams Golf undertakes no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to its cash equivalents.
		Fair
	2001	Value
	(Dollars in Thousands)
Cash equivalents
Fixed rate	$ 9,245	$ 9,245
Average interest rate	1.37%

Item 8.   Financial Statements and Supplementary Data

The financial statements are set forth herein under Item 14 commencing on page F-1.  Schedule II to the financial statements is set forth herein under Item 14 on page S-1.  In addition, supplementary financial information is required pursuant to the provisions of Regulation S-K, Item 302, and is set forth herein under Item 14, note 16.

Item 9.   Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference from pages 3 through 8, inclusive, of the Company's Proxy Statement dated April 3, 2002 for the Annual Meeting of the Stockholders on May 1, 2002 ("the 2002 Proxy Statement") under the respective captions, "Elections of Directors", "Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" and "Management-Executive Officers".

Item 11.   Executive Compensation

The information required by this Item is incorporated by reference from pages 8 through 12, inclusive, of the Company's 2002 Proxy Statement under the caption "Management-Compensation of Executive Officers".

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from pages 6 through 8 of the Company's 2002 Proxy Statement under the caption "Stock Ownership-Beneficial Ownership of Certain Stockholders, Directors and Executive Officers".

Item 13.   Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from pages 7 through 12, inclusive, of the Company's 2002 Proxy Statement under the captions "Management-Employment Contracts and Change in Control Agreements," "-Compensation Committee Interlocks and Insider Participation" and "-Certain Transactions".

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as a part of this report:

(1) Consolidated Financial Statements

Item		Page

Index to Consolidated Financial Statements and Related Financial Statement Schedule		F-1
Independent Auditors' Report		F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000		F-3
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999		F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999		F-5 - F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999		F-7
Notes to Consolidated Financial Statements		F-8 - F-25

(2) Financial Statement Schedule

The following financial statement schedule of the Company for the years ended December 31, 2001, 2000 and 1999 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statement of the Company.  All other schedules have been omitted because said schedules are not required under the related instructions or are not applicable, or because the information required is included in the Company's consolidated financial statements or notes thereto.

Schedule II - Valuation and Qualifying Accounts		S-1

(3) Exhibits

The exhibits listed below are filed as a part of or incorporated by reference in this Annual Report.  Where such filing is made by incorporation by reference to a previously filed document, such documents is identified in parenthesis.  See the Index of Exhibits included with the exhibits filed as a part of this Annual Report.

Exhibit	Description	Location

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.5)

Exhibit 10.1	Agreement between the Registrant and Nick Faldo, dated April 22, 1998	Incorporated by reference to Form S-1 (Exhibit 10.1)

Exhibit 10.2	Amended and Restated Revolving Credit Agreement dated February 26, 1999, between Adams Golf Direct Response, Ltd. and NationsBank of Texas N.A. and related promissory note and guarantee	Incorporated by reference to 1998 Form 10-K (Exhibit 10.2)

Exhibit 10.3	Commercial Lease Agreement dated December 5, 1997, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 (Exhibit 10.3)

Exhibit 10.4	Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 (Exhibit 10.4)

Exhibit 10.5	Letter agreement dated April 13, 1998 between the Company and Darl P. Hatfield	Incorporated by reference to Form S-1 (Exhibit 10.5)

Exhibit 10.6	Amendment to Amended and Restated Revolving Credit Agreement dated August 13, 1999 between Adams Golf Direct Response, Ltd., Adams Golf, Ltd. and Bank of America, N.A.	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Exhibit 10.6)

Exhibit 10.7	Revolving Credit Agreement between Adams Golf, Ltd. and Legacy Bank of Texas	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Exhibit 10.7)

Exhibit 10.8	Termination Letter - Revolving Credit Agreement between Adams Golf, Ltd. and Legacy Bank of Texas	Incorporated by reference to 2000 Form 10-K (Exhibit 10.8)

Exhibit 10.9	Revolving Credit Agreement between Adams Golf, Ltd. and General Electric Capital Corporation	Incorporated by reference to 2000 Form 10-K (Exhibit 10.9)

Exhibit 10.10	Change of Control Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2000 Form 10-K (Exhibit 10.10)

Exhibit 10.11	Change of Control Agreement - Russell Fleischer	Incorporated by reference to 2000 Form 10-K (Exhibit 10.11)

Exhibit 10.12	Change of Control Agreement - Terry Marshall	Incorporated by reference to 2000 Form 10-K (Exhibit 10.12)

Exhibit 10.13	Change of Control Agreement - Joseph Wooster	Incorporated by reference to 2000 Form 10-K (Exhibit 10.13)

Exhibit 10.14	Change of Control Agreement - Timothy Reed	Incorporated by reference to 2000 Form 10-K (Exhibit 10.14)

Exhibit 10.15	Change of Control Agreement - Henry Lange	Incorporated by reference to 2000 Form 10-K (Exhibit 10.15)

Exhibit 10.16	Change of Control Agreement - Cindy Herington	Incorporated by reference to 2000 Form 10-K (Exhibit 10.16)

Exhibit 10.17	Change of Control Agreement - Jon Parsons	Incorporated by reference to 2000 Form 10-K (Exhibit 10.17)

Exhibit 10.18	Amended Commercial Lease Agreement dated April 6, 1998 between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2000 Form 10-K (Exhibit 10.18)

Exhibit 10.19	Settlement Agreement between Adams Golf, Ltd. and Nicholas A. Faldo	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Exhibit 10.19)

Exhibit 10.20	Change of Control Agreement - Russell Fleischer	Included in this filing

Exhibit 10.21	Employment Agreement - Oliver G. (Chip) Brewer	Included in this filing

Exhibit 10.22	Amendment to Revolving Credit Agreement between Adams Golf, Ltd. and General Electric Capital Corporation	Included in this filing

Exhibit 10.23*	Golf Consultant Agreement - Thomas S. Watson	Included in this filing

Exhibit 21.1	Subsidiaries of the Registrant	Included in this filing

Exhibit 23.1	Consent of KPMG LLP	Included in this filing

___________________

*  Confidential treatment has been requested with respect to certain provisions of this agreement.

(b)  Reports on Form 8-K

On January 15, 2002, the Company filed a Current Report on Form 8-K disclosing a press release indicating the promotion of Oliver G. "Chip" Brewer III to Chief Executive Officer with Barney H. Adams remaining as Chairman of the Board.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ADAMS GOLF, INC., a Delaware corporation

Date: March 29, 2002	By: /S/ B.H. (BARNEY) ADAMS
B.H. (Barney) Adams, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 29, 2002	By: /S/ B.H. (BARNEY) ADAMS
B.H. (Barney) Adams, Chairman of the Board

Date: March 29, 2002	By: /S/ OLIVER G. BREWER III
Oliver G. (Chip) Brewer III
Chief Executive Officer, President and Director

Date: March 29, 2002	By: /S/ RUSSELL L. FLEISCHER
Russell L. Fleischer
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

Date: March 29, 2002	By: /S/ GABRIEL J. NILL
Gabriel J. Nill
Controller and Manager of Financial Services
(Principal Accounting Officer)

Date: March 29, 2002	By: /S/ MARK R. MULVOY
Mark R. Mulvoy
Director

Date: March 29, 2002	By: /S/ PAUL F. BROWN, JR.
Paul F. Brown, Jr.
Director

Date: March 29, 2002	By: /S/ STEPHEN R. PATCHIN
Stephen R. Patchin
Director

Date: March 29, 2002	By: /S/ ROBERT F. MACNALLY
Robert F. MacNally
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND RELATED FINANCIAL STATEMENT SCHEDULE
Page
Consolidated Financial Statements

Independent Auditors' Report	F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999	F-5 - F-6

Consolidated Statements of Cash Flows the years ended December 31, 2001, 2000 and 1999	F-7

Notes to Consolidated Financial Statements	F-8 - F-25

Financial Statement Schedule

The following financial statement schedule of the Company for the years ended December 31, 2001, 2000 and 1999 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.
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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Golf, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
KPMG LLP

Dallas, Texas
February 2, 2002, except as to Note 12, which is as of March 29, 2002

ADAMS GOLF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS
	December 31,
	2001	2000

Current assets:
Cash and cash equivalents	$ 9,245	$ 6,488
Marketable securities (note 2)	--	14,489
Trade receivables, net (note 3)	3,104	4,701
Inventories (note 4)	17,418	13,779
Prepaid expenses	822	713
Income tax receivable	18	76
Other current assets	102	723
Total current assets	30,709	40,969

Property and equipment, net (note 5)	3,744	5,733
Other assets, net (note 6)	357	1,084
	$ 34,810	$ 47,786
	=======	=======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 458	$ 1,255
Accrued expenses (notes 7, 8 and 9)	6,020	5,213
Total current liabilities	6,478	6,468
Non-current liabilities (note 9)	710	66
Total liabilities	7,188	6,534

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 23,137,571 shares issued and 22,480,071 shares outstanding	23	23
Additional paid-in capital	86,140	86,037
Common stock subscription	(22)	(22)
Deferred compensation	(140)	(221)
Accumulated other comprehensive loss	(700)	(295)
Accumulated deficit	(54,543)	(41,134)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)
Total stockholders' equity	27,622	41,252

Commitments and Contingencies (note 10)
	$ 34,810	$ 47,786
	=======	=======

See accompanying notes to consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2001	2000	1999

Net sales	$ 49,170	$ 42,449	$ 54,652
Cost of goods sold (note 4)	24,442	19,680	18,528
Gross profit	24,728	22,769	36,124

Operating expenses:
Research and development expenses	1,008	2,083	2,092
Selling and marketing expenses	24,548	37,140	41,742
General and administrative expenses:
Provision for bad debts	613	4,441	1,709
Other	8,516	10,020	9,316
Write-off of prepaid professional services agreement (note 9)	--	7,594	--
Settlement expense (note 9)	1,579	--	--
Restructuring expense (notes 6 and 8)	1,649	--	--
Total operating expenses	37,913	61,278	54,859
Operating loss	(13,185)	(38,509)	(18,735)

Other income (expense):
Interest income	443	1,372	1,714
Interest expense	(51)	(26)	(37)
Other	(34)	159	--
Loss before income taxes	(12,827)	(37,004)	(17,058)
Income tax expense (benefit) (note 13)	582	237	(6,469)
Net loss	$ (13,409)	$ (37,241)	$ (10,589)
	=======	=======	=======

Loss per common share - basic and diluted (note 1(k))	$ (0.60)	$ (1.66)	$ (0.47)
	=======	=======	=======

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

Years ended December 31, 2001, 2000 and 1999

							Retained
	Shares of		Additional	Common		Accumulated Other	Earnings/		Cost of	Total
	Common	Common	Paid-in	Stock	Deferred	Comprehensive	(Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Subscription	Compensation	Loss	Deficit)	Loss	Stock	Equity

Balance, December 31, 1998	23,136,782	$ 23	$ 85,183	$ (22)	$ (704)	$ 150	$ 6,696		$ (3,136)	$ 88,190
Comprehensive loss:
Net loss	--	--	--	--	--	--	(10,589)	$ (10,589)	--	(10,589)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	--	--	--	--	--	(194)	--	(194)	--	(194)
Comprehensive loss	--	--		--	--	--	--	$ (10,783)	--	--
								=======
Stock option forfeiture	--	--	(38)	--	38	--	--		--	--
Stock option exercises	789	--	2	--	--	--	--		--	2
Tax benefit from exercise of stock options	--	--	772	--	--	--	--		--	772
Amortization of deferred compensation	--	--	--	--	190	--	--		--	190
Balance, December 31, 1999	23,137,571	$ 23	$ 85,919	$ (22)	$ (476)	$ (44)	$ (3,893)		$ (3,136)	$ 78,371
	=========	====	=======	=====	======	======	=======		=======	========
Comprehensive loss:
Net loss	--	--	--	--	--	--	(37,241)	$ (37,241)	--	(37,241)
Other comprehensive loss, net of tax:
Unrealized gain on marketable securities	--	--	--	--	--	47	--	47	--	47
Unrealized loss on foreign currency translation	--	--	--	--	--	(298)	--	(298)	--	(298)
Comprehensive loss	--	--		--	--	--	--	$ (37,492)	--	--
								=======
Stock option forfeiture	--	--	(53)	--	53	--	--		--	--
Issuance of stock options	--	--	171	--	(171)	--	--		--	--
Amortization of deferred compensation	--	--	--	--	373	--	--		--	373
Balance, December 31, 2000	23,137,571	$ 23	$ 86,037	$ (22)	$ (221)	$ (295)	$ (41,134)		$ (3,136)	$ 41,252
	=========	====	=======	=====	======	=====	=======		=======	=========
See accompanying notes to consolidated financial statements
										(continued)

ADAMS GOLF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

Years ended December 31, 2001, 2000 and 1999

	Shares of		Additional	Common		Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Stock	Deferred	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Subscription	Compensation	Loss	Deficit	Loss	Stock	Equity

Balance, December 31, 2000	23,137,571	$ 23	$ 86,037	$ (22)	$ (221)	$ (295)	$ (41,134)		$ (3,136)	$ 41,252
Comprehensive loss:
Net loss	--	--	--	--	--	--	(13,409)	$ (13,409)	--	(13,409)
Other comprehensive loss, net of tax:
Reclassification of losses on marketable securities to general and administrative expense	--	--	--	--	--	(4)	--	(4)	--	(4)
Unrealized loss on foreign currency translation	--	--	--	--	--	(401)	--	(401)	--	(401)
Comprehensive loss	--	--		--	--	--	--	$ (13,814)	--	--
								=======
Stock option forfeiture	--	--	(10)	--	10	--	--		--	--
Issuance of stock options	--	--	113	--	(113)	--	--		--	--
Amortization of deferred compensation	--	--	--	--	184	--	--		--	184
Balance, September 30, 2001	23,137,571	$ 23	$ 86,140	$ (22)	$ (140)	$ (700)	$ (54,543)		$ (3,136)	$ 27,622
	=========	====	=======	=====	======	=====	========		=======	========

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$ (13,409)	$ (37,241)	$ (10,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangible assets	3,162	3,708	3,447
Loss on write-off of professional services agreement	--	7,594	--
Adjustment of inventory to lower of cost or market	--	2,513	--
Amortization of deferred compensation	184	373	190
Gain on sale of marketable securities	(50)	(12)	--
Deferred income taxes	--	292	(903)
Allowance for doubtful accounts	613	4,441	1,709
Changes in assets and liabilities:
Trade receivables	984	1,870	(10,699)
Inventories	(3,639)	2,809	(5,789)
Prepaid expenses	(109)	171	1
Income tax receivable	57	4,760	(2,748)
Other current assets	628	(103)	666
Other assets	(440)	(1,249)	326
Accounts payable	(797)	(726)	829
Accrued expenses	797	2,635	(1,902)
Other non-current liabilities	702	--	--
Net cash used in operating activities	(11,317)	(8,165)	(25,462)
Cash flows from investing activities:
Purchase of equipment	(268)	(693)	(2,635)
Purchases of marketable securities	(2,944)	(22,481)	(143,471)
Maturities of marketable securities	10,440	29,100	80,939
Sales of marketable securities	7,050	5,999	69,900
Net cash provided by investing activities	14,278	11,925	4,733
Cash used in financing activities:
Principal payments under capital lease obligation	(66)	(58)	--
Debt financing costs	(138)	--	--
Repayment of notes payable to shareholder	--	--	(175)
Issuance of common stock	--	--	2
Net cash used in financing activities	(204)	(58)	(173)

Net increase (decrease) in cash and cash equivalents	2,757	3,702	(20,902)
Cash and cash equivalents at beginning of period	6,488	2,786	23,688
Cash and cash equivalents at end of period	$ 9,245	$ 6,488	$ 2,786
	=======	=======	=======
Supplemental disclosure of cash flow information:
Interest paid	$ 51	$ 12	$ 3
	=======	=======	=======
Income taxes paid (refunded)	$ 82	$ (4,849)	$ (3,094)
	=======	=======	=======
Supplemental disclosure of non-cash investing and financing activities - equipment financed with capital lease	$ 20	$ 186	$ --
	=======	=======	=======

See accompanying notes to consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies

(a)   General

Adams Golf, Inc. (the "Company") was founded in 1987.  The Company designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs, and provides custom golf club fitting technology.  The Company's products are primarily marketed under the names Tight Lies GT irons and
i-Woods, the Tight Lies family of fairway woods and drivers, the Tom Watson signature series of wedges and the GT Spec Putters.

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

(e)   Revenue Recognition

The Company recognizes revenue when the product is shipped and collectibility is reasonably assured.  Collectibility is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.  Additionally, an estimate of product returns and warranty costs are recorded when revenue is recognized.  Estimates are based on historical trends taking into consideration current market conditions.

ADAMS GOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies (continued)

(f)   New Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting for acquired goodwill and other intangible assets. The Company will adopt the provisions of SFAS No. 142 on January 1, 2002.

As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $97,000 and no remaining unamortized identifiable intangible assets.  The unamortized goodwill will be subject to the transition provisions of SFAS No. 142.  Amortization expense related to goodwill was $237,000 exclusive of impairments of $613,000, and $202,000 for the years ended December 31, 2001 and 2000, respectively.  The impact of adopting SFAS No. 142 is not expected to have a material impact on the Company's results of operations or financial position.

(g)   Research and Development

Research and development costs consist of all costs incurred in planning, designing and testing of golf equipment, including salary costs related to research and development and are expensed as incurred.

(h)   Advertising Costs

Advertising costs, other than direct commercial costs, are expensed as incurred and aggregated to approximately $7,810,000, $16,547,000 and $24,606,000 in 2001, 2000 and 1999, respectively.

(i)   Product Warranty

The Company's golf equipment is sold under warranty against defects in material and workmanship for a period of one year with the exception of the graphite tipped (GT) and Bi-matrx steel tipped (ST) shafts which carry a five year warranty.  An allowance for estimated future warranty costs is recorded in the period products are sold.

(j)   Income Taxes

The Company accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies (continued)

(k)   Income (Loss) Per Share

The weighted average common shares used for basic net income (loss) per common share were 22,480,071 for 2001 and 2000 and 22,479,915 for 1999.  All warrants and options to purchase shares of the Company's common stock of 1,817,670, 1,602,297 and 979,107, which were outstanding during 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

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

(n)   Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), unrealized gains and losses of $298 and $401, net of related tax effect, on foreign currency translation gains and losses at December 31, 2001 and 2000, respectively.

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

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies (continued)

(q)   Classification of Shipping and Handling Fees and Costs

In July 2000, the Emerging Issues Task Force ("EITF") finalized its consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs".  Pursuant to EITF Issues No. 00-10, all amounts billed to customers for shipping and handling should be included in "net sales" and costs incurred related to shipping and handling should be included in "cost of goods sold".  Prior to adoption, the Company had included shipping and handling revenues and costs in "selling and marketing" expenses.  The Company's Statements of Operations for the years ended December 31, 2000 and 1999 have been reclassified to reflect the presentation required by EITF Issue No. 00-10.  For the years ended December 31, 2000 and 1999 net sales includes shipping and handling fees of $470,000 and $652,000, respectively.  For the years ended December 31, 2000 and 1999 cost of goods sold includes shipping and handling costs of $687,000 and $957,000, respectively.

(r)  Segment Reporting

The Company is organized by functional responsibility and operates as a single segment and within that segment offers more than one class of product

(s)  Stock Compensation
The Company accounts for stock options granted to employees using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation and Interpretations of APB No. 25, issued in March 2000, to account for its fixed plan stock options.  Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price.  SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above for employee stock option grants, and has adopted the disclosure requirements of SFAS No. 123.  Non-employee director option grants are accounted for using the fair-value based method

ADAMS GOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(Tables in thousands, except share and per share amounts)

(2)   Marketable Securities

During the year ended December 31, 2001, the Company's marketable securities reached their respective maturity dates and the proceeds received were reinvested in cash equivalents.  At December 31, 2000, marketable securities consisted of the following:

		Unrealized
		Gains/	Fair
	Cost	(Losses)	Value

Commercial paper	$ 3,981	$ (1)	$ 3,980
Governmental bonds	8,500	9	8,509
Corporate bonds	2,000	--	2,000
	14,481	8	14,489
Less: current maturities	(14,481)	(8)	(14,489)
	$ --	$ --	$ --
	======	======	=======

During the year ended December 31, 2001, there were approximately $10,440,000 in proceeds received from maturities of available-for-sale securities and approximately $2,944,000 in purchases of securities.  In addition, there were approximately $7,050,000 in proceeds received from sales of available-for-sale securities which included realized gains of approximately $50,000.

(3)   Trade Receivables

Trade receivables consist of the following at December 31, 2001 and 2000:
	2001	2000

Trade receivables	$ 3,879	$ 6,232
Allowance for doubtful accounts	(775)	(1,531)
	$ 3,104	$ 4,701
	======	======

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(Tables in thousands, except share and per share amounts)

(4)   Inventories

Inventories consist of the following at December 31, 2001 and 2000:

	2001	2000

Finished goods	$ 6,970	$ 4,407
Component Parts	10,448	9,372
	$ 17,418	$ 13,779
	=======	=======

During the fourth quarter of 2000, the Company adjusted the carrying value of the finished good and component part inventories to net realizable value.  The impact of the adjustment reduced inventory and increased cost of goods sold for the year ended December 31, 2000 by $2,513,000.

At December 31, 2001 and 2000, Inventories included $245,000 and $40,000 of consigned inventory, respectively.

(5)   Property and Equipment, net

Property and equipment consist of the following at December 31, 2001 and 2000:

	2001	2000

Equipment	$ 1,129	$ 1,000
Computers and software	9,196	9,210
Furniture and fixtures	704	703
Leaseholds	249	249
Accumulated depreciation and amortization	(7,534)	(5,429)
	$ 3,744	$ 5,733
	=======	=======

             (6)   Other Assets, net

Other assets, net, consist of the following at December 31, 2001 and 2000:
	2001	2000

Goodwill, net of amortization of $131 and $227	$ 97	$ 944
Deposits, including amounts for fixed assets purchased	137	22
Credit facility origination fees, net of amortization of $36	103	--
Other	20	118
	$ 357	$ 1,084
	======	=======

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(Tables in thousands, except share and per share amounts)

(6)   Other Assets, net (continued)
During 2001, the Company recorded a charge of $613,000 to write-down the remaining goodwill associated with its Japanese subsidiary (Adams Golf Japan, Inc.) to the estimated fair value.  The write-down resulted from the Company modifying its business model with regard to the Japanese market, whereby management elected to utilize a distributor relationship in lieu of continuing the operation of its current wholly-owned subsidiary.  The impairment loss is included in restructuring expense in the accompanying statement of operations.

Goodwill and credit facility origination fees have amortization periods of five and three years, respectively.

(7)   Accrued Expenses

Accrued expenses consist of the following at December 31, 2001 and 2000:
	2001	2000

Payroll and commissions	$ 184	$ 235
Royalties	55	1,143
Advertising	763	1,238
Product warranty expense and sales returns	801	535
Professional services	142	85
Settlement costs	1,472	--
Restructuring costs	393	--
Deferred revenue	434	64
Other	1,776	1,913
	$ 6,020	$ 5,213
	======	=======

(8)   Restructuring

During 2001, the Company executed an operational restructuring plan, which reduced its employee staff by 55 exempt positions primarily associated with the conversion of its sales staff to independent (non-employee) sales representatives and 76 non-exempt positions associated with the outsourcing of the Company's golf club assembly process.  The operational restructuring plan resulted in severance related costs of approximately $1,036,000 of which approximately $644,000 has been paid as of December 31, 2001.  The plan also included $613,000 of costs associated with the write-off of goodwill associated with the Company's wholly-owned subsidiary in Japan.  At December 31, 2001, approximately $393,000 remains in accrued expenses associated with the operational restructuring which represents remaining severance costs yet to be paid.

ADAMS GOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(Tables in thousands, except share and per share amounts)

(9)   Professional Services Agreement and Settlement Expense

 In May 1998, Adams Golf, Ltd. entered into an agreement with Nicholas A. Faldo.  The agreement provided that Mr. Faldo provide a variety of services to Adams Golf, Ltd. including endorsement and use of certain of Adams Golf Ltd.'s products.  This agreement required Adams Golf, Ltd. to make certain payments to Mr. Faldo, whether or not his endorsement resulted in increased sales of Adams Golf, Ltd.'s products.  Specifically, Mr. Faldo was entitled to receive a royalty of 5% of the net sales price of all Adams Golf's clubs (other than certain specialty items for which the royalty equaled 10% of the net sales price) sold outside the U.S. throughout the term of the agreement.  The agreement provided for a minimum royalty of $1,875,000 in 2000 escalating to $4,000,000 for the years 2004 through 2008.  From 2009 through 2014, the agreement did not provide a minimum royalty.  On November 6, 2000, Adams Golf, Ltd. announced that Mr. Faldo was in material breach of his contract for failure to use certain of the Company's products.  From March 31, 2000 through November 6, 2000 (date declared in material breach), the Company ceased making royalty payments under the professional services agreement during which time the Company corresponded with Mr. Faldo in an attempt to cure performance deficiencies.  The Company continued to accrue royalty payments during this time as the expectation was that amicable consensus would be reached with Mr. Faldo.  On November 6, 2000, it became clear that an amicable consensus could not reached and that the performance deficiencies had reached a level that constituted a material breach.  The Company had made royalty payments of $0, $468,750 and $1,500,000 associated with each of the years ended December 31, 2001, 2000 and 1999, respectively.  Accordingly, the professional services agreement no longer had future benefit to the Company and the remaining unamortized balance of the value of the stock of $7,594,000 was written off as a component of operating expenses in the year ended December 31, 2000.  In addition, the Company ceased making royalty payments as of March 31, 2000.

On August 25, 2001, an agreement was reached with Mr. Faldo in settlement of the dispute regarding provisions of his prior professional services agreement with Adams Golf, Ltd..  The terms of settlement are such that Mr. Faldo received $0.5 million upon execution.  In addition, Mr. Faldo will receive $0.5 million on July 15, 2002 and a series of annual installments for the years 2003 through 2011 aggregating to $2.0 million.  As a result, the Company established a liability representing the present value of the future obligation, which approximated $2,673,000, utilizing the Company's incremental borrowing rate of 6.04%.  In addition, Mr. Faldo is entitled to receive up to an additional $2.0 million contingent on the Company reaching certain future financial performance thresholds.  In accordance with the terms of the settlement, Mr. Faldo waived all future rights to accrued and unpaid royalties of $1.1 million associated with his prior professional services agreement with the Company

(10)  Commitments and Contingencies

The Company is obligated under certain noncancellable operating leases for manufacturing, warehouse and office space.  A summary of the minimum rental commitments under noncancellable leases is as follows:
Years ending
December 31,

2002	697
2003	677
2004	85
$ 1,459
=======

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(Tables in thousands, except share and per share amounts)

(10)  Commitments and Contingencies (continued)

Rent expense was approximately $846,000, $710,000 and $947,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering in the United States District Court of the District of Delaware.  The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints allege that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs allege that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) allegedly threatened the Company's long-term profits. Plaintiffs also allege that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs are seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.  On July 5, 2000, the Company filed a motion to dismiss the consolidated, amended complaint.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint citing the plaintiffs failed to plead any facts supporting their claim that the Company or its officers and directors violated the federal securities laws.  On January 14, 2002, the plaintiffs filed a motion for leave an amended claim to file an amended complaint.  In the motion, Plaintiffs allege that, if given another opportunity, they would be able to amend the original causes of action to state actionable claims.  On January 24, 2002, the Company filed an opposition to the plaintiff's motion and is awaiting a response from the court.

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

In January 2001, the Company was notified that it was part of an investigation by the Federal Trade Commission concerning practices surrounding manufacturers' minimum advertised price policies and Internet retailers.  As of March 29, 2002, the Company has yet to receive any additional correspondence beyond the initial request for information submitted in January 2001.  Management does not anticipate future inquiries regarding the matter and in that context does not anticipate any potential liability.  No assurance can be given that the Commission will not continue to assess the competitive landscape of the industry and direct future inquiries to the Company.  Given those circumstances, no assurance can be given that the future inquiries by the Commission will not have a material adverse effect on the Company's results of operations, financial condition, or competitive position.

From time to time the Company is engaged in various legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.  However, the Company, based on consultation with legal counsel, is of the opinion that there are no matters pending or threatened which could have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(Tables in thousands, except share and per share amounts)

(11)  Retirement Plan

In February 1998, the Company adopted the Adams Golf, Ltd. 401(k) Retirement Plan (the "Plan") which covers substantially all employees.  The Company matches 50% of employee contributions up to a maximum of 6% of the employee's compensation.  For the years ended December 31, 2001, 2000 and 1999, the Company contributed approximately $182,000, $198,000 and $162,000, respectively, to the Plan.

(12)  Liquidity

Prior to the year ended December 31, 2001, the Company experienced declining sales and increasing operating losses.  Despite an increase in net sales and reduction in the operating losses for the year ended December 31, 2001 as compared to the similar period of 2000, the Company executed a corporate restructuring plan and subsequent modification of its business model to further reduce infrastructure costs and costs associated with the assembly of its products.

The Company's primary sources of liquidity are existing cash reserves, cash projected to be generated from operations, if necessary, its existing credit facility.  The adequacy of these sources is dependent upon, among other things, the consumer acceptance of the Company's products, the Company's ability to manage working capital requirements, changes in the current economic environment, and changes in the competitive landscape of the golf industry.  These and other factors within and outside the Company's control could impact the cash projected to be generated from operations in future periods.  Management believes however, that these sources of liquidity will provide cash resources sufficient to meet the Company's requirements through the next twelve months.  Should the Company at some point in the future require additional financing, no assurance can be given that any additional financing will be available on acceptable terms.  Should the Company be unable to obtain additional financing, it may be required to halt capital expenditure programs, continue to reduce costs associated with its current infrastructure, decrease the level of expenditures necessary to support marketing efforts and advertising campaigns, curtail component part purchasing and research and development programs and halt all other discretionary spending programs which could further reduce sales and adversely affect the Company's liquidity.

On March 27, 2001, the Company executed a $10.0 million revolving credit facility ("the facility") with General Electric Capital Corporation, which expires in March 2004.  During the quarter ended September 30, 2001, the Company violated a maximum monthly net loss covenant due primarily to incremental costs associated with the Company's settlement with Nick Faldo and the operational restructuring described in note 8.  In addition, the Company did not comply with the December 31, 2001 minimum working capital and cash requirements required at December 31, 2001.  For each of the covenant violations noted, General Electric Capital Corporation granted the Company a waiver in each circumstance and considers the Company in good standing with regard to the provisions of the agreement.  Currently, the Company does not have any borrowings outstanding under the facility.

On March 28, 2002, the facility was amended to allow for special revolving credit advances up to the lesser of a borrowing base amount or $3.0 million.  The borrowing base for the special revolving credit advances is limited to the sum of i) the lesser of 50% of eligible accounts receivable or 85% of the estimated net forced liquidation value of eligible inventory, as determined by the lender, plus ii) 85% of the net forced liquidation value of eligible finished goods inventory, as determined by the lender.  Borrowings outstanding are secured by substantially all of the Company's property and assets.

ADAMS GOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(Tables in thousands, except share and per share amounts)

(12)  Liquidity (continued)

The facility requires the Company to maintain a lock-box arrangement whereby cash receipts from accounts receivable are used to first pay down outstanding advances under the facility.  Daily cash required to fund operations in excess of the amounts remaining after repaying outstanding advances must be borrowed in the form of additional advances under the facility.  In any event, the special revolving credit advances must be repaid no later than August 31, 2002.  Additional amounts are not anticipated to be available under the facility after August 31, 2002.

The amended facility requires the Company to comply with a number of restrictive covenants, including restrictions on the amount capital expenditures of $0.5 million for any fiscal year, incurrence of other debt and sales of assets.  Additionally, the facility requires the Company to maintain compliance with various financial covenants, including, among other things, minimum tangible net worth and cash balances of $30 million and $15 million, respectively, at December 31, 2002 and net borrowing availability of $3 million.

The amended terms call for borrowings to bear interest at the GE Capital Commercial Paper rate plus 5.75% per year.  At March 14, 2002, the GE Capital Commercial Paper Rate was 1.82%.  The unused portion of the revolving credit facility is subject to a commitment fee of 0.25% per year.  There were no borrowings outstanding under the facility at December 31, 2001.  The maximum availability under the amended facility as of March 29, 2002 was $3.0 million.

(13)  Income Taxes

Income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 consists of the following:

	2001	2000	1999

Federal - current	$ 508	$ --	$ (5,671)
Federal - deferred	--	318	(798)
State - current	74	(81)	--

	$ 582	$ 237	$ (6,469)
	=====	=====	=======

Actual income tax expense differs from the "expected" income tax expense (benefit) (computed by applying the U.S. federal corporate tax rate of 35% to income (loss) before income taxes) for the years ended December 31, 2001, 2000 and 1999 as follows:

	2001	2000	1999

Computed "expected" tax benefit	$ (4,489)	$ (12,951)	$ (5,970)
State income taxes, net of federal tax benefit	(128)	(364)	--
Non-taxable interest income	--	--	(350)
Change in valuation allowance for deferred tax assets	4,325	13,634	--
Other	874	(82)	(149)

	$ 582	$ 237	$ (6,469)
	======	=======	=======

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(Tables in thousands, except share and per share amounts)

(13)  Income Taxes (continued)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

	2001	2000

Deferred tax assets:
Allowance for doubtful accounts receivable	$ 279	$ 551
Restructuring reserve	141	--
Rebate allowance	--	54
Product warranty and sales returns	288	193
Lower of cost or market inventory writedown	--	905
Other reserves	6	34
Settlement reserve	782	--
Research and development tax credit carryforwards	306	556
Net operating loss carryforwards	16,425	11,345

Total deferred tax assets	18,227	13,638
Valuation allowance	(17,959)	(13,634)
Net deferred tax assets	268	4

Deferred tax liabilities:
Unrealized gain on marketable securities	--	4
Property and equipment	237	--
Other	31	--
Total gross deferred tax liabilities	268	4
Net deferred taxes assets	$ --	$ --
	======	=====

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

At December 31, 2001, the Company cannot determine based on a weighting of objective evidence that it is more likely than not that the remaining net deferred tax assets will be realized.  As a result, as of December 31, 2001, the Company has established a valuation allowance for the deferred tax assets in excess of existing taxable temporary differences.  The net change in the valuation allowance for the years ended December 31, 2001 and 2000 was $4,325,000 and $13,634,000, respectively.

At December 31, 2001, the Company has net operating loss carryforwards for federal foreign and state income tax purposes of approximately $45,626,000 and tax credit carryforwards of $306,000 which are available to offset future federal taxable income through 2020.  The availability of approximately $785,000 of the net operating loss carryforwards to reduce future taxable income is limited to approximately $71,000 per year for the remaining life of the net operating losses, as a result of a change in ownership.

ADAMS GOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(Tables in thousands, except share and per share amounts)

(14)  Stockholders' Equity

(a)   Employee Stock Option Plans

In April 1996, the Company adopted the 1996 Stock Option Incentive Plan (the "1996 Stock Option Plan"), pursuant to which stock options covering an aggregate of 800,000 shares of the Company's common stock may be granted.  Options awarded under the 1996 Stock Option Plan (i) are generally granted at prices that equate to or are above fair market value on the date of grant; (ii) generally become exercisable over a period of one to four years; and (iii) generally expire ten years subsequent to award.  At December 31, 2001, there were 140,310 shares available for grant under the 1996 Stock Option Plan.  For the years ended December 31, 2001, 2000 and 1999 there were no stock options granted, nor does the Company intend to make future grants under the 1996 Stock Option Plan.

In February 1998, the Company adopted the 1998 Stock Incentive Plan (the "1998 Stock Option Plan"), pursuant to which stock options covering an aggregate of 1,800,000 shares (of which 900,000 shares were utilized as a direct stock grant to Mr. Faldo) of the Company's common stock may be granted.  In May 2000, the Company's shareholders approved a request to increase the aggregate number of shares in the 1998 Stock Option Plan to 2,700,000.  Options awarded under the Plan (i) are generally exercisable over a period of two to four years;(ii) generally become exercisable over a period of two to four years and (iii) generally expire five years subsequent to award.  At December 31, 2001, 527,341 shares remain available for grant, including forfeitures.  At December 31, 2001, 1,271,870 options had been granted at prices ranging from $0.75 to $11.25 of which 1,072,500 were made with exercise prices equal to the fair market value of the Company's stock at the date of grant.  The 1998 grants were granted with exercise prices that were less than the fair market values of the Company's stock by amounts ranging from $2.50 to $11.25 per share at the date of grant.  Accordingly, the Company has recorded deferred compensation of approximately $13,000 and $221,000, net of amounts amortized and forfeited, at December 31, 2001 and 2000, respectively associated with these grants.  The deferred compensation is being amortized to expense over the vesting periods of the options.

In May 1999, the shareholders of the Company adopted the 1999 Non-Employee Director Plan of Adams Golf, Inc. (the "Director Plan") which allows for 200,000 shares of the Company's stock to be issued to non-employee directors.  At December 31, 2001, 90,000 options had been granted to various board members at exercise prices ranging from $0.63 to $4.75, which equaled the fair market value of the Company's common stock on the date of grant.  These options vest equally on each of the first four anniversary dates from the date of grant and expire five years from the date of grant.  At December 31, 2001, 110,000 shares remain available for grant, including forfeitures.

In November 1999, the Company adopted the 1999 Stock Option Plan for Outside Consultants (the "Consultant Plan").  The Consultant Plan allows for the granting of up to 1,000,000 shares of the Company's common stock.  At December 31, 2001, 355,800 options had been granted with exercise prices ranging from $0.38 to $2.27 per share at the date of grant.  The vesting period varies from two to four years with options vesting equally on each of the anniversary dates from the date of grant and expire five years from the date of grant.  At December 31, 2001, 644,200 shares remain available for grant, including forfeitures.

ADAMS GOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(Tables in thousands, except share and per share amounts)

(14)  Stockholders' Equity (continued)
The following is a summary of stock options outstanding as of December 31, 2001:
		Weighted	Weighted		Weighted
Range of		average	average		Average
exercise	Options	remaining	exercise price	Options	exercise price
prices	outstanding	contractual life	per share	exercisable	per share

$0.38 - $0.75	460,000	4.04 years	$ 0.71	--	$ --
$1.06 - $2.50	995,170	2.87 years	1.82	518,953	2.09
$3.57 - $5.50	252,500	1.95 years	4.47	146,250	4.58
$11.25	10,000	1.33 years	11.25	7,500	11.25
	1,717,670	3.04 years	$ 1.95	672,703	$ 2.73
	=======	========	=======	======	======

The Company accounts for the Director Plan and Consultant Plan under SFAS No. 123.  Compensation expense for the options granted under these plans for the year ended December 31, 2001 was not material.  The Company applies Accounting Principles Board Opinion No. 25 in accounting for its employee stock options, and for those stock options granted with exercise prices equal to the fair market value, no compensation costs have been recognized in the consolidated financial statements.  Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options under SFAS No. 123, the Company's net income (loss) would have been the pro forma amounts indicated.
	2001	2000	1999

Net income (loss):
As reported	$ (13,409)	$ (37,241)	$ (10,589)
Pro forma	(13,479)	(37,329)	(10,650)

Diluted income (loss) per common share:
As reported	$ (0.60)	$ (1.66)	$ (0.47)
Pro forma	(0.60)	(1.66)	(0.47)

The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $0.50, $0.63 and $0.83, respectively, on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:  Risk free interest rate, 6%; expected life, 5 years; expected dividend yield, 0%; volatility, 6.5%, 5.6% and 7.4% in 2001, 2000 and 1999, respectively.

Operating Expenses included in the Statements of Operations for years ended December 31, 2001, 2000 and 1999 include total compensation expense associated with stock options and warrants of $184,000, $373,000 and $190,000, respectively, inclusive compensation expense recorded under the provisions of SFAS 123 of $90,000, $57,000 and $0 for each of the years indicated.

ADAMS GOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(Tables in thousands, except share and per share amounts)

(14)  Stockholders' Equity (continued)
A summary of stock option activity follows:
		Weighted
	Number of	average
	shares	exercise price

Options outstanding at December 31, 1998	358,740	$ 3.67
Options granted	741,050	3.17
Options exercised	(789)	2.50
Options forfeited	(119,894)	4.28
Options outstanding at December 31, 1999	979,107	3.22
Options granted	758,000	1.41
Options forfeited	(234,810)	2.54
Options outstanding at December 31, 2000	1,502,297	2.41
Options granted	688,000	0.72
Options forfeited	(472,627)	1.63
Options outstanding at December 31, 2001	1,717,670	$ 1.95
	=======	=====

(b)  Warrants

In March 2000, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $1.69 per share for certain advertising services provided by non-employees.  These warrants are immediately exercisable and will expire on the fifth anniversary of the date of grant.  The Company accounts for the warrants under SFAS No. 123.  Expense for these warrants for the years ended December 31, 2001 and 2000 was not material.

(c)  Common Stock Repurchase Program

In October 1998, the Board of Directors approved a plan whereby the Company is authorized to repurchase from time to time on the open market up to 2,000,000 shares of its common stock.  At December 31, 1998, the Company had repurchased 657,500 shares of common stock at an average price per share of $4.77 for a total cost of approximately $3,136,000.  The repurchased shares are held in treasury.  No shares were repurchased during the years ended December 31, 2001, 2000 or 1999.

ADAMS GOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(Tables in thousands, except share and per share amounts)

(15)  Segment Information

The Company generates substantially all revenues from the design, marketing and distribution of premium quality, technologically innovative golf clubs.  The Company's products are distributed in both domestic and international markets.  Net sales by customer domicile for these markets consisted of the following for the years ended December 31, 2001, 2000 and 1999:
	2001	2000	1999

United States	$ 39,675	$ 35,743	$ 47,175
Rest of world	9,495	6,706	7,477
	$ 49,170	$ 42,449	$ 54,652
	=======	=======	=======

The following table sets forth net sales by product class for the years ended December 31, 2001, 2000 and 1999.
	2001	2000	1999

Fairway Woods	$ 22,857	$ 29,909	$ 34,759
Drivers	12,517	9,687	17,762
Irons, Wedges and Other	13,796	2,853	2,131
Total	$ 49,170	$ 42,449	$ 54,652
	=======	=======	=======

At December 31, 2001 and 2000, the Company had approximately $196,000 and $125,000, respectively in long lived assets, exclusive of goodwill, outside the United States.

ADAMS GOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(Tables in thousands, except share and per share amounts)

(16)  Quarterly Financial Results (unaudited)
Quarterly financial results for the years ended December 31, 2001 and 2000 are as follows:
2001

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales (1)	$ 20,699	$ 18,764	$ 6,689	$ 3,018
	=======	=======	======	=======
Gross profit (2)	$ 11,750	$ 9,821	$ 2,884	$ 273
	=======	=======	======	=======
Net income (loss)	$ 366	$ (1,556)	$ (7,013)	$ (5,206)
	=======	=======	======	=======
Loss per share - basic and diluted (5)(6)	$ 0.02	$ (0.07)	$ (0.31)	$ (0.24)
	=======	=======	======	=======

2000

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales (1)	$ 15,875	$ 12,400	$ 8,560	$ 5,614
	=======	=======	======	=======
Gross profit (loss) (2)(3)	$ 11,502	$ 7,666	$ 4,381	$ (780)
	=======	=======	======	=======
Net loss	$ (2,041)	$ (7,542)	$ (6,233)	$ (21,425)
	=======	=======	======	=======
Loss per share - basic and diluted (4)	$ (0.09)	$ (0.34)	$ (0.28)	$ (0.95)
	=======	=======	======	=======

_________________________
(1)	Reflects reclassification of shipping revenue (see Note 1(q))

(2)	Reflects reclassification of shipping revenue and costs (see Note 1(q))

(3)	The fourth quarter includes an adjustment of inventories to net realizable value which reduced gross profit (loss) by $2,513,000 or $(0.11) per share (see Note 4)

(4)

The fourth quarter includes the write-off of a prepaid professional services agreement (see Note 6), the adjustment of certain inventories discussed in item 3 above, and the adjustment of deferred tax assets to an amount more likely than not to be realized (see Note 13).  The impact of these items was to increase the net loss by $7,594,000, $2,513,000 and $1,433,000 or $(0.34), $(0.11) and $(0.06) per share, respectively.  The aggregate impact was an increase to net loss of $11,540,000 or $(0.51) per share.

(5)

The third quarter includes approximately $1,036,000 or $(0.05) per share associated with an operational restructuring executed whereby the domestic employee sales force was converted to independent sales representatives and substantially all the manufacturing of the Company was outsourced to a third party.

(6)

The fourth quarter includes approximately $613,000 or $(0.03) per share representing the write-off of the remaining unamortized goodwill associated with the Company's Japanese subsidiary. During the fourth quarter, the Company further modified its business strategy resulting in the closure of the Company's Japanese subsidiary effective December 31, 2001 in favor of a distributor relationship.

ADAMS GOLF, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(Tables in thousands, except share and per share amounts)

(17)  Business and Credit Concentrations

The Company is currently dependent on nine customers, which collectively comprised approximately 28.5% of net revenues for the year ended December 31, 2001.  Of these customers three customers individually represent greater than 5% of net revenues for the year ended December 31, 2001.  The loss of an individual or a combination of these customers would have a material adverse effect on consolidated revenues.

Schedule II

ADAMS GOLF, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended December 31, 2001, 2000 and 1999

(Table in thousands)

	Balance at	Charged to	Charged to		Balance at
	beginning	cost and	other		end of
Description	of period	expenses	accounts	Deductions(1)	period

Allowance for doubtful accounts:
Year ended December 31, 2001	$ 1,531	613	--	1,369	$ 775
Year ended December 31, 2000	$ 966	4,441	--	3,876	$ 1,531
Year ended December 31, 1999	$ 1,294	1,709	--	2,037	$ 966

Product warranty and sales returns:
Year ended December 31, 2001	$ 535	1,461	--	1,195	$ 801
Year ended December 31, 2000	$ 530	1,226	--	1,221	$ 535
Year ended December 31, 1999	$ 736	1,877	--	2,083	$ 530

Inventory obsolescence (2):
Year ended December 31, 2001	$ 2,530	--	--	2,278	$ 252
Year ended December 31, 2000	$ 25	2,532	--	27	$ 2,530
Year ended December 31, 1999	$ 221	1	--	197	$ 25

(1)

Represents uncollectible accounts charged against the allowance for doubtful accounts, actual costs incurred for warranty repairs and sales returns and inventory items deemed obsolete charged against the inventory obsolescence reserve.

(2)	For the year ended December 31, 2000 costs charged to expenses includes $2,513,000 of expense associated with the write-down of certain inventories to net realizable value.

S-1