Form 10-Q
period 2002-03-31
ADAMS GOLF INC
filed 2002-05-14
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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
[X] Yes  [   ] No

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,480,071 on May 14, 2002.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL STATEMENTS	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		March 31, 2002 (unaudited) and December 31, 2001	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three months ended March 31, 2002 and 2001	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Three months ended March 31, 2002	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Three months ended March 31, 2002 and 2001	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-11

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-22

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	N/A

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	23

	Item 2.	Changes in Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	N/A

	Item 5.	Other Information	N/A

	Item 6.	Exhibits and Reports on Form 8-K	24

ADAMS GOLF, INC. AND SUBISIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	March 31, 2002	December 31, 2001
	(unaudited)
Current assets:
Cash and cash equivalents	$ 3,043	$ 9,245
Trade receivables, net of allowance for doubtful accounts of $750 (unaudited) and $775 in 2002 and 2001, respectively	11,809	3,104
Inventories (note 2)	19,677	17,418
Prepaid expenses	1,060	822
Income tax receivable	18	18
Other current assets	58	102
Total current assets	35,665	30,709

Property and equipment, net	3,329	3,744
Other assets, net	477	357
	$ 39,471	$ 34,810
	=======	=======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 3,813	$ 458
Accrued expenses (note 3)	6,705	6,020
Total current liabilities	10,518	6,478
Capitalized lease obligation	709	710
Total liabilities	11,227	7,188

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 23,137,571 shares issued and 22,480,071 shares outstanding	23	23
Additional paid-in capital	86,140	86,140
Common stock subscription	(22)	(22)
Deferred compensation	(111)	(140)
Accumulated other comprehensive loss	(718)	(700)
Accumulated deficit	(53,932)	(54,543)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)
Total stockholders' equity	28,244	27,622

Contingencies (note 9)
	$ 39,471	$ 34,810
	=======	=======

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

(unaudited)
	Three Months Ended
	March 31,

	2002	2001

Net sales	$ 12,417	$ 20,097
Cost of goods sold	6,351	9,506
Gross profit	6,066	10,591

Operating expenses:
Research and development expenses	324	285
Selling and marketing expenses	3,458	7,420
General and administrative expenses:
Provision for bad debts	157	188
Other	1,508	2,559
Total operating expenses	5,447	10,452
Operating income	619	139

Other income (expense)
Interest income	40	231
Other	(9)	--
Income before income taxes	650	370
Income tax expense (note 6)	39	4
Net income	$ 611	$ 366
	======	======
Earnings per common share - basic and diluted (note 4)	$ 0.03	$ 0.02
	======	======

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Three months ended March 31, 2002
(unaudited)
	Shares of		Additional	Common		Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Stock	Deferred	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Subscription	Compensation	Loss	Deficit	Income (loss)	Stock	Equity

Balance, December 31, 2001	23,137,571	$ 23	$ 86,140	$ (22)	$ (140)	$ (700)	$ (54,543)		$ (3,136)	$ 27,622
Comprehensive income:
Net income	--	--	--	--	--	--	611	$ 611	--	611
Other comprehensive loss, net of tax:
Foreign currency translation	--	--	--	--	--	(18)	--	(18)	--	(18)
Comprehensive income	--	--		--	--	--	--	$ 593	--	--
								=====
Amortization of deferred compensation	--	--	--	--	29	--	--		--	29
Balance, March 31, 2002	23,137,571	$ 23	$ 86,140	$ (22)	$ (111)	$ (718)	$ (53,932)		$ (3,136)	$ 28,244
	=========	====	=======	=====	======	======	=======		=======	=======

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended
	March 31,

	2002	2001
Cash flows from operating activities:
Net income	$ 611	$ 366
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangible assets	480	681
Amortization of deferred compensation	29	62
Gain on sale of marketable securities	--	(50)
Provision for doubtful accounts	157	188
Changes in assets and liabilities:
Trade receivables	(8,862)	(13,418)
Inventories	(2,259)	(2,711)
Prepaid expenses	(238)	(425)
Income tax receivable	--	65
Other current assets	44	363
Other assets	(43)	(305)
Accounts payable	3,355	966
Accrued expenses	702	2,627
Net cash used in operating activities	(6,024)	(11,591)

Cash flows from investing activities:
Purchases of equipment	(48)	(78)
Purchases of marketable securities	--	(2,944)
Maturities of marketable securities	--	10,440
Sales of marketable securities	--	7,050
Net cash provided by (used in) investing activities	(48)	14,468

Cash flows from financing activities:
Principal payments under capital lease obligation	(18)	(15)
Debt financing costs	(112)	(138)
Net cash used in financing activities	(130)	(153)

Net increase (decrease) in cash and cash equivalents	(6,202)	2,724
Cash and cash equivalents at beginning of period	9,245	6,488
Cash and cash equivalents at end of period	$ 3,043	$ 9,212
	======	======
Supplemental disclosure of cash flow information
Interest paid	$ 8	$ 4
	======	======
Income taxes paid	$ 39	$ 5
	======	======

Supplemental disclosure of non-cash investing and financing activities - equipment financed with capital lease	$ --	$ 18
	======	======

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBISIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. (the "Company" or "Adams Golf") for the three month periods ended March 31, 2002 and 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K filed with the SEC on March 29, 2002.

The Emerging Issues Task Force ("EITF") finalized its consensus on Issues No.00-25 and No. 01-9 which states that certain promotional and advertising costs given in the form of cash or credit as consideration to customers should be classified as a reduction in net sales.  In addition, certain promotional and advertising costs given in the form of additional merchandise as consideration to customers should be classified as cost of goods sold.  The Company has previously included these costs in "selling and marketing" expenses.  The Company's Statements of Operations for the three months ended March 31, 2001 have been reclassified to reflect the classification required by EITF Issues No. 00-25 and No. 01-9.  For the three months ended March 31, 2001 net sales has been reduced by $601,000 for promotional and advertising costs given to customers in the form of cash or credit.  In addition, for the three months ended March 31, 2001, cost of goods sold includes $557,000 of promotional and advertising costs given as consideration to customers in the form of additional merchandise.

Adams Golf, Inc. designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs including the Tight Lies GT irons and i-Woods, the Tight Lies family of fairway woods and drivers, the Tom Watson signature series of wedges and the GT Spec Putters.  The Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries.

2.   Inventories

Inventories consist of the following (in thousands):
	March 31,	December 31,
	2002	2001
	(unaudited)
Finished goods	$ 8,351	$ 6,970
Component parts	11,326	10,448
	$ 19,677	$ 17,418
	=======	=======

ADAMS GOLF, INC. AND SUBISIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued Expenses consist of the following (in thousands):
	March 31,	December 31,
	2002	2001
	(unaudited)
Payroll and commissions	$ 768	$ 184
Royalties	57	55
Advertising	751	763
Product warranty expense and sales returns	556	801
Professional services	105	142
Restructuring costs	53	393
Faldo settlement costs	1,480	1,472
Deferred revenue	673	434
Other	2,262	1,776
	$ 6,705	$ 6,020
	======	======

During 2001, the Company executed an operational restructuring plan, which reduced its employee staff by 55 exempt positions primarily associated with the conversion of its sales staff to independent (non-employee) sales representatives and 76 non-exempt positions associated with the outsourcing of the Company's golf club assembly process.  The operational restructuring plan resulted in severance related costs of approximately $1,036,000 of which approximately $983,000 has been paid as of March 31, 2002.  The plan also included $613,000 of costs associated with the write-off of goodwill associated with the Company's wholly-owned subsidiary in Japan.  At March 31, 2002, approximately $53,000 remains in accrued expenses associated with the operational restructuring which amount represents remaining severance costs yet to be paid.

4.   Earnings per Common Share

The weighted average common shares used for determining basic and diluted earnings per common share were 22,480,071 and 22,483,193, respectively, for the three months ended March 31, 2002 and 22,480,071 and 22,653,549, respectively, for basic and diluted earnings per common share for the three months ended March 31, 2001.  The effect of stock options and warrants resulted in additional dilutive shares of 3,122 for the three months ended March 31, 2002.  Approximately 1,556,670 options and 100,000 warrants were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.  The effect of stock options and warrants resulted in additional dilutive shares of 173,478 for the three months ended March 31, 2001.  Approximately 1,355,477 options and 100,000 warrants were excluded from the calculation of dilutive shares for the three months ended March 31, 2001, as the effect of inclusion would have been antidilutive.

ADAMS GOLF, INC. AND SUBISIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Geographic Segment and Data

The Company generates substantially all revenues from the design, manufacturing, marketing and distribution of premium quality, technologically innovative golf clubs.  The Company's products are distributed in both domestic and international markets.  Net sales by customer domicile for these markets consisted of the following (in thousands):
	Three Months Ended March 31,
	2002	2001
	(unaudited)
United States	$ 10,246	$ 16,577
Rest of World	2,171	3,520
	$ 12,417	$ 20,097
	=======	=======

6.   Income Taxes

In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through March 31, 2002 will be realized.  Accordingly, the Company has recognized a valuation allowance to reduce the net deferred tax asset to an amount that management believes will more likely than not be realized based on a weighting of objective evidence.

7.   New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued "SFAS" No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted the provisions of this standard in the first quarter of 2002 and was not required to adjust the carrying value of recorded Goodwill and Other Intangible Assets as they have been determined to be recoverable.  For the three month period ended March 31, 2001, the Company recorded approximately $0.1 million of expense associated with goodwill.

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

In October, 2001, the Financial Accounting Standards Board issued "SFAS" No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes a universal accounting model based on the framework established in SFAS 121for long-lived assets to be disposed of by sale. The Company adopted the provisions in the first quarter of 2002 and it had no impact to the consolidated financial statements.

ADAMS GOLF, INC. AND SUBISIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   Liquidity

The Company's primary sources of liquidity are existing cash reserves, cash projected to be generated from operations and, if necessary, its existing credit facility.  The adequacy of these sources is dependent upon, among other things, the consumer acceptance of the Company's products, the Company's ability to manage working capital requirements, changes in the current economic environment, and changes in the competitive landscape of the golf industry.  These and other factors within and outside the Company's control could impact the cash projected to be generated from operations in future periods.  Management believes, however, that these sources of liquidity will provide cash resources sufficient to meet the Company's requirements through the next twelve months.  Should the Company at some point in the future require additional financing, no assurance can be given that any additional financing will be available on acceptable terms.  Should the Company be unable to obtain additional financing, it may be required to halt capital expenditure programs, continue to reduce costs associated with its current infrastructure, decrease the level of expenditures necessary to support marketing efforts and advertising campaigns, curtail component part purchasing and research and development programs and halt all other discretionary spending programs any of which could further reduce sales and adversely affect the Company's liquidity.

On March 27, 2001, the Company executed a $10.0 million revolving credit facility ("the facility") with General Electric Capital Corporation, which expires in March 2004.  During the quarter ended September 30, 2001, the Company violated a maximum monthly net loss covenant due primarily to incremental costs associated with the Company's settlement with Nick Faldo and the operational restructuring described in note 3.  In addition, the Company did not comply with the December 31, 2001 minimum working capital and cash balances required at December 31, 2001.  For each of the covenant violations noted, General Electric Capital Corporation granted the Company a waiver in each circumstance and considers the Company in good standing with regard to the provisions of the agreement.  On March 28, 2002, the facility was amended to allow for special revolving credit advances up to the lesser of a borrowing base amount or $3.0 million.  The borrowing base for the special revolving credit advances is limited to the sum of (i) the lesser of 50% of eligible accounts receivable or 85% of the estimated net forced liquidation value of eligible inventory, as determined by the lender, plus (ii) 85% of the net forced liquidation value of eligible finished goods inventory, as determined by the lender.  Borrowings outstanding are secured by substantially all of the Company's property and assets.

The facility requires the Company to maintain a lock-box arrangement whereby cash receipts from accounts receivable are used to first pay down outstanding advances under the facility.  Daily cash required to fund operations in excess of the amounts remaining after repaying outstanding advances must be borrowed in the form of additional advances under the facility.  In any event, the special revolving credit advances must be repaid no later than August 31, 2002.  The Company does not anticipate that additional amounts will be available under the facility after August 31, 2002.

The amended facility requires the Company to comply with a number of restrictive covenants, including restrictions on the amount of capital expenditures of $0.5 million for any fiscal year, incurrence of other debt and sales of assets.  Additionally, the facility requires the Company to maintain compliance with various financial covenants, including, among other things, excess borrowing availability of $3 million, minimum tangible net worth and cash balances of $30 million and $15 million, respectively, at December 31, 2002.

The amended terms call for borrowings to bear interest at the GE Capital Commercial Paper rate plus 5.75% per year.  At April 24, 2002, the GE Capital Commercial Paper Rate was 1.76%.  The unused portion of the revolving credit facility is subject to a commitment fee of 0.25% per year.  There were no borrowings outstanding under the facility at December 31, 2001.  The maximum availability under the amended facility as of March 29, 2002 was $1.8 million.

ADAMS GOLF, INC. AND SUBISIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Contingencies

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints alleged that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) allegedly threatened the Company's long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.  On July 5, 2000, the Company filed a motion to dismiss the consolidated, amended complaint.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint citing the plaintiffs failed to plead any facts supporting their claim that the Company or its officers and directors violated the federal securities laws.  On January 14, 2002, the plaintiffs filed a motion for leave to file an amended complaint.  In the motion, Plaintiffs allege that, if given another opportunity, they would be able to amend the original causes of action to state actionable claims.  On January 24, 2002, the Company filed an opposition to the plaintiff's motion and is awaiting a response from the court.

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

From time to time, the Company is engaged in various legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.  However, the Company, based on consultation with legal counsel, is of the opinion that there are no matters pending or threatened which could have a material adverse effect on the Company's financial condition, results of operations and / or liquidity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

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

Consequently, as a part of the Company's quality control program, the Company has established a quality assurance program at of manufacturing facilities of its component parts to monitor adherence to design specifications.  Upon arrival at the Company's manufacturing facilities in Plano, Texas, the components used in the Company's clubs are again checked to ensure consistency with strict design specifications.  Golf clubs are then assembled by a third party service provider using the appropriate component parts.  The Company has redundant sources of supply for each of the component parts used in the manufacture of the original Tight Lies.  However, the components used in the manufacture of all other product lines are generally selected from a small number of suppliers each of which is sourced from a single supplier within that group.  Therefore, for all products other than the original Tight Lies, the Company effectively has a single source of supply.  Substantially all of the Company's fairway wood, driver and iron component parts are manufactured in Taiwan, China and Mexico.  Both multi-material shafts, Graphite Tip (GT) and Bi-Matrx steel tip (ST) shafts used in some of the Company's product lines are available from a sole supplier, True Temper Sports

Costs of the Company's clubs consist primarily of component parts, including the head, shaft and grip.  To a lesser extent, the Company's cost of goods sold includes contract labor, occupancy and shipping costs in connection with the inspection, testing, assembly and distribution of its products and certain promotional costs.

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
	Three Months Ended March 31,
	2002	2001
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	51.1	47.3
Gross profit	48.9	52.7
Operating expenses:
Research and development expenses	2.6	1.4
Sales and marketing expenses	27.9	36.9
General and administrative expenses:
Provision for bad debts	1.3	1.1
Other	12.1	12.6
Total operating expenses	43.9	52.0
Interest income	0.3	1.1
Other income (expense)	(0.1)	--
Income before income taxes	5.2	1.8
Income tax expense	0.3	--
Net income	4.9%	1.8%
	======	====

Three Months Ended March 31, 2002 Compared to Three Months ended March 31, 2001

Net sales decreased to $12.4 million for the three months ended March 31, 2002 from $20.1 million for the comparable period of 2001.  The decrease is primarily attributable to an overall reduction in the average volume sold to most retail accounts.  Net sales of drivers decreased to $3.9 million, or 31.6% of net sales, for the three months ended March 31, 2002 from $5.7 million, or 28.6% of net sales, for the comparable period of 2001.  Substantially all of the net sales of drivers for the three month period ended March 31, 2002 was generated by the recently introduced Tight Lies GT product line.  Net sales of irons decreased to $1.7 million, or 13.9% of net sales, from $4.9 million, or 24.2% of net sales, for the three month periods ended March 31, 2002 and 2001, respectively.  Net sales of fairway woods decreased to $5.7 million, or 46.0% of net sales, from $9.1 million; or 45.4% of net sales, for the three month periods ended March 31, 2002 and 2001, respectively.  The reduction is due primarily to reduced net sales of maturing product lines partially offset by $3.8 million of net sales generated from the recently introduced Tight Lies GT fairway woods.  Net sales of the Company's products outside the U.S. decreased to $2.2 million, or 17.4% of net sales, from $3.5 million, or 17.5% of net sales, for the three month periods ended March 31, 2002 and 2001, respectively.

Cost of goods sold decreased to $6.3 million, or 51.1% of net sales, for the three months ended March 31, 2002 from $9.5 million, or 47.3% of net sales, for the comparable period of 2001.  With the adoption of EITF 01-9, both net sales and cost of goods sold include specific promotional expenses related to specific sales initiatives.  For each of the three month periods ended March 31, 2002 and 2001, cost of goods sold includes promotional expenses of $0.1 million and and $0.6 million, respectively.  In addition, net sales has been reduced by promotional expenses of $0.3 million and $0.6 million for the three month periods ended March 31, 2002 and 2001, respectively. Removing the effect of the promotional expense reclass from both net sales and cost of goods sold, cost of goods sold as a percentage of net sales was 49.4% for the three month period ended March 31, 2002 as compared to 43.2% for the same period of 2001.  The increase as a percentage of net sales is primarily due to changes in the product mix to product classes that experience reduced margins.   The overall dollar decrease in cost of goods sold is primarily attributable to a 19.2% reduction in units sold during the comparable periods with the remainder of the decrease associated with changes in the product mix.

Operating expenses are comprised primarily of selling and marketing expenses, general and administrative expenses, and research and development expenses.  Selling and marketing expenses decreased to $3.5 million for the three months ended March 31, 2002 from $7.4 million for the comparable period in 2001.  The decrease in three month period ended March 31, 2002 as compared to the same period of 2001 is the result of a decrease in compensation related costs of $1.3 million resulting from the operational restructuring completed during the 3rd and 4th quarters of 2001.  In addition, management has modified its advertising and marketing strategy targeting advertising expenditures on golf related events rather than the broad based approach utilized historically.  The result has been a $2.7 million decrease in costs associated with advertising and marketing for the three month period ending March 31, 2002 as compared to same period of 2001.  Advertising expenses were further reduced during the quarter due to the reversal of previously recognized costs associated with cancelled media of $0.4 million.

General and administrative expenses, including provisions for bad debts, decreased to $1.7 million for the three months ended March 31, 2002 from $2.7 million for the comparable period in 2001.  The decrease in administrative related costs for the three month period ended March 31, 2002 as compared to the similar period of 2001 is attributable to the Company's operational restructuring executed during the 3rd and 4th quarters of 2001.  As a result of the restructuring, the Company eliminated specific administrative positions which resulted in a reduction of $0.5 million in compensation related costs for the three month period ended March 31, 2002 as compared to the similar period of 2001.  As the Company has scaled back its infrastructure, additional cost savings has been achieved in the areas of recruiting and other personnel related expense categories, which aggregated to $0.3 million.  In addition, with the adoption of SFAS No. 142, the amortization expense was reduced by $0.1 million for the three month period ended March 31, 2002 as compared to the same period of 2001.

Research and development expenses, primarily consisting of costs associated with development of new products, were $0.3 million for the three months ended March 31, 2002 consistent with the three month period ended March 31, 2001.

As a result, the Company had operating income of $0.6 million for the three months ended March 31, 2002 as compared to an operating income of $0.1 million for the three months ended March 31, 2001.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $3.0 million at March 31, 2002 from $9.2 million at December 31, 2001.  The decrease in cash is primarily attributable to cash used in operating activities associated with component part purchases for new product lines, resulting in an increase in inventories of $2.3 million.  In addition, cash utilized in operating activities resulted from the seasonality of cash collections, resulting in an increase in Accounts Receivable of $8.9 million, partially offset by an increase in accrued expenses and accounts payable primarily associated with component part purchases and compensation related costs.

Working capital increased to $25.1 million at March 31, 2002 compared to $24.2 million at December 31, 2001.

On March 27, 2001, the Company executed a $10.0 million revolving credit facility ("the facility") with General Electric Capital Corporation, which expires in March 2004.  During the quarter ended September 30, 2001, the Company violated a maximum monthly net loss covenant due primarily to incremental costs associated with the Company's settlement with Nick Faldo and the operational restructuring.  In addition, the Company did not comply with the December 31, 2001 minimum working capital and cash balances required at December 31, 2001.  For each of the covenant violations noted, General Electric Capital Corporation granted the Company a waiver in each circumstance and considers the Company in good standing with regard to the provisions of the agreement.  On March 28, 2002, the facility was amended to allow for special revolving credit advances up to the lesser of a borrowing base amount or $3.0 million.  The borrowing base for the special revolving credit advances is limited to the sum of (i) the lesser of 50% of eligible accounts receivable or 85% of the estimated net forced liquidation value of eligible inventory, as determined by the lender, plus (ii) 85% of the net forced liquidation value of eligible finished goods inventory, as determined by the lender.  Borrowings outstanding are secured by substantially all of the Company's property and assets.

The facility requires the Company to maintain a lock-box arrangement whereby cash receipts from accounts receivable are used to first pay down outstanding advances under the facility.  Daily cash required to fund operations in excess of the amounts remaining after repaying outstanding advances must be borrowed in the form of additional advances under the facility.  In any event, the special revolving credit advances must be repaid no later than August 31, 2002.  The Company does not anticipate that additional amounts will be available under the facility after August 31, 2002.

The amended facility requires the Company to comply with a number of restrictive covenants, including restrictions on the amount of capital expenditures of $0.5 million for any fiscal year, incurrence of other debt and sales of assets.  Additionally, the facility requires the Company to maintain compliance with various financial covenants, including, among other things, excess borrowing availability of $3 million, minimum tangible net worth and cash balances of $30 million and $15 million, respectively, at December 31, 2002.

The amended terms call for outstanding borrowings to bear interest at the GE Capital Commercial Paper rate plus 5.75% per year.  At April 24, 2002, the GE Capital Commercial Paper Rate was 1.76%.  The unused portion of the revolving credit facility is subject to a commitment fee of 0.25% per year.  There were no borrowings outstanding under the facility at March 31, 2002.  The maximum availability under the amended facility as of March 31, 2002 was $1.8 million.

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

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products that gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken steps to increase the market acceptance of these and its other products.  No assurance can be given that the Company's projected cash resources will be sufficient to fund the Company's future cash requirements beyond twelve months.  Accordingly, to remain viable, it is possible that the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings, possibly during the next twelve months, notwithstanding the liquidity available from the Company's revolving credit facility.  The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Company's Common Stock.  Nevertheless, given the current market price for the Company's common stock and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock.  We may also find it difficult to secure other debt financing.  Accordingly, it is possible that our only source of funding is cash on hand and the current credit facility.  There can be no assurance that additional financing will be available when needed on terms favorable to the Company, or at all.  If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition or liquidity.

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

History of Net Losses

Although, the Company generated net income during the years ended December 31, 1996 and 1998, it has historically experienced net losses from operations.  In addition, even though the Company experienced a modest increase in revenues for the year ended December 31, 2001, for the years ended December 31, 1999 and 2000, the Company experienced declining sales and increasing operating losses.  There can be no assurance that the Company will be able to continue to increase revenues or resume profitability on a quarterly or annual basis in the future.  Further, there can be no assurance that the Company's projected cash resources will be sufficient to fund the Company's cash requirements in the future.  Accordingly, to remain viable, the Company must maintain revenues near current levels, maintain the current levels of uncollectible accounts, raise additional capital, and/or further reduce its operating expenses, notwithstanding the liquidity available through the Company's revolving credit facility.  Thus, the Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company would be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to common stock. Further, there can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.  If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition and / or liquidity.

Need for Additional Capital

Although management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months, no assurances can be given that the Company will have sufficient cash resources beyond twelve months.  Further, to the extent our cash requirements change or the assumptions on which management's expectations are based prove to be in error, we may need additional working capital resources within the year.  The Company cannot assure you that additional financing will be available on favorable terms, or at all.  Given the current market price for the Company's common stock and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock.  The Company may also find it difficult to secure debt financing.  To the extent the Company was able to arrange to pay dividends, to create liens, to sell or purchase our capital stock, to sell assets or to make acquisitions or enter into other specified transactions, it is reasonably foreseeable that the Company's only source of future funding is cash on hand and its current credit facility.  If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company.

Future Market for Capital Stock

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

On February 6, 2002 and for a one year period thereafter, the Securities and Exchange Commission approved a pilot program modifying the minimum bid price grace period for the Nasdaq SmallCap Market.  Under the program, the Company could elect to phase down to the SmallCap Market at the expiration of the 90 day National Market "cure period" at which time the Company would receive an additional 90 days to achieve the minimum bid requirement of $1.00 for ten consecutive trading days.  Should the Company be unable to achieve the minimum bid requirement while continuing to demonstrate compliance with the core initial listing standards of the SmallCap Market of either (i) net income of $750,000, (ii) stockholders' equity of $5 million or (iii) market capitalization of $50 million, the Company would be afforded an additional 180 day grace period to regain compliance.  Should the Company be unable to regain compliance, the Company's common stock would be delisted from the Nasdaq SmallCap Market at which time it could be eligible to trade on the electronic bulletin board, rather than either the Nasdaq National Market or SmallCap Market systems.  The inability to maintain a listing on the Nasdaq Stock Market could adversely affect the ability or willingness of investors to purchase the common stock, which, in turn, would likely severely affect the market liquidity of the Company's securities.  Given the current market price for the Company's common stock, recent notifications by Nasdaq and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock.

Competition

The golf club market is highly competitive.  The Company competes with a number of established golf club manufacturers, some of which have greater financial and other resources.  The Company's competitors include Callaway Golf Company, adidas-Saloman AG (Taylor Made - adidas Golf), Fortune Brands, Inc. (Titleist and Cobra) and Karsten Manufacturing Company (PING), among others.  The Company competes primarily on the basis of performance, brand name recognition, quality and price.  The Company believes that its ability to market its products through multiple distribution channels, including on- and off- course golf shops and selected sporting goods retailers is important to the manner in which the Company competes.  The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors, including, among others, advertising, media, promotions and product endorsements.  These preferences may also be subject to rapid and unanticipated changes.  The Company could face substantial competition from existing or new competitors who introduce and successfully promote golf clubs that achieve market acceptance.  Such competition could result in significant price erosion or increased promotional expenditures, either of which could have a material adverse effect on the Company's business, operating results and / or financial condition.  There can be no assurance that Adams Golf will be able to compete successfully against current and future sources of competition or that its business, operating results or financial condition will not be adversely affected by increased competition in the market in which it operates.

The golf club industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts.  Due to the success of the Tight Lies fairway woods, the Company experienced several competitors introducing products similar to the Tight Lies fairway woods.  The Company may face competition from manufacturers introducing other new or innovative products or successfully promoting golf clubs that achieve market acceptance.  The failure to successfully compete in the future could result in a material deterioration of customer loyalty and the Company's image, and could have a material adverse effect on the Company's business, results of operations, financial position and / or liquidity.

The introduction of new products by the Company or its competitors can result in closeouts of existing inventories at both the wholesale and retail levels.  Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices.

Dependence on Key Personnel and Endorsements

The Company's success depends to an extent upon the performance of the senior management team, which includes the Company's founder and Chairman, B.H. (Barney) Adams who participates in the Company's product development efforts.  The loss or unavailability of Mr. Adams could adversely affect the Company's business and prospects.  With the exception of the Company's President and Chief Executive Officer, Oliver G. (Chip) Brewer, none of the Company's officers and employees, including Mr. Adams, are bound by employment agreements and the relations of such officers and employees are, therefore, at will.  The Company has a $4.0 million key-man life insurance policy on the life of Mr. Adams; however, there can be no assurance that the proceeds of this policy could adequately compensate the Company for the loss of his services.  In addition, there is strong competition for qualified personnel in the golf club industry, and the inability to continue to attract, retain and motivate other key personnel could adversely affect the Company's business, operating results or financial condition.

The Company believes that acceptance of its products by touring professionals is an important aspect of its marketing strategy and ultimately validates the products in the mind of the consumer.  The Company has entered into endorsement arrangements with certain members of the PGA Tour and the Senior PGA Tour, including Tom Watson, Bruce Lietzke, Larry Nelson and other notable players.  As is typical in the golf industry generally, the agreements with these professional golfers do not necessarily require that they use the Company's golf clubs at all times during the terms thereof, including, in certain circumstances, at times when the Company is required to make payments to them.  The failure of certain individuals to use the Company's products on one or more occasions has resulted in negative publicity involving the Company.  While the Company does not believe this publicity has resulted in any significant erosion in the net sales of the Company's products to date, no assurance can be given that the Company's business would not be adversely affected in a material way by further such publicity or by the failure of its known professional endorsers to carry and use its products.

Historical Dependence on Television Advertising

The Company current marketing strategy is to continue to build brand awareness with consumers though the utilization of targeted image-based advertising such as television commercials, national magazines and newspaper ads.  For the years ended December 31, 2001, 2000 and 1999, the Company spent approximately $7.8 million, $16.6 million and $24.6 million, respectively on image based advertising.  However, the Company expects to reduce its expenditures in this category as compared to historical periods.  This Company's image-based approach supplements the Company's emphasis on establishing viable relationships with its wholesale customers and generating product awareness and acceptance through consumer interaction.  Failure to actively support the Company's current image-based advertising campaign and establish viable relationships with its wholesales customers could have a material adverse effect on the Company's business, operating results and / or financial condition.  Additionally, there can be no assurances that a decrease in the levels of advertising will not result in a material decline in sales of the Company's products.

Risks Associated with the Events of September 11, 2001

The domestic and worldwide economy has experienced a significant economic downturn in the period subsequent to the events of September 11, 2001 in New York City and Washington D.C.  Considering the economic instability, the future is uncertain as to future consumer buying trends, levels of discretionary spending and travel to leisure destinations.  Accordingly, the Company could experience reduced levels of sales in future periods, which would have a material adverse effect on the Company's results of operations, financial condition and / or liquidity.  In addition, due to the heightened security risk worldwide and new or proposed security measures, the Company could experience delays in the receipt of component part and finished goods inventories from overseas, which, in turn could impede the Company's ability to meet future customer demand.  Also, due to safety concerns regarding the mail service in the United States, the Company could experience delays in receiving cash receipts from customers, which could have a material adverse effect on the Company's results of operations, financial condition and /or liquidity.

Source of Supply

The Company has redundant sources of supply for each of the component parts used in the manufacture of the original Tight Lies.  However, the components used in the manufacture of all other product lines are generally selected from a small number of suppliers, each of which is sourced from a single supplier within that group.  Therefore, for all products other than the original Tight Lies, the Company effectively has a single source of supply.  Substantially all of the Company's fairway wood, driver and iron component parts are manufactured in Taiwan, China and Mexico.  Both multi-material shafts, graphite tip (GT) and Bi-Matrx steel tip (ST) shafts used in some of the Company's product lines are available from a sole supplier, True Temper Sports.  The Company has not entered into a long-term supply agreement with any of its component part suppliers, including True Temper Sports.

The Company could, in the future, experience shortages of components or periods of increased price pressures, which could have a material adverse effect on the Company's business, results of operations, financial position and / or liquidity.  In the event that the Company was unable to obtain adequate supplies or experienced a supply interruption of its proprietary graphite tip (GT) shaft from the sole manufacturer, True Temper Sports, the Company could experience up to a 30% reduction in its annual net sales focused primarily in the iron and wedge product class.  With respect to other component parts utilized in the manufacture of its current products, although the Company would be able to identify alternative manufacturers to source the materials, it would likely result in delays during the transition period, which could have a material adverse impact on the Company's business, results of operations, financial position and / or liquidity.  In addition, any failure to obtain adequate supplies or fulfill customer orders on a timely basis could have a material adverse effect on the Company's business, results of operations, financial position and / or liquidity.

Product Warranties

The Company provides a limited one year product warranty on all of its golf clubs with the exception of the graphite tip (GT) and steel tip Bi-Matrx (ST) shafts used in variety of the Company's product lines.  These shafts carry a five year warranty for defects in quality and workmanship.  The Company closely monitors the level and nature of warranty claims, and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market.  Significant increases in the incidence of such claims may adversely affect the Company's sales and its reputation with golfers.  The Company establishes a reserve for warranty claims, which it believes is sufficient to meet future claims.  However, there can be no assurance that these reserves will be sufficient if the Company were to experience an unusually high incidence of problems with its products.

Risks Associated with Intellectual Property

Imitation of popular club design is widespread in the golf industry.  No assurance can be given that other golf club manufacturers will not be able to successfully sell golf clubs that imitate the Company's products without infringing on the Company's copyrights, patents, trademarks or trade dress.  Many of the Company's competitors have obtained patent, trademark, copyright or other protection of intellectual property rights pertaining to golf clubs.  No assurance can be given that the Company will not be adversely affected by the assertion by competitors of intellectual property rights that they may have.  This effect could include alteration or withdrawal of existing products and delayed introduction of new products.

The Company attempts to maintain the secrecy of its confidential business information, including engaging inthe practice of having prospective vendors and suppliers sign confidentiality agreements.  No assurance can be given that the Company's confidential business information will be adequately protected in all instances.  The unauthorized use of the Company's confidential business information could adversely affect the Company.

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

Industry Specific Requirements

The Company performs ongoing credit evaluation of its wholesale customers' financial condition and generally provides credit without the requirement of collateral from these customers.  The Company believes it has adequate reserves for potential credit losses. For the year ended December 31, 2001, the Company experienced a reduced level of delinquent or uncollectible accounts as compared to 2000.  However, the Company does not anticipate that current trends will continue given the current domestic economic conditions.  Additionally, approximately 25.8% of the Company's net sales for the three months ended March 31, 2002 were derived from eleven customers.  Should these or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.  Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific retail customers.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on the Company's relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote the Company's brand name and to assure adequate product availability often to coincide with planned promotions or advertising campaigns.  Although a significant amount of the Company's sales are not affected by these terms, the extended terms do have a negative impact on the Company's financial position and liquidity.  The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company's financial condition.

In addition to extended payment terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  The Company's inventory balances were $19,677,000 and $17,418,000 at March 31, 2002 and December 31, 2001, respectively.

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

Seasonality and Quarterly Fluctuations

Golf generally is regarded as a warm weather sport and net sales of golf equipment have been historically strongest for the Company during the first and second quarters, which ensures adequate levels of inventory at retail for the golf season. In addition, net sales of golf clubs is dependent on discretionary consumer spending, which may be affected by general economic conditions.  A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on the Company's business, operating results and financial condition.  In addition, the Company's future results of operations could be affected by a number of other factors, such as unseasonable weather patterns; demand for and market acceptance of the Company's existing and future products; new product introductions by the Company's competitors; competitive pressures resulting in lower than expected selling prices; and the volume of orders that are received and that can be fulfilled in a quarter.  Any one or more of these factors could adversely affect the Company or result in the Company failing to achieve its expectations as to future sales or net income.

Because most operating expenses are relatively fixed in the short term, the Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall that could materially adversely affect quarterly results of operations and liquidity.  If technological advances by competitors or other competitive factors require the Company to invest significantly greater resources than anticipated in research and development or sales and marketing efforts, the Company's business, operating results and / or financial condition could be materially adversely affected.  Accordingly, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as an indication of future performance.  In addition, the results of any quarter are not indicative of results to be expected for a full fiscal year.  As a result of fluctuating operating results or other factors discussed above and below, in certain future quarters the Company's results of operations may be below the expectations of public market analysts or investors.  In such event, the market price of the Company's common stock could be materially adversely affected.

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

Forward-Looking Statements

This Quarterly Report contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  The statements include, but are not limited to:  statements concerning the potential benefits to be achieved from our internal restructurings; statements regarding our ability to increase revenues or achieve satisfactory operating performance; statements regarding our future capital requirements and our ability to satisfy our capital needs; statements regarding our ability to manufacture products commercially acceptable to market consumers; statements regarding our ability to source component parts from other suppliers if necessary; and statements using terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe."  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, product development difficulties, manufacturing difficulties; product introductions; market demand and acceptance of products; the impact of changing economic conditions; the effects of the events on September 11, 2001 in New York City and Washington D.C.; business conditions in the golf industry; reliance on third parties including suppliers; the impact of market peers and their products; the actions of competitors, including pricing, advertising and product development risks concerning future technology; and the impact of operational restructuring on operating results and liquidity and one-time events and other factors detailed in this report under "Business Risks."  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein.  Except as required by federal securities laws, Adams Golf undertakes no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints alleged that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) allegedly threatened the Company's long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint citing the plaintiffs failed to plead any facts supporting their claim that the Company, its officers, directors or underwriters violated the federal securities laws.  On January 14, 2002, the plaintiffs filed a motion for leave to file an amended complaint.  In the motion, Plaintiffs allege that, if given another opportunity, they would be able to amend the original causes of action to state actionable claims.  On January 24, 2002, the Company filed an opposition to the plaintiff's motion and is awaiting a response from the court.

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

From time to time, the Company is engaged in various legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.  However, the Company, based on consultation with legal counsel, is of the opinion that there are no matters pending or threatened which could have a material adverse effect on the Company's financial condition, results of operations and / or liquidity.

Item 6:  Exhibits and Reports on Form 8-K

(a).  Exhibits

See exhibit index at page 26.

(b).  Reports on Form 8-K

None

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereonto duly authorized.
ADAMS GOLF, INC.

Date: May 14, 2002	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer
Chief Executive Officer and President

Date: May 14, 2002	By: /S/ RUSSELL L. FLEISCHER
Russell L. Fleischer
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

Date: May 14, 2002	By: /S/ GABRIEL J. NILL
Gabriel J. Nill
Controller and Manager of Financial Services
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.5)

Exhibit 10.1	Agreement between the Registrant and Nick Faldo, dated April 22, 1998	Incorporated by reference to Form S-1 (Exhibit 10.1)

Exhibit 10.2	Amended and Restated Revolving Credit Agreement dated February 26, 1999, between Adams Golf Direct Response, Ltd. and NationsBank of Texas N.A. and related promissory note and guarantee	Incorporated by reference to 1998 Form 10-K (Exhibit 10.2)

Exhibit 10.3	Commercial Lease Agreement dated December 5, 1997, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 (Exhibit 10.3)

Exhibit 10.4	Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 (Exhibit 10.4)

Exhibit 10.5	Letter agreement dated April 13, 1998 between the Company and Darl P. Hatfield	Incorporated by reference to Form S-1 (Exhibit 10.5)

Exhibit 10.6	Amendment to Amended and Restated Revolving Credit Agreement dated August 13, 1999 between Adams Golf Direct Response, Ltd., Adams Golf, Ltd. and Bank of America, N.A.	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Exhibit 10.6)

Exhibit 10.7	Revolving Credit Agreement between Adams Golf, Ltd. and Legacy Bank of Texas	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Exhibit 10.7)
Exhibit 10.8	Termination Letter - Revolving Credit Agreement between Adams Golf, Ltd. and Legacy Bank of Texas	Incorporated by reference to 2000 Form 10-K (Exhibit 10.8)

Exhibit 10.9	Revolving Credit Agreement between Adams Golf, Ltd. and General Electric Capital Corporation	Incorporated by reference to 2000 Form 10-K (Exhibit 10.9)

Exhibit 10.10	Change of Control Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2000 Form 10-K (Exhibit 10.10)

Exhibit 10.11	Change of Control Agreement - Russell Fleischer	Incorporated by reference to 2000 Form 10-K (Exhibit 10.11)

Exhibit 10.12	Change of Control Agreement - Terry Marshall	Incorporated by reference to 2000 Form 10-K (Exhibit 10.12)

Exhibit 10.13	Change of Control Agreement - Joseph Wooster	Incorporated by reference to 2000 Form 10-K (Exhibit 10.13)

Exhibit 10.14	Change of Control Agreement - Timothy Reed	Incorporated by reference to 2000 Form 10-K (Exhibit 10.14)

Exhibit 10.15	Change of Control Agreement - Henry Lange	Incorporated by reference to 2000 Form 10-K (Exhibit 10.15)

Exhibit 10.16	Change of Control Agreement - Cindy Herington	Incorporated by reference to 2000 Form 10-K (Exhibit 10.16)

Exhibit 10.17	Change of Control Agreement - Jon Parsons	Incorporated by reference to 2000 Form 10-K (Exhibit 10.17)

Exhibit 10.18	Amended Commercial Lease Agreement dated April 6, 1998 between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2000 Form 10-K (Exhibit 10.18)

Exhibit 10.19	Settlement Agreement between Adams Golf, Ltd. and Nicholas A. Faldo	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended September 30, 2001 (Exhibit 10.19)

Exhibit 10.20	Change of Control Agreement - Russell Fleischer	Incorporated by reference to 2001 Form 10-K (Exhibit 10.20)

Exhibit 10.21	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2001 Form 10-K (Exhibit 10.21)

Exhibit 10.22	Amendment to Revolving Credit Agreement between Adams Golf, Ltd. and General Electric Capital Corporation	Incorporated by reference to 2001 Form 10-K (Exhibit 10.22)

Exhibit 10.23*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2001 Form 10-K (Exhibit 10.23)

___________________
*  Confidential treatment has been requested with respect to certain provisions of this agreement.