Form 10-Q
period 2002-06-30
ADAMS GOLF INC
filed 2002-08-13
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [   ] No

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,480,071 on August 13, 2002.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL STATEMENTS	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		June 30, 2002 (unaudited) and December 31, 2001	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three months and six months ended June 30, 2002 and 2001	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Six months ended June 30, 2002	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Six months ended June 30, 2002 and 2001	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-11

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-23

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	N/A

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	24

	Item 2.	Changes in Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	25

	Item 5.	Other Information	N/A

	Item 6.	Exhibits and Reports on Form 8-K	27-29

ADAMS GOLF, INC. AND SUBISIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	June 30, 2002	December 31, 2001
	(unaudited)
Current assets:
Cash and cash equivalents	$ 4,036	$ 9,245
Trade receivables, net of allowance for doubtful accounts of $815 (unaudited) and $775 in 2002 and 2001, respectively	11,755	3,104
Inventories (note 2)	16,226	17,418
Prepaid expenses	553	822
Income tax receivable	18	18
Other current assets	66	102
Total current assets	32,654	30,709

Property and equipment, net	2,879	3,744
Other assets, net	447	357
	$ 35,980	$ 34,810

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 2,017	$ 458
Accrued expenses (note 3)	6,454	6,020
Total current liabilities	8,471	6,478
Other non-current liabilities	707	710
Total liabilities	9,178	7,188

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 23,137,571 shares issued and 22,480,071 shares outstanding	23	23
Additional paid-in capital	87,001	86,140
Common stock subscription	(22)	(22)
Deferred compensation	(527)	(140)
Accumulated other comprehensive loss	(642)	(700)
Accumulated deficit	(55,895)	(54,543)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)
Total stockholders' equity	26,802	27,622

Contingencies (note 9)
	$ 35,980	$ 34,810

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	$ 11,262	$ 18,421	$ 23,679	$ 38,520
Cost of goods sold	7,762	9,359	14,113	18,866
Gross profit	3,500	9,062	9,566	19,654

Operating expenses:
Research and development expenses	349	246	673	531
Selling and marketing expenses	3,338	8,074	6,796	15,495
General and administrative expenses:
Provision for bad debts	174	45	331	259
Other	2,056	2,317	3,564	4,850
Total operating expenses	5,917	10,682	11,364	21,135
Operating loss	(2,417)	(1,620)	(1,798)	(1,481)

Other income (expense)
Interest income (expense), net	(11)	62	29	294
Other expense	(44)	(18)	(54)	(18)
Loss before income taxes	(2,472)	(1,576)	(1,823)	(1,205)
Income tax benefit (note 6)	(510)	(20)	(471)	(15)
Net loss	$ (1,962)	$ (1,556)	$ (1,352)	$ (1,190)

Loss per common share - basic and diluted (note 4)	$ (0.09)	$ (0.07)	$ (0.06)	$ (0.05)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Six months ended June 30, 2002
(unaudited)
	Shares of		Additional	Common		Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Stock	Deferred	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Subscription	Compensation	Loss	Deficit	Income (loss)	Stock	Equity

Balance, December 31, 2001	23,137,571	$ 23	$ 86,140	$ (22)	$ (140)	$ (700)	$ (54,543)		$ (3,136)	$ 27,622
Comprehensive loss:
Net loss	--	--	--	--	--	--	(1,352)	$ (1,352)	--	(1,352)
Other comprehensive loss, net of tax:
Foreign currency translation	--	--	--	--	--	58	--	58	--	58
Comprehensive loss	--	--		--	--	--	--	$ (1,294)	--	--
Issuance of Stock Options	--	--	861	--	(861)	--	--	--	--	--
Amortization of deferred compensation	--	--	--	--	474	--	--		--	474
Balance, June 30, 2002	23,137,571	$ 23	$ 87,001	$ (22)	$ (527)	$ (642)	$ (55,895)		$ (3,136)	$ 26,802

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended
	June 30,

	2002	2001
Cash flows from operating activities:
Net loss	$ (1,352)	$ (1,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangible assets	1024	1,341
Amortization of deferred compensation	473	105
Gain on sale of marketable securities	--	(50)
Provision for doubtful accounts	331	259
Changes in assets and liabilities:
Trade receivables	(8,982)	(9,986)
Inventories	1,192	(5,191)
Prepaid expenses	269	(176)
Income tax receivable	--	57
Other current assets	36	548
Other assets	34	(332)
Accounts payable	1,559	412
Accrued expenses	466	2,462
Net cash used in operating activities	(4,950)	(11,741)

Cash flows from investing activities:
Purchases of equipment	(88)	(200)
Purchases of marketable securities	--	(2,944)
Maturities of marketable securities	--	10,440
Sales of marketable securities	--	7,050
Net cash provided by (used in) investing activities	(88)	14,346

Cash flows from financing activities:
Principal payments under capital lease obligation	(36)	(32)
Debt financing costs	(135)	---
Net cash used in financing activities	(171)	(32)

Net increase (decrease) in cash and cash equivalents	(5,209)	2,573
Cash and cash equivalents at beginning of period	9,245	6,488
Cash and cash equivalents at end of period	$ 4,036	$ 9,061

Supplemental disclosure of cash flow information
Interest paid	$ 22	$ 8
Income taxes paid	$ 37	$ 8

Supplemental disclosure of non-cash investing and financing activities - equipment financed with capital lease	$ --	$ 20

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBISIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company" or "Adams Golf") for the three and six month periods ended June 30, 2002 and 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").   The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K filed with the SEC on March 29, 2002.

The Emerging Issues Task Force ("EITF") finalized its consensus on Issues No.00-25 and No. 01-09 which states that certain promotional and advertising costs given in the form of cash or credit as consideration to customers should be classified as a reduction in net sales.  In addition, certain promotional and advertising costs given in the form of additional merchandise as consideration to customers should be classified as cost of goods sold.  The Company has previously included these costs in "selling and marketing" expenses.  The Company's Statements of Operations for the three and six months ended June 30, 2001 have been reclassified to reflect the classification required by EITF Issues No. 00-25 and No. 01-9.  Consistent with the EITF consensus, for the three and six months ended June 30, 2001 net sales have been reduced by $342,789 and $943,748, respectively, in connection with certain credits provided by the Company to it customers for promotional and advertising costs.   In addition, for the three and six months ended June 30, 2001, cost of goods sold includes $415,783 and $972,734, respectively, in connection with certain merchandise incentives provided by the company to its customers of promotional and advertising costs given in the form of additional merchandise.

Adams Golf, Inc. designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs including the Tight Lies family of fairway woods and drivers, the Tight Lies GT irons and i-Woods, the Tom Watson signature series of wedges and the GT Spec Putters.  The Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries.

2.   Inventories

Inventories consisted of the following (in thousands):
	June 30,	December 31,
	2002	2001
	(unaudited)
Finished goods	$ 6,672	$ 6,970
Component parts	9,554	10,448
	$ 16,226	$ 17,418

ADAMS GOLF, INC. AND SUBISIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued Expenses consisted of the following (in thousands):
	June 30,	December 31,
	2002	2001
	(unaudited)
Payroll and commissions	$ 1,082	$ 184
Royalties	106	55
Advertising	659	763
Product warranty expense and sales returns	568	801
Professional services	123	142
Restructuring costs	17	393
Faldo settlement costs	1,488	1,472
Deferred revenue	1,015	434
Other	1,396	1,776
	$ 6,454	$ 6,020

During 2001, the Company executed an operational restructuring plan which reduced its employee staff by 55 exempt positions primarily associated with the conversion of its sales staff to independent (non-employee) sales representatives and 76 non-exempt positions associated with the outsourcing of the Company's golf club assembly process.  The operational restructuring plan resulted in severance related costs of approximately $1,036,000 of which approximately $1,019,000 has been paid as of June 30, 2002.  The plan also included $613,000 of costs associated with the write-off of goodwill associated with the Company's wholly-owned subsidiary in Japan.  At June 30, 2002, approximately $17,000 remains in accrued expenses associated with the operational restructuring which amount represents remaining severance costs yet to be paid.

4.   Loss per Common Share

The weighted average common shares used for determining basic and diluted loss per common share were 22,480,071 for the three and six months ended June 30, 2002 and 2001, respectively.  The effect of all warrants and options to purchase shares of the Company's common stock for the three and six months ended June 30, 2002 and 2001 were excluded from the calculation of dilutive shares as the effect of inclusion would have been antidilutive.

ADAMS GOLF, INC. AND SUBISIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Geographic Segment and Data

The Company generates substantially all revenues from the design, manufacturing, marketing and distribution of premium quality, technologically innovative golf clubs.  The Company's products are distributed in both domestic and international markets.  Net sales by customer domicile for these markets consisted of the following (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
United States	$ 8,194	$ 14,070	$ 18,458	$ 30,749
Rest of World	3,068	4,351	5,221	7,771
	$ 11,262	$ 18,421	$ 23,679	$ 38,520

6.   Income Taxes

In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through June 30, 2002 will be realized.  Accordingly, the Company has recognized a valuation allowance to reduce the net deferred tax asset to an amount that management believes will more likely than not be realized based on a weighting of objective evidence.

7.   New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued "SFAS" No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted the provisions of this standard in the first quarter of 2002 and did not record any goodwill impairment.  Goodwill as of June 30, 2002 was approximately $0.1 million.  Goodwill amortization expense recognized for the six months ended June 30, 2001 was $0.1 million.

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

ADAMS GOLF, INC. AND SUBISIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   Liquidity

The Company's anticipated sources of liquidity over the next twelve months are expected cash reserves and projected cash flow from operations.  The adequacy of these available sources are dependent upon, among other things, the consumer acceptance of the Company's products, the Company's ability to manage working capital requirements, changes in the current economic environment, and changes in the competitive landscape of the golf industry.  These and other factors within and outside the Company's control could impact the Company's anticipated sources of liquidity, including, specifically, the projected amount of cash to be generated from operations in future periods.  Management believes, however, that these sources of liquidity will provide cash resources sufficient to meet the Company's requirements through the next twelve months.  Should the Company at some point in the future require additional financing, no assurance can be given that any additional financing will be available on acceptable terms.  Should the Company be unable to obtain additional financing, it may be required to halt capital expenditure programs, continue to reduce costs associated with its current infrastructure, decrease the level of expenditures necessary to support marketing efforts and advertising campaigns, curtail component part purchasing and research and development programs and halt all other discretionary spending programs, any of which could further reduce sales and adversely affect the Company's liquidity.

On March 27, 2001, the Company executed a $10.0 million revolving credit facility with General Electric Capital Corporation, which expires in March 2004.  During the quarter ended September 30, 2001, the Company violated a maximum monthly net loss covenant due primarily to incremental costs associated with the Company's settlement with Nick Faldo and the operational restructuring described in note 3.  In addition, the Company did not comply with the minimum working capital and cash balances required at December 31, 2001.  For both of the covenant violations noted, General Electric Capital Corporation granted the Company a waiver, however, in conjunction with these waivers, on March 28, 2002 the facility was amended.  The amended agreement reduced the maximum amount General Electric Capital Corporation would lend to the Company from $10.0 million to $3.0 million and requires the Company to have no outstanding borrowings as of August 31, 2002.   The amendment allows for special revolving credit advances up to the lesser of a borrowing base amount or $3.0 million.  The borrowing base is limited to the sum of (i) the lesser of 50% of eligible accounts receivable or 85% of the estimated net forced liquidation value of the finished goods inventory which underlies the eligible Accounts Receivable, as determined by the lender, plus (ii) 85% of the net forced liquidation value of eligible finished goods inventory, as determined by the lender.  Borrowings outstanding are secured by substantially all of the Company's property and assets.  The Company anticipates either negotiating an additional amendment to allow for additional credit with General Electric Capital Corporation similar to the amendment dated March 28, 2002, or pursuing new sources of credit.  As of August 13, 2002, the Company has not formally applied to any financial institution for a replacement credit facility.

The facility requires the Company to maintain a lock-box arrangement whereby cash receipts from accounts receivable are used to first pay down outstanding advances under the facility.  Daily cash required to fund operations in excess of the amounts remaining after repaying outstanding advances must be borrowed in the form of additional advances under the facility.  In any event, the special revolving credit advances must be repaid no later than August 31, 2002, and there are no provisions for additional future borrowing under the facility, as amended.

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

ADAMS GOLF, INC. AND SUBISIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amended terms call for borrowings to bear interest at the GE Capital Commercial Paper rate plus 5.75% per year.  At July 16, 2002, the GE Capital Commercial Paper Rate was 1.74%.  The unused portion of the revolving credit facility is subject to a commitment fee of 0.25% per year.  There were no borrowings outstanding under the facility at June 30, 2002, nor have there ever been any borrowings under this or other credit facilities.  The maximum availability under the amended facility as of June 30, 2002 was $0.9 million.

9.   Contingencies

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints alleged that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) allegedly threatened the Company's long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint citing the plaintiffs failed to plead any facts supporting their claim that the Company or its officers and directors violated the federal securities laws.  On January 14, 2002, the plaintiffs filed a motion for leave to file an amended complaint.  In the motion, Plaintiffs allege that, if given another opportunity, they would be able to amend the original causes of action to state actionable claims.  On January 24, 2002, the Company filed an opposition to the plaintiffs' motion and is awaiting a response from the court.

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

From time to time, the Company is engaged in various legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.  However, the Company, based on consultation with legal counsel, is of the opinion that there are no matters pending or threatened which could have a material adverse effect on the Company's financial condition, results of operations and/or liquidity.

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

Overview

The Company designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs including the Tight Lies family of fairway woods and drivers, the Tight Lies GT irons and i-Woods, the Tom Watson signature series of wedges and the GT Spec Putters.  Founded in 1987, the Company operated initially as a components supplier and contract manufacturer.  Thereafter, the Company established its custom fitting operation and today the Company markets a full line of innovative, high quality, professionally engineered golf clubs to players at all skill levels.

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

As a part of the Company's quality control program, the Company has established a quality assurance program at the manufacturing facilities of its component parts to monitor adherence to design specifications.  Upon arrival at the Company's manufacturing facilities in Plano, Texas, the components used in the Company's clubs are again checked to ensure consistency with strict design specifications.  Golf clubs are then assembled by a third party service provider using the appropriate component parts.  The Company has redundant sources of supply for each of the component parts used in the manufacturing of the original Tight Lies.  Components used to manufacture all other product lines are sourced from multiple vendors, many of which are the sole source on specific component parts.  Therefore, for all products other than the original Tight Lies, the Company effectively has a single source of supply.  Substantially all of the Company's fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in Taiwan, China and Mexico.  Both multi-material shafts used in some of the Company's product lines (specifically, the Graphite Tip (GT) shaft and the Bi-Matrix steel tip (ST) shaft) are available from a sole supplier, True Temper Sports.   To date, the Company has not experienced any material interruptions in supply from any sole supplier.

Costs of the Company's clubs consist primarily of component parts, including the head, shaft and grip.  To a lesser extent, the Company's cost of goods sold includes contract labor, occupancy and shipping costs in connection with the inspection, testing, assembly and distribution of its products and certain promotional costs.

Results of Operations

The following table sets forth operating results expressed as a percentage of total net sales for the periods indicated.  All information is derived from the accompanying unaudited condensed consolidated financial statements.  Results for any one or more periods are not necessarily indicative of annual results or continuing trends.  See "Business Risks - Seasonality and Quarterly Fluctuations" below.
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.9	50.8	59.6	49.0
Gross profit	31.1	49.2	40.4	51.0
Operating expenses:
Research and development expenses	3.1	1.3	2.8	1.4
Sales and marketing expenses	29.6	43.8	28.7	40.2
General and administrative expenses:
Provision for bad debts	1.5	0.2	1.4	0.7
Other	18.4	12.6	15.1	12.6
Total operating expenses	52.6	57.9	48.0	54.9
Interest income	--	0.3	0.1	0.8
Other expense	(0.4)	(0.1)	(0.2)	--
Loss before income taxes	(21.9)	(8.5)	(7.7)	(3.1)
Income tax benefit	(4.5)	(0.1)	(2.0)	--
Net loss	(17.4) %	(8.4) %	(5.7) %	(3.1) %

Three Months Ended June 30, 2002 Compared to Three Months ended June 30, 2001

Total net sales decreased to $11.3 million for the three months ended June 30, 2002 from $18.4 million for the comparable period of 2001.  The decrease is attributable to an overall reduction in the average volume sold to most retail accounts as well as a modest reduction in the average unit selling price.  Net sales of drivers decreased to $2.7 million, or 24.4% of total net sales, for the three months ended June 30, 2002 from $5.0 million, or 27.2% of total net sales, for the comparable period of 2001.  A large potion of the driver net sales for the three month period ended June 30, 2002 was generated by the recently introduced Tight Lies GT product line.  Net sales of irons decreased to $2.0 million, or 17.5% of total net sales, from $5.1 million, or 27.5% of total net sales, for the three month periods ended June 30, 2002 and 2001, respectively.  Net sales of fairway woods decreased to $6.0 million, or 52.8% of total net sales, from $7.4 million; or 40.0% of total net sales, for the three month periods ended June 30, 2002 and 2001, respectively.  The reduction is due primarily to lower net sales of maturing product lines partially offset by $2.7 million of net sales generated from the recently introduced Tight Lies GT fairway woods.  Net sales of the Company's products outside the U.S. decreased to $3.1 million, or 27.2% of total net sales, from $4.4 million, or 23.6% of total net sales, for the three month period ended June 30, 2002 and 2001, respectively.  For the three months ended June 30, 2002, 40.5% of total net sales was derived from ten customers, of which only three customers individually represented greater than 5% but less than 10% of total net sales.  Should these or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.

Cost of goods sold decreased to $7.8 million, or 68.9% of total net sales, for the three months ended June 30, 2002 from $9.4 million, or 50.8% of total net sales, for the comparable period of 2001.  The increase as a percentage of total net sales is primarily due to changes in the product mix to product classes that experience reduced margins. The overall dollar decrease in cost of goods sold is primarily attributable to a 18.0% reduction in units sold during the comparable periods with the remainder of the decrease associated with changes in the product mix.  With the adoption of EITF No.00-25 and No. 01-09, both net sales and cost of goods sold include specific promotional expenses related to specific sales initiatives.  For each of the three month periods ended June 30, 2002 and 2001, cost of goods sold includes promotional expenses of $0.1 million and $0.4 million, respectively.  In addition, net sales have been reduced by promotional expenses of $0.6 million and $0.3 million for the three months ended June 30, 2002 and 2001, respectively.

Selling and marketing expenses decreased to $3.3 million for the three months ended June 30, 2002 from $8.1 million for the comparable period in 2001.  The decrease for the three months ended June 30, 2002 compared to the same period of 2001 is the result of lower compensation related costs.  Compensation costs were lower by $1.0 million due to the operational restructuring completed during the third and fourth quarters of 2001.  In addition, management has modified its advertising and marketing strategy targeting advertising expenditures on golf related events rather than the broader, brand-based approach utilized historically.  The result has been a $2.6 million decrease in costs associated with advertising and marketing for the three months ended June 30, 2002 compared to same period of 2001. As the Company has scaled back its infrastructure, additional cost savings have been achieved in the areas of travel and other personnel related expense categories totaling $0.7 million.

General and administrative expenses, including provisions for bad debts, decreased to $2.2 million for the three months ended June 30, 2002 from $2.4 million for the comparable period in 2001.  The decrease in administrative related costs for the three months ended June 30, 2002 compared to the similar period of 2001 is attributable to the Company's operational restructuring executed during the third and fourth quarters of 2001.  As a result of the restructuring, the Company eliminated specific administrative positions which resulted in a reduction of $0.1 million in compensation related costs for the three month period ended June 30, 2002 compared to the same period of 2001.  As the Company has scaled back its infrastructure, additional cost savings have been achieved in the areas of recruiting and other personnel related expense categories totaling $0.1 million.  In addition, with the adoption of SFAS No. 142, amortization expense was reduced by $0.1 million for the three months ended June 30, 2002 compared to the same period of 2001.

Research and development expenses, primarily consisting of costs associated with development of new products, were $0.3 million for the three months ended June 30, 2002 compared to $0.2 million for the same period of 2001.

Income tax benefit of $0.5 million results primarily from the favorable outcome of a tax contingency recognized as an expense and associated accrued liability in 2001.

As a result, the Company reported an operating loss of $2.0 million for the three months ended June 30, 2002 compared to an operating loss of $1.6 million for the three months ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to Six Months ended June 30, 2001

Total net sales decreased to $23.7 million for the six months ended June 30, 2002 from $38.5 million for the comparable period of 2001.  The decrease is attributable to an overall reduction in the average volume sold to most retail accounts as well as a modest reduction in the average unit selling price.  Net sales of drivers decreased to $6.7 million, or 28.4% of total net sales, for the six months ended June 30, 2002 from $10.8 million, or 27.9% of total net sales, for the comparable period of 2001.  A large potion of the driver net sales for the six month period ended June 30, 2002 was generated by the recently introduced Tight Lies GT product line.  Net sales of irons decreased to $3.7million, or 15.7% of total net sales, from $9.9 million, or 25.8% of total net sales, for the six month periods ended June 30, 2002 and 2001, respectively.  Net sales of fairway woods decreased to $11.7 million, or 49.6% of total net sales, from $16.5 million; or 42.9% of total net sales, for the six month periods ended June 30, 2002 and 2001, respectively.  The reduction is due primarily to lower net sales of maturing product lines partially offset by $6.7 million of net sales generated from the recently introduced Tight Lies GT fairway woods.  Net sales of the Company's products outside the U.S. decreased to $5.2 million, or 22.0% of total net sales, from $7.8 million, or 20.2% of total net sales, for the six month period ended June 30, 2002 and 2001, respectively.  For the six months ended June 30, 2002, 32.2% of total net sales was derived from twelve customers, of which only one customer individually represented greater than 5% but less than 10% of total net sales. Should these or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.

Cost of goods sold decreased to $14.1 million, or 59.6% of total net sales, for the six months ended June 30, 2002 from $18.9 million, or 49.0% of total net sales, for the comparable period of 2001.  The increase as a percentage of total net sales is primarily due to changes in the product mix to product classes that experience reduced margins. The overall dollar decrease in cost of goods sold is primarily attributable to a 20.5% reduction in units sold during the comparable periods with the remainder of the decrease associated with changes in the product mix.  With the adoption of EITF No.#00-25 and No. 01-09, both net sales and cost of goods sold include specific promotional expenses related to specific sales initiatives.  For each of the six month periods ended June 30, 2002 and 2001, cost of goods sold includes promotional expenses of $0.2 million and $1.0 million, respectively.  In addition, net sales has been reduced by promotional expenses of $0.9 million and $0.9 million for the six month periods ended June 30, 2002 and 2001, respectively

Selling and marketing expenses decreased to $6.8 million for the six months ended June 30, 2002 from $15.5 million for the comparable period in 2001.  The decrease for the six months ended June 30, 2002 compared to the same period of 2001 is the result of lower compensation related costs. Compensation expenses were lower by $2.4 million due to the operational restructuring completed during the 3rd and 4th quarters of 2001.  In addition, management has modified its advertising and marketing strategy targeting advertising expenditures on golf related events rather than the broader, brand-based approach utilized historically.  The result has been a $4.6 million decrease in costs associated with advertising and marketing for the six months ended June 30, 2002 compared to same period of 2001.   As the Company has scaled back its infrastructure, additional cost savings have been achieved in the areas of travel and other personnel related expense categories totaling $0.7 million.

General and administrative expenses, including provisions for bad debts, decreased to $3.9 million for the six months ended June 30, 2002 from $5.1 million for the comparable period in 2001.  The decrease in administrative related costs for the six months ended June 30, 2002 compared to the similar period of 2001 is attributable to the Company's operational restructuring executed during the third and fourth quarters of 2001.  As a result of the restructuring, the Company eliminated specific administrative positions which resulted in a reduction of $0.6 million in compensation related costs for the six months ended June 30, 2002 compared to the same period of 2001.  As the Company has scaled back its infrastructure, additional cost savings have been achieved in the areas of recruiting and other personnel related expense categories totaling $0.3 million.  In addition, with the adoption of SFAS No. 142, amortization expense was reduced by $0.1 million for the six months ended June 30, 2002 compared to the same period of 2001.

Research and development expenses, primarily consisting of costs associated with development of new products, were $0.7 million and $0.5 million for the six months ended June 30, 2002 and June 30, 2001, respectively.

Income tax benefit of $0.5 million results primarily from the favorable outcome of a tax contingency recognized as an expense and associated accrued liability in 2001.

As a result, the Company reported an operating loss of $1.4 million for the six months ended June 30, 2002 compared to an operating loss of $1.2 million for the six months ended June 30, 2001.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $4.0 million at June 30, 2002 from $9.2 million at December 31, 2001.  The decrease is primarily due to cash utilized in operating activities resulting from the seasonality of cash collections and component purchasing. During the period, accounts receivable increased $8.7 million.   This was partially offset by an increase in accrued expenses and accounts payable of $2.0 million associated in part with component purchases and compensation related costs.

Working capital remained consistent at $24.2 million for June 30, 2002 compared to December 31, 2001.

On March 27, 2001, the Company executed a $10.0 million revolving credit facility with General Electric Capital Corporation, which expires in March 2004.  During the quarter ended September 30, 2001, the Company violated a maximum monthly net loss covenant due primarily to incremental costs associated with the Company's settlement with Nick Faldo and the operational restructuring described in note 3.  In addition, the Company did not comply with the minimum working capital and cash balances required at December 31, 2001.  For both of the covenant violations noted, General Electric Capital Corporation granted the Company a waiver, however, in conjunction with these waivers, on March 28, 2002 the facility was amended.  The amended agreement reduced the maximum amount General Electric Capital Corporation would lend to the Company from $10.0 million to $3.0 million and requires the Company to have no outstanding borrowings as of August 31, 2002.   The amendment allows for special revolving credit advances up to the lesser of a borrowing base amount or $3.0 million.  The borrowing base is limited to the sum of (i) the lesser of 50% of eligible accounts receivable or 85% of the estimated net forced liquidation value of the finished goods inventory which underlies the eligible Accounts Receivable, as determined by the lender, plus (ii) 85% of the net forced liquidation value of eligible finished goods inventory, as determined by the lender.  Borrowings outstanding are secured by substantially all of the Company's property and assets.  The Company anticipates either negotiating an additional amendment to allow for additional credit with General Electric Capital Corporation similar to the amendment dated March 28, 2002, or pursuing new sources of credit.  As of August 13, 2002, the Company has not formally applied to any financial institution for a replacement credit facility.

The facility requires the Company to maintain a lock-box arrangement whereby cash receipts from accounts receivable are used to first pay down outstanding advances under the facility.  Daily cash required to fund operations in excess of the amounts remaining after repaying outstanding advances must be borrowed in the form of additional advances under the facility.  In any event, the special revolving credit advances must be repaid no later than August 31, 2002, and there are no provisions for additional future borrowing under the facility, as amended.

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

The amended terms call for borrowings to bear interest at the GE Capital Commercial Paper rate plus 5.75% per year.  At July 16, 2002, the GE Capital Commercial Paper Rate was 1.74%.  The unused portion of the revolving credit facility is subject to a commitment fee of 0.25% per year.  There were no borrowings outstanding under the facility at June 30, 2002.  The maximum availability under the amended facility as of June 30, 2002 was $0.9 million.

The Company 's anticipated sources of liquidity over the next twelve months are expected to be cash reserves and projected cash flows from operations.  It is anticipated that operating cash flows and current cash reserves will also fund capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to the Company's operations if cash is needed in other areas of the Company's operations.  In addition, cash flows from operations and cash reserves will be utilized to support ongoing purchases of component parts for the Company's current and future product lines.  The Company anticipats that cash requirements to support current purchasing activities will continue at current levels, taking into consideration the seasonality of the industry and consumer acceptance of the Company's products.  The Company anticipates requiring less cash flow to support discretionary advertising programs as the Company continues to reduce its expenditures in this category as compared to historical trends.  In addition, the Company expects to require less cash flow to support compensation and related expenditures as a result of the operational restructuring executed during 2001.  The expected operating cash flow and current cash reserves are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products that gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken steps to increase the market acceptance of these and its other products.  Accordingly, to remain viable, it is possible that the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings, possibly during the next twelve months.  The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Company's Common Stock.  Nevertheless, given the current market price for the Company's common stock and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock.  The Company may also find it difficult to secure other debt financing.   There can be no assurance that financing will be available when needed on terms favorable to the Company, or at all.  Accordingly, it is possible that our only source of funding is current cash reserves.

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

Dependence on New Product Introductions; Uncertain Consumer Acceptance

Although some of the Company's new product introductions have experienced modest success, the Company's ultimate success depends, in large part, on its ability to successfully develop and introduce new products widely accepted in the marketplace.  Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection.  Certain products previously introduced by the Company have not met the level of consumer acceptance anticipated by management.  No assurance can be given that the Company's current or future products will be met with consumer acceptance.  Failure by the Company to timely identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company's continued viability.  Additionally, successful technologies, designs and product concepts are likely to be copied by competitors.  Accordingly, the Company's operating results could fluctuate as a result of the amount, timing, and market acceptance of new product introductions by the Company or its competitors.  The design of new golf clubs is also greatly influenced by the rules and interpretations of the USGA.  Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by the organization, the Company believes that it is critical for its future success that new clubs introduced by the Company comply with USGA standards.

Uncertainty Regarding Resumption of Profitability

Although the Company generated net income during the years ended December 31, 1996 and 1998, it has historically experienced net losses from operations.  In addition, even though the Company experienced an increase in revenues for the year ended December 31, 2001, for the years ended December 31, 1999 and 2000, the Company experienced declining sales and increasing operating losses.  There can be no assurance that the Company will be able to increase revenues or resume profitability on a quarterly or annual basis in the future.  An inability to improve the Company's financial performance could jeopardize the Company's ability to develop, enhance, and market products, retain qualified personnel, and take advantage of future opportunities or respond to competitive pressures.

Need for Additional Capital

Although management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months, no assurances can be given that the Company will have sufficient cash resources beyond twelve months.  To the extent our cash requirements change or the assumptions on which management's expectations are based prove to be in error, we may need additional working capital resources within the year.  The Company cannot make assurances that additional financing will be available on favorable terms, or at all.  Given the current market price for the Company's common stock and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock.  The Company may also find it difficult to secure debt financing.  It is possible that the Company's only source of future funding is cash on hand.  If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company.

Future Market for Capital Stock

On July 30, 2001, the Company was notified by Nasdaq that it had failed to maintain the minimum $1.00 bid price requirement for 30 consecutive trading days and that the 90 day "cure-period" for which the Company's stock would need to satisfy the minimum bid requirement of $1.00 for ten consecutive trading days had begun.  Given the events of September 11, 2001 in New York City and Washington D.C., Nasdaq had provided temporary relief with respect to the minimum bid price requirement until January 2, 2002 and suspended the Company's 90-day cure period initiated on July 30, 2001.  Effective January 2, 2002, Nasdaq reinstated the minimum bid price requirement and on February 14, 2002, again notified the Company that it had failed to meet the minimum $1.00 bid price for 30 consecutive trading days and that the 90 day "cure period" had been initiated.

On February 6, 2002 and for a one year period thereafter, the SEC approved a pilot program modifying the minimum bid price grace period for the Nasdaq SmallCap Market.  Under the program, the Company could elect to phase down to the SmallCap Market at the expiration of the 90 day National Market "cure period" at which time the Company would receive an additional 90 days to achieve the minimum bid requirement of $1.00 for ten consecutive trading days.  Should the Company be unable to achieve the minimum bid requirement while continuing to demonstrate compliance with the core initial listing standards of the SmallCap Market of either (i) net income of $750,000, (ii) stockholders' equity of $5 million or (iii) market capitalization of $50 million, the Company would be afforded an additional 180 day grace period to regain compliance.  Should the Company be unable to regain compliance, the Company's common stock would be delisted from the Nasdaq SmallCap Market at which time it could be eligible to trade on the electronic bulletin board, rather than either the Nasdaq National Market or SmallCap Market systems.  Effective June 10, 2002 the Company elected to phase down and is currently listed on the Nasdaq SmallCap Market.   The inability to maintain a listing on the Nasdaq Stock Market could adversely affect the ability or willingness of investors to purchase the common stock, which, in turn, would likely severely affect the market liquidity of the Company's securities.  Given the current market price for the Company's common stock, recent notifications by Nasdaq and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock.

Competition

The golf club market is highly competitive.  The Company competes with a number of established golf club manufacturers, some of which have greater financial and other resources.  The Company's competitors include Callaway Golf Company, adidas-Saloman AG (Taylor Made - adidas Golf), Nike, Inc. (Nike Golf), Fortune Brands, Inc. (Titleist and Cobra) and Karsten Manufacturing Company (PING), among others.  The Company competes primarily on the basis of performance, brand name recognition, quality and price.  The Company believes that its ability to market its products through multiple distribution channels, including on- and off- course golf shops and selected sporting goods retailers is important to the manner in which the Company competes.  The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors, including, among others, advertising, media, promotions and product endorsements.  These preferences may also be subject to rapid and unanticipated changes.  The Company could face substantial competition from existing or new competitors who introduce and successfully promote golf clubs that achieve market acceptance.  Such competition could result in significant price erosion or increased promotional expenditures, either of which could have a material adverse effect on the Company's business, operating results and/or financial condition.  There can be no assurance that Adams Golf will be able to compete successfully against current and future sources of competition or that its business, operating results or financial condition will not be adversely affected by increased competition in the market in which it operates.

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

Change in Marketing Strategy

Historically, the Company has relied on infomercials or broad, brand-based advertising, as the cornerstone of its marketing strategy. Recently, the Company modified its marketing strategy to focus principally on golf related events.  For the years ended December 31, 2001, 2000 and 1999, the Company spent approximately $7.8 million, $16.6 million and $24.6 million, respectively on image based advertising.  The Company has significantly reduced its expenditures in this category as compared to historical periods.  This reduction could have a material adverse effect on the Company's operating results and/or financial condition.  Additionally, there can be no assurances that a decrease in the levels of advertising will not result in a material decline in sales of the Company's products.

Risks Associated with the Limited Shipping Alternative

The Company has shipping relationships with multiple shipping companies such as United Parcel Service (UPS), FedEx, Airborne Express, and Yusen, as well as many others.  The Company depends heavily on shipments of components being brought to the Plano, Texas manufacturing facility as well as shipments being sent to various customers.  A large portion of our products are shipped via UPS.  In the event that UPS were to experience an interruption in business, due to a labor strike or other events, the Company would be adversely impacted.  Other freight forwarders could be used to absorb the demand, however it would most likely be only a portion of the Company's shipments, thus resulting in a need to find other means to get the product delivered.  However, to date, the Company has not experienced any interruptions in shipping services from any of its freight forwarders.

Source of Supply

The Company has redundant sources of supply for each of the component parts used in the manufacture of the original Tight Lies.  However, components used to manufacture various product lines are sourced from multiple vendors, many of which are the sole source on specific component parts.  Substantially all of the Company's fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in Taiwan, China and Mexico.   Both multi-material shafts used in some of the Company's product lines, (specifically, Graphite Tip (GT) and Bi-Matrix steel tip (ST) shafts), are available from a sole supplier, True Temper Sports.  The Company has not entered into a long-term supply agreement with any of its component part suppliers, including True Temper Sports.

The Company could, in the future, experience shortages of components or periods of increased price pressures, which could have a material adverse effect on the Company's business, results of operations, financial position and/or liquidity.  To date, the Company has not experienced any material interruptions in supply form any sole supplier.

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

The Company attempts to maintain the secrecy of its confidential business information, including engaging in the practice of having prospective vendors and suppliers sign confidentiality agreements.  No assurance can be given that the Company's confidential business information will be adequately protected in all instances.  The unauthorized use of the Company's confidential business information could adversely affect the Company.

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

In addition to extended payment terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  The Company's inventory balances were $16,226,000 and $17,418,000 at June 30, 2002 and December 31, 2001, respectively.

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

Seasonality and Quarterly Fluctuations

Golf generally is regarded as a warm weather sport and net sales of golf equipment have been historically strongest for the Company during the first and second quarters, which ensures adequate levels of inventory at retail for the golf season. In addition, net sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions.  A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on the Company's business, operating results and financial condition.  In addition, the Company's future results of operations could be affected by a number of other factors, such as unseasonable weather patterns; demand for and market acceptance of the Company's existing and future products; new product introductions by the Company's competitors; competitive pressures resulting in lower than expected selling prices; and the volume of orders that are received and which can be fulfilled in a quarter.  Any one or more of these factors could adversely affect the Company or result in the Company failing to achieve its expectations as to future sales or net income.

Because most operating expenses are relatively fixed in the short term, the Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall that could materially adversely affect quarterly results of operations and liquidity.  If technological advances by competitors or other competitive factors require the Company to invest significantly greater resources than anticipated in research and development or sales and marketing efforts, the Company's business, operating results and/or financial condition could be materially adversely affected.  Accordingly, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as an indication of future performance.  In addition, the results of any quarter are not indicative of results to be expected for a full fiscal year.  As a result of fluctuating operating results or other factors discussed above and below, in certain future quarters the Company's results of operations may be below the expectations of public market analysts or investors.  In such event, the market price of the Company's common stock could be materially adversely affected.

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

Forward-Looking Statements

This Quarterly Report contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  The statements include, but are not limited to:  statements concerning the potential benefits to be achieved from our internal restructurings; statements regarding our ability to increase revenues or achieve satisfactory operating performance; statements regarding our future capital requirements and our ability to satisfy our capital needs; statements regarding our ability to manufacture products commercially acceptable to market consumers; statements regarding our ability to source component parts from other suppliers if necessary; and statements using terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe."  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, product development difficulties, manufacturing difficulties; product introductions; market demand and acceptance of products; the impact of changing economic conditions; the future market of our capital stock, the modification of our marketing strategy, our dependence on a limited number of customers; business conditions in the golf industry; reliance on third parties including suppliers; the impact of market peers and their products; the actions of competitors, including pricing, advertising and product development risks concerning future technology; and the impact of operational restructuring on operating results and liquidity and one-time events and other factors detailed in this report under "Business Risks."  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein.  Except as required by federal securities laws, Adams Golf undertakes no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

From time to time, the Company is engaged in various legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.  However, the Company, based on consultation with legal counsel, is of the opinion that there are no matters pending or threatened which could have a material adverse effect on the Company's financial condition, results of operations and/or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 1, 2002, the following proposals were adopted by the margin indicated.
1.	To elect two directors to serve until the 2005 Annual Meeting of Stockholders.
	Number of Shares
	Vote For	Withheld

Robert F. MacNally	17,010,290	116,665
Stephen R. Patchin	17,010,410	116,545

2.	To ratify the appointment of KPMG LLP as the independent auditors of the Company for the year ending December 31, 2002.
	Number of Shares
Vote For	Vote Against	Abstained

17,068,263	40,792	17,900

3.	To approve the adoption for the Adams Golf, Inc 2002 Equity Incentive Plan
	Number of Shares
Vote For	Vote Against	Abstained

10,175,244	361,604	42,180

Item 6(a).  Exhibits

See exhibit index at page 27.

Item 6(b).  Reports on Form 8-K

None

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ADAMS GOLF, INC.

Date: August 13, 2002	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President

Date: August 13, 2002	By: /S/ RUSSELL L. FLEISCHER
Russell L. Fleischer
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

Date: August 13, 2002	By: /S/ PAMELA J. HIGH
Pamela J. High
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.5)

Exhibit 10.1	Agreement between the Registrant and Nick Faldo, dated April 22, 1998	Incorporated by reference to Form S-1 (Exhibit 10.1)

Exhibit 10.2	Amended and Restated Revolving Credit Agreement dated February 26, 1999, between Adams Golf Direct Response, Ltd. And NationsBank of Texas N.A. and related promissory note and guarantee	Incorporated by reference to 1998 Form 10-K (Exhibit 10.2)

Exhibit 10.3	Commercial Lease Agreement dated December 5, 1997, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 (Exhibit 10.3)

Exhibit 10.4	Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 (Exhibit 10.4)

Exhibit 10.5	Letter agreement dated April 13, 1998 between the Company and Darl P. Hatfield	Incorporated by reference to Form S-1 (Exhibit 10.5)

Exhibit 10.6	Amendment to Amended and Restated Revolving Credit Agreement dated August 13, 1999 between Adams Golf Direct Response, Ltd., Adams Golf, Ltd. and Bank of America, N.A.	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Exhibit 10.6)

Exhibit 10.7	Revolving Credit Agreement between Adams Golf, Ltd. and Legacy Bank of Texas	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Exhibit 10.7)

Exhibit 10.8	Termination Letter - Revolving Credit Agreement between Adams Golf, Ltd. and Legacy Bank of Texas	Incorporated by reference to 2000 Form 10-K (Exhibit 10.8)

Exhibit 10.9	Revolving Credit Agreement between Adams Golf, Ltd. and General Electric Capital Corporation	Incorporated by reference to 2000 Form 10-K (Exhibit 10.9)

Exhibit 10.10	Change of Control Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2000 Form 10-K (Exhibit 10.10)

Exhibit 10.11	Change of Control Agreement - Russell Fleischer	Incorporated by reference to 2000 Form 10-K (Exhibit 10.11)

Exhibit 10.12	Change of Control Agreement - Terry Marshall	Incorporated by reference to 2000 Form 10-K (Exhibit 10.12)

Exhibit 10.13	Change of Control Agreement - Joseph Wooster	Incorporated by reference to 2000 Form 10-K (Exhibit 10.13)

Exhibit 10.14	Change of Control Agreement - Timothy Reed	Incorporated by reference to 2000 Form 10-K (Exhibit 10.14)

Exhibit 10.15	Change of Control Agreement - Henry Lange	Incorporated by reference to 2000 Form 10-K (Exhibit 10.15)

Exhibit 10.16	Change of Control Agreement - Cindy Herington	Incorporated by reference to 2000 Form 10-K (Exhibit 10.16)

Exhibit 10.17	Change of Control Agreement - Jon Parsons	Incorporated by reference to 2000 Form 10-K (Exhibit 10.17)

Exhibit 10.18	Amended Commercial Lease Agreement dated April 6, 1998 between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2000 Form 10-K (Exhibit 10.18)

Exhibit 10.19	Settlement Agreement between Adams Golf, Ltd. and Nicholas A. Faldo	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended September 30, 2001 (Exhibit 10.19)

Exhibit 10.20	Change of Control Agreement - Russell Fleischer	Incorporated by reference to 2001 Form 10-K (Exhibit 10.20)

Exhibit 10.21	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2001 Form 10-K (Exhibit 10.21)

Exhibit 10.22	Amendment to Revolving Credit Agreement between Adams Golf, Ltd. and General Electric Capital Corporation	Incorporated by reference to 2001 Form 10-K (Exhibit 10.22)

Exhibit 10.23*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2001 Form 10-K (Exhibit 10.23)

Exhibit 99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

___________________
*  Confidential treatment has been requested with respect to certain provisions of this agreement.

Exhibit 99.1

Certification
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United Sates Code)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, Unites States Code) (the "Act"), each of the undersigned officers of Adams Golf, Inc, a Delaware Corporation (the "Company"), does hereby certify that:

The Quarterly Report on Form 10Q for the quarter ended June 30, 2002 (the "Periodic Report") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 780(d)) and information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

ADAMS GOLF, INC.

Date: August 13, 2002	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President

Date: August 13, 2002	By: /S/ RUSSELL L. FLEISCHER
Russell L. Fleischer
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

The foregoing certification is being furnished solely pursuant to Section 906 of the Act and is not being filed as part of the Periodic Report or as a separate disclosure document