Form 10-Q
period 2002-09-30
ADAMS GOLF INC
filed 2002-11-13
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [   ] No

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,480,071 on November 13, 2002.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL STATEMENTS	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		September 30, 2002 (unaudited) and December 31, 2001	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three months and nine months ended September 30, 2002 and 2001	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Nine months ended September 30, 2002	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Nine months ended September 30, 2002 and 2001	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-25

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4.	Controls and Procedures	25

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	26

	Item 2.	Changes in Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	N/A

	Item 5.	Other Information	27

	Item 6.	Exhibits and Reports on Form 8-K	32-35

ADAMS GOLF, INC. AND SUBISIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	September 30, 2002	December 31, 2001
	(unaudited)
Current assets:
Cash and cash equivalents	$ 6,631	$ 9,245
Trade receivables, net of allowance for doubtful accounts of $853 (unaudited) and $775 in 2002 and 2001, respectively	7,651	3,104
Inventories (note 2)	11,133	17,418
Prepaid expenses	1,149	822
Income tax receivable	18	18
Other current assets	26	102
Total current assets	26,608	30,709

Property and equipment, net	2,444	3,744
Other assets, net	390	357
	$ 29,442	$ 34,810

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 1,673	$ 458
Accrued expenses (note 3)	4,426	6,020
Total current liabilities	6,099	6,478
Other non-current liabilities	705	710
Total liabilities	6,804	7,188

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 23,137,571shares issued and 22,480,071 shares outstanding	23	23
Additional paid-in capital	87,001	86,140
Common stock subscription	(22)	(22)
Deferred compensation	(387)	(140)
Accumulated other comprehensive loss	(623)	(700)
Accumulated deficit	(60,218)	(54,543)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)
Total stockholders' equity	22,638	27,622

Contingencies (note 9)
	$ 29,442	$ 34,810

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$ 7,003	$ 6,262	$ 30,681	$ 44,781
Cost of goods sold	6,995	3,896	21,107	22,761
Gross profit	8	2,366	9,574	22,020

Operating expenses:
Research and development expenses	339	222	1,011	753
Selling and marketing expenses	2,062	3,965	8,859	19,460
General and administrative expenses:
Provision for bad debts	199	201	530	459
Other	1,659	1,895	5,222	6,746
Settlement expense (note 3)	--	1,579	--	1,579
Restructuring expense(note 3)	--	1,036	--	1,036
Total operating expenses	4,259	8,898	15,622	30,033
Operating loss	(4,251)	(6,532)	(6,048)	(8,013)

Other income (expense):
Interest income (expense), net	(12)	74	16	368
Other expense	(55)	(41)	(109)	(60)
Loss before income taxes	(4,318)	(6,499)	(6,141)	(7,705)
Income tax expense (benefit) (note 6)	5	514	(466)	498
Net loss	$ (4,323)	$ (7,013)	$ (5,675)	$ (8,203)

Loss per common share - basic and diluted (note 4)	$ (0.19)	$ (0.31)	$ (0.25)	$ (0.37)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Nine months ended September 30, 2002
(unaudited)
	Shares of		Additional	Common		Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Stock	Deferred	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Subscription	Compensation	Loss	Deficit	Income (loss)	Stock	Equity

Balance, December 31, 2001	23,137,571	$ 23	$ 86,140	$ (22)	$ (140)	$ (700)	$ (54,543)		$ (3,136)	$ 27,622
Comprehensive loss:
Net loss							(5,675)	$ (5,675)		(5,675)
Other comprehensive loss, net of tax:
Foreign currency translation	--	--	--	--	--	77	--	77	--	77
Comprehensive loss	--	--		--	--	--	--	$ (5,598)	--	--
Issuance of stock options	--	--	861	--	(861)	--	--	--	--	--
Amortization of deferred compensation	--	--	--	--	614	--	--		--	614
Balance, September 30, 2002	23,137,571	$ 23	$ 87,001	$ (22)	$ (387)	$ (623)	$ (60,218)		$ (3,136)	$ 22,638

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended
	September 30,

	2002	2001
Cash flows from operating activities:
Net loss	$ (5,675)	$ (8,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangible assets	1,521	1,952
Amortization of deferred compensation	614	146
Gain on sale of marketable securities	--	(50)
Provision for doubtful accounts	530	459
Changes in assets and liabilities:
Trade receivables	(5,076)	(2,143)
Inventories	6,285	(5,124)
Prepaid expenses	(327)	(362)
Income tax receivable	--	58
Other current assets	75	617
Other assets	50	(155)
Accounts payable	1,215	(561)
Accrued expenses	(1,545)	2,730
Other non-current liabilities	--	702
Net cash used in operating activities	(2,333)	(9,934)

Cash flows from investing activities:
Purchases of equipment	(92)	(266)
Purchases of marketable securities	--	(2,944)
Maturities of marketable securities	--	10,440
Sales of marketable securities	--	7,050
Net cash provided by (used in) investing activities	(92)	14,280

Cash flows from financing activities:
Principal payments under capital lease obligation	(54)	(48)
Debt financing costs	(135)	---
Net cash used in financing activities	(189)	(48)

Net increase (decrease) in cash and cash equivalents	(2,614)	4,298
Cash and cash equivalents at beginning of period	9,245	6,488
Cash and cash equivalents at end of period	$ 6,631	$ 10,786

Supplemental disclosure of cash flow information
Interest paid	$ 35	$ 12
Income taxes paid	$ 42	$ (3)

Supplemental disclosure of non-cash investing and financing activities - equipment financed with capital lease	$ --	$ 20

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBISIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company" or "Adams Golf") for the three and nine month periods ended September 30, 2002 and 2001 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").   The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K filed with the SEC on March 29, 2002.

The Emerging Issues Task Force ("EITF") finalized its consensus on Issues No.00-25 and No. 01-09 which states that certain promotional and advertising costs given in the form of cash or credit as consideration to customers should be classified as a reduction in net sales.  In addition, certain promotional and advertising costs given in the form of additional merchandise as consideration to customers should be classified as cost of goods sold.  The Company has previously included these costs in "selling and marketing" expenses.  The Company's Statements of Operations for the three and nine months ended September 30, 2001 have been reclassified to reflect the classification required by EITF Issues No. 00-25 and No. 01-09.  Consistent with the EITF consensus, for the three and nine months ended September 30, 2001 net sales have been reduced by $427,139 and $1,370,887, respectively, in connection with certain credits provided by the Company to its customers for promotional and advertising costs.  In addition, for the three and nine months ended September 30, 2001, cost of goods sold includes $90,932 and $1,063,666, respectively, in connection with certain merchandise incentives provided by the Company to its customers of promotional and advertising costs given in the form of additional merchandise.

Founded in 1987, Adams Golf operated initially as a components supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation and today it designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs including the Tight Lies family of fairway woods and drivers, the Adams Golf Idea irons and i-woods, the Tight Lies GT irons and i-Woods, the Tom Watson signature series of wedges, the GT Spec Putters, and accessories. The Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries.

2.   Inventories

Inventories consisted of the following (in thousands):
	September 30,	December 31,
	2002	2001
	(unaudited)
Finished goods	$ 4,753	$ 6,970
Component parts	6,380	10,448
Total Inventory	$ 11,133	$ 17,418

ADAMS GOLF, INC. AND SUBISIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued Expenses consisted of the following (in thousands):
	September 30,	December 31,
	2002	2001
	(unaudited)
Payroll and commissions	$ 919	$ 184
Royalties	65	55
Advertising	127	763
Product warranty expense and sales returns	481	801
Professional services	147	142
Restructuring costs	--	393
Faldo settlement costs	996	1,472
Deferred revenue	758	434
Other	933	1,776
Total Accrued Liabilities	$ 4,426	$ 6,020

During 2001, the Company executed an operational restructuring plan which reduced its employee staff by 55 exempt positions primarily associated with the conversion of its sales staff to independent (non-employee) sales representatives and 76 non-exempt positions associated with the outsourcing of the Company's golf club assembly process.  The operational restructuring plan resulted in severance related costs of approximately $1,036,000 of which all has been fully paid as of September 30, 2002.  The plan also included $613,000 of costs associated with the write-off of goodwill associated with the Company's wholly owned subsidiary in Japan.  In 2001 the Company recorded settlement expense of $1,579,000 representing a settlement of dispute between the Company and Mr. Faldo in regards to his prior professional services agreement.  The Company recognized the present value of $3.0 million contract, which totaled a present value amount of $2.7 million and was partially offset by $1.1 million of previously accrued royalties.

4.   Loss per Common Share

The weighted average common shares used for determining basic and diluted loss per common share were 22,480,071 for the three and nine months ended September 30, 2002 and 2001, respectively.  The effect of all warrants and options to purchase shares of the Company's common stock for the three and nine months ended September 30, 2002 and 2001 were excluded from the calculation of dilutive shares as the effect of inclusion would have been antidilutive.

ADAMS GOLF, INC. AND SUBISIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Geographic Segment and Data

The Company generates substantially all revenues from the design, manufacturing, marketing and distribution of premium quality, technologically innovative golf clubs.  The Company's products are distributed in both domestic and international markets.  Net sales by customer domicile for these markets consisted of the following (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
United States	$ 6,255	$ 5,304	$ 24,710	$ 36,069
Rest of World	748	958	5,971	8,712
Total Net Revenue	$ 7,003	$ 6,262	$ 30,681	$ 44,781

6.   Income Taxes

During the three months ended September 30, 2001 the Company recorded income tax expense representing income taxes owed for years ended 1997, 1998 and 1999 resulting from an Internal Revenue Service audit.  However, during the nine months ended September 30, 2002 the accrued liabilities of $0.5 million was reversed due to a favorable resolution of the tax contingency resulting in a tax benefit.

In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through September 30, 2002 will be realized.  Accordingly, the Company has recognized a valuation allowance equal to the entire deferred income tax asset.

7.   New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued "SFAS" No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted the provisions of this standard in the first quarter of 2002 and did not record any goodwill impairment.  Goodwill as of September 30, 2002 was approximately $0.1 million.  Goodwill amortization expense recognized for the three and nine months ended September 30, 2001 was $0.1 million and $0.2 million, respectively.

In June 2001, the Financial Accounting Standards Board issued "SFAS" No. 143, Accounting for Asset Retirement Obligations, which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company is currently assessing the impact on the condensed consolidated financial statements and will adopt the provisions of this standard in the first quarter of 2003.

ADAMS GOLF, INC. AND SUBISIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In October 2001, the Financial Accounting Standards Board issued "SFAS" No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes a universal accounting model based on the framework established in SFAS 121for long-lived assets to be disposed of by sale. The Company adopted the provisions in the first quarter of 2002, which had no impact on the condensed consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued "SFAS" No. 145 Recession of SFAS No. 4, 44, and 64 and Amendment of SFAS No. 13, which addresses the financial accounting and reporting for gains or losses from extinguishment of debt and accounting for Sale-Lease back transactions.  The Company adopted the provisions in the second quarter of 2002, which had no impact to the condensed consolidated financial statements.

In July 2002, the Financial Accounting Standards Board issued "SFAS" No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the financial accounting and reporting for costs associated with exit or disposal activities to be recorded at fair values when a liability has been incurred.  This standard applies to all activities occurring on or after January 1, 2003.  The Company is currently assessing the impact on the condensed consolidated financial statements and will adopt the provisions of this standard in the first quarter of 2003.

8.   Liquidity

The Company's anticipated sources of liquidity over the next twelve months are expected cash reserves and projected cash flow from operations.  The adequacy of these available sources are dependent upon, among other things, the consumer acceptance of the Company's products, the Company's ability to manage working capital requirements, changes in the current economic environment, and changes in the competitive landscape of the golf industry.  These and other factors within and outside the Company's control could impact the Company's anticipated sources of liquidity, including, specifically, the projected amount of cash to be generated from operations in future periods.  Management believes, however, that these sources of liquidity will provide cash resources sufficient to meet the Company's requirements through the next twelve months.  Should the Company at some point in the future require additional financing, no assurance can be given that any additional financing will be available on acceptable terms, or at all.  Should the Company be unable to obtain additional financing, it may be required to further reduce costs associated with its current infrastructure, decrease spending on marketing and advertising campaigns, curtail component part purchasing and research and development programs and/or halt all other discretionary spending programs, any of which could further reduce sales and adversely affect the Company's liquidity.

On March 27, 2001, the Company executed a $10.0 million revolving credit facility with General Electric Capital Corporation, which was set to expire in March 2004.  During the quarter ended September 30, 2001, the Company violated a maximum monthly net loss covenant due primarily to incremental costs associated with the Company's settlement with Nick Faldo and the operational restructuring described in note 3.  In addition, the Company did not comply with the minimum working capital and cash balances required at December 31, 2001.  For both of the covenant violations noted, General Electric Capital Corporation granted the Company a waiver, however, in conjunction with these waivers, on March 28, 2002 the facility was amended.  The amended agreement reduced the maximum amount General Electric Capital Corporation would lend to the Company from $10.0 million to $3.0 million and required the Company to have no outstanding borrowings as of August 31, 2002.   Among other things, the amendment allowed for special revolving credit advances up to the lesser of a borrowing base amount or $3.0 million.  The borrowing base was limited to the sum of (i) the lesser of 50% of eligible accounts receivable or 85% of the estimated net forced liquidation value of the finished goods inventory which underlies the eligible Accounts Receivable, as determined by the lender, plus (ii) 85% of the net forced liquidation value of eligible finished goods inventory, as determined by the lender.  Borrowings outstanding are secured by substantially all of the Company's property and assets.  The Company anticipates either negotiating a new amendment to allow for additional credit with General Electric Capital Corporation similar to the amendment dated March 28, 2002, or pursuing new sources of credit.  As of November 13, 2002, the Company had not formally applied to any financial institution for a replacement credit facility, but had begun discussing options with a variety of potentially interested parties.

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

The amended terms call for borrowings to bear interest at the GE Capital Commercial Paper rate plus 5.75% per year.  At October 14, 2002, the GE Capital Commercial Paper Rate was 1.74%.  The unused portion of the revolving credit facility is subject to a commitment fee of 0.25% per year.  There were no borrowings outstanding under the facility at September 30, 2002, nor have there ever been any borrowings under this or other credit facilities.  There were no funds available under the amended facility as of September 30, 2002.  As a part of the facility, GE Capital has a secured interest in all of the Company's assets in the event that there were outstanding activity.  In addition, the Company has extended rights to Tom Watson in which he has secondary rights to the Company's assets up to $1.0 million, only to the extent that any GE Capital borrowings have been satisfied.

9.   Contingencies

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints alleged that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) threatened the Company's long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint citing the plaintiffs failed to plead any facts supporting their claim that the Company or its officers and directors violated the federal securities laws.  On January 14, 2002, the plaintiffs filed a motion for leave to file an amended complaint.  In the motion, plaintiffs allege that, if given another opportunity, they would be able to amend the original causes of action to state actionable claims.  On January 24, 2002, the Company filed an opposition to the plaintiffs' motion and is awaiting a response from the court.

The Company maintains directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against the Company or its directors and officers.

At this time it is not possible to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, that the Company might incur in connection with the action.  The Company is also not able to estimate the amount, if any, of reimbursements that it would receive from insurance policies should damages with respect to the above actions be incurred.

ADAMS GOLF, INC. AND SUBISIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, the Company is engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.  However, the Company, based on consultation with legal counsel, is of the opinion that there are no matters pending or threatened which could have a material adverse effect on the Company's financial condition, results of operations and/or liquidity.

10. Subsequent Event

Subsequent to September 30, 2002, management decided to realign its current business model with respect to its operating activities in the United Kingdom.  Prior to December 31, 2002, the Company will close the UK subsidiary and the Company expects to record certain costs associated with the wind-down of its current operations in the fourth quarter of 2002.  Expected closure costs are estimated to be $0.8 million.

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

Overview

Founded in 1987, Adams Golf operated initially as a components supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation and today it designs, manufactures, markets and distributes premium quality, technologically innovative golf clubs including the Tight Lies family of fairway woods and drivers, the Adams Golf Idea irons and i-woods, the Tight Lies GT irons and i-Woods, the Tom Watson signature series of wedges, the GT Spec Putters, and accessories.

The Company's net sales are primarily derived from sales to on- and off- course golf shops and sporting goods retailers and, to a lesser extent, international distributors.  No assurances can be given that demand for the Company's current products or the introduction of new products will allow the Company to achieve historical levels of sales in the future.

The Company manages all stages of manufacturing, from sourcing to assembly, in order to maintain a high level of product quality and consistency.  The Company establishes product specifications, selects the material used to produce the components and tests the specifications of all components received by the Company.

As a part of the Company's quality control program, the Company has established a quality assurance program at the manufacturing facilities of its component parts to monitor adherence to design specifications.  Upon arrival at the Company's manufacturing facilities in Plano, Texas, the components used in the Company's clubs are again checked to ensure consistency with strict design specifications.  Golf clubs are then assembled in Adams Golf's facility by a third party service provider using the appropriate component parts.  The Company has redundant sources of supply for each of the component parts used in the manufacturing of the original Tight Lies.  Components used to manufacture all other product lines are sourced from multiple vendors, many of which are the sole source on specific component parts.  Therefore, for all products other than the original Tight Lies, the Company effectively has a single source of supply.  Substantially all of the Company's fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in Taiwan, China and Mexico.  Both multi-material shafts used in some of the Company's product lines (specifically, the Graphite Tip (GT) shaft and the Bi-Matrix Steel Tip (ST) shaft) are available from a sole supplier, True Temper Sports.  To date, the Company has not experienced any material interruptions in supply from any sole supplier.

Costs of the Company's clubs consist primarily of component parts, including the head, shaft and grip.  To a lesser extent, the Company's cost of goods sold includes contract labor, occupancy and shipping costs in connection with the inspection, testing, assembly and distribution of its products and certain promotional and advertising costs given in the form of additional merchandise as consideration to customers.

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
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	99.9	62.2	68.8	50.8
Gross profit	0.1	37.8	31.2	49.2
Operating expenses:
Research and development expenses	4.8	3.5	3.3	1.7
Sales and marketing expenses	29.5	63.3	28.9	43.5
General and administrative expenses:
Provision for bad debts	2.8	3.2	1.7	1.0
Other	23.7	30.4	17.0	15.1
Settlement expense	--	25.2	--	3.5
Restructuring expense	--	16.5	--	2.3
Total operating expenses	60.8	142.1	50.9	67.1
Interest income (expense), net	(0.8)	1.2	0.1	0.8
Other expense	(0.2)	(0.7)	(0.4)	(0.1)
Loss before income taxes	(61.7)	(103.8)	(20.0)	(17.2)
Income tax expense (benefit)	--	8.2	(1.5)	1.1
Net loss	(61.7) %	(112.0) %	(18.5) %	(18.3) %

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Total net sales increased to $7.0 million for the three months ended September 30, 2002 from $6.3 million for the comparable period of 2001.  The increase is attributable to the introduction of the Tight Lies GT line of fairway woods and drivers partially offset by a reduction in the average unit selling price.  Net sales of drivers increased to $2.1 million, or 30.3% of total net sales, for the three months ended September 30, 2002 from $1.0 million, or 15.7% of total net sales, for the comparable period of 2001.  A large portion of the driver net sales for the three month period ended September 30, 2002 was generated by the recently introduced Tight Lies GT product line.  Net sales of irons increased to $1.3 million, or 18.9% of total net sales, from $1.2 million, or 19.7% of total net sales, for the three month periods ended September 30, 2002 and 2001, respectively.  Net sales of fairway woods decreased to $3.1 million, or 44.9% of total net sales, from $3.8 million, or 61.0% of total net sales, for the three month periods ended September 30, 2002 and 2001, respectively.  The reduction is due primarily to lower net sales of maturing product lines partially offset by $1.1 million of net sales generated from the recently introduced Tight Lies GT fairway woods.  Net sales of the Company's products outside the U.S. decreased to $0.7 million, or 10.7% of total net sales, from $1.0 million, or 15.3% of total net sales, for the three month period ended September 30, 2002 and 2001, respectively.  For the three months ended September 30, 2002, five customers individually represented greater than 5% but less than 10% of total net sales.  Should these or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.

Cost of goods sold increased to $7.0 million, or 99.9% of total net sales, for the three months ended September 30, 2002 from $3.9 million, or 62.2% of total net sales, for the comparable period of 2001.  The increase as a percentage of total net sales is primarily due to an inventory writedown and changes in the product mix to products generating reduced margins. The overall dollar increase in cost of goods sold is primarily attributable to a 16.2% increase in units sold during the comparable periods with the remainder of the increase associated with changes in the product mix.  During the third quarter of 2002, cost of sales was increased by $0.8 million due to an inventory writedown primarily attributable to products launched during or before 2001.  With the adoption of EITF No.00-25 and No. 01-09, both net sales and cost of goods sold include specific promotional expenses related to specific sales initiatives. For the three month periods ended September 30, 2002 and 2001, cost of goods sold includes promotional expenses of $0.2 million and $0.1 million, respectively.  In addition, net sales have been reduced by promotional expenses of $0.6 million and $0.4 million for the three months ended September 30, 2002 and 2001, respectively.

Selling and marketing expenses decreased to $2.1 million for the three months ended September 30, 2002 from $4.0 million for the comparable period in 2001.  The decrease for the three months ended September 30, 2002 compared to the same period of 2001 is primarily the result of a combination of lower compensation and advertising related costs.  Compensation costs were lower by $0.8 million due to the operational restructuring completed during the third and fourth quarters of 2001.  In addition, management has modified its advertising and marketing strategy targeting more cost effective golf related publications and air time rather than the typically more expensive brand-based approach utilized historically.  The result has been a $1.0 million decrease in costs associated with advertising and marketing for the three months ended September 30, 2002 compared to same period of 2001.

General and administrative expenses, including provisions for bad debts, decreased to $1.9 million for the three months ended September 30, 2002 from $2.1 million for the comparable period in 2001.  The decrease in administrative related costs for the three months ended September 30, 2002 compared to the similar period of 2001 is attributable to the Company's operational restructuring executed during the third and fourth quarters of 2001.  As a result of the restructuring, the Company eliminated specific administrative positions as well as scaled back its infrastructure to provide additional cost savings in other areas such as recruiting and other personnel related expense categories totaling $0.1 million.  In addition, with the adoption of SFAS No. 142, amortization expense was reduced by $0.1 million for the three months ended September 30, 2002 compared to the same period of 2001.

Research and development expenses, primarily consisting of costs associated with development of new products, were $0.3 million for the three months ended September 30, 2002 compared to $0.2 million for the same period of 2001.

Settlement expense of $1.6 million recorded in 2001 resulted from a settlement dispute between the Company and Mr. Faldo in regards to his prior professional service agreement.  The Company recognized the present value of $3.0 million contract, which totaled a present value of $2.7 million and was partially offset by $1.1 million of previously accrued royalties.

Restructuring expense of $1.0 million recorded in 2001 is due to the fact that the Company executed an operational restructuring plan which reduced its employee staff by 55 exempt positions primarily associated with the conversion of its sales staff to independent (non-employee) sales representatives and 76 non-exempt positions associated with the outsourcing of the Company's golf club assembly process.

Income tax expense of $0.5 million in 2001 resulted from a tax contingency recognized as an expense and associated accrued liability.  The accrued liability was later reversed in the three months ended June 30, 2002 due to a favorable outcome from the IRS on an audit of tax periods 1997 through 1999.

As a result, the Company reported an operating loss of $4.3 million for the three months ended September 30, 2002 compared to an operating loss of $7.0 million for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Total net sales decreased to $30.7 million for the nine months ended September 30, 2002 from $44.8 million for the comparable period of 2001.  The decrease is attributable to an overall reduction in the average volume sold to most retail accounts as well as a reduction in the average unit selling price.  Net sales of drivers decreased to $8.8 million, or 28.8% of total net sales, for the nine months ended September 30, 2002 from $11.7 million, or 26.2% of total net sales, for the comparable period of 2001.  A large portion of the driver net sales for the nine month period ended September 30, 2002 was generated by the recently introduced Tight Lies GT product line which, however, was offset by lower sales of maturing product lines.  Net sales of irons decreased to $5.0 million, or 16.4% of total net sales, from $11.1 million, or 24.9% of total net sales, for the nine month periods ended September 30, 2002 and 2001, respectively.  Net sales of fairway woods decreased to $14.9 million, or 48.5% of total net sales, from $20.4 million; or 45.5% of total net sales, for the nine month periods ended September 30, 2002 and 2001, respectively.  The reduction is due primarily to lower net sales of maturing product lines partially offset by $7.8 million of net sales generated from the recently introduced Tight Lies GT fairway woods.  Net sales of the Company's products outside the U.S. decreased to $6.0 million, or 19.5% of total net sales, from $8.7 million, or 19.4% of total net sales, for the nine month period ended September 30, 2002 and 2001, respectively.  For the nine months ended September 30, 2002, one customer individually represented greater than 5% but less than 10% of total net sales. Should these or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.

Cost of goods sold increased to $21.1 million, or 68.8% of total net sales, for the nine months ended September 30, 2002 from $22.8 million, or 50.8% of total net sales, for the comparable period of 2001.  The increase as a percentage of total net sales is primarily due to an inventory writedown and changes in the product mix to products generating reduced margins, which is partially offset by a decrease of 7.7% in units sold during the comparable periods.  With the adoption of EITF No.00-25 and No. 01-09, both net sales and cost of goods sold include specific promotional expenses related to specific sales initiatives.  For each of the nine month periods ended September 30, 2002 and 2001, cost of goods sold includes promotional expenses of $0.4 million and $1.1 million, respectively.  In addition, net sales has been reduced by promotional expenses of $1.5 million and $1.4 million for the nine month periods ended September 30, 2002 and 2001, respectively.  The Company anticipates that cost of goods sold as a percentage of total net sales will continue to be at increased levels than has been experienced historically due in part to the overall modest reduction in the average unit selling price and continued price reductions of maturing product lines.

Selling and marketing expenses decreased to $8.9 million for the nine months ended September 30, 2002 from $19.5 million for the comparable period in 2001.  The decrease is primarily the result of lower compensation and advertising related costs. Compensation expenses were lower by $3.2 million due to the operational restructuring completed during the third and fourth quarters of 2001.  In addition, management has modified its advertising and marketing strategy targeting more cost effective golf related publications and air time rather than the typically more expensive brand-based approach utilized historically.  The result has been a $5.5 million decrease in costs associated with advertising and marketing for the nine months ended September 30, 2002 compared to same period of 2001.  As the Company has scaled back its infrastructure, additional cost savings have been achieved in the areas of travel and other personnel related expense categories totaling $0.8 million.

General and administrative expenses, including provisions for bad debts, decreased to $5.8 million for the nine months ended September 30, 2002 from $7.2 million for the comparable period in 2001.  The decrease in administrative related costs for the nine months ended September 30, 2002 compared to the similar period of 2001 is attributable to the Company's operational restructuring executed during the third and fourth quarters of 2001.  As a result of the restructuring, the Company eliminated specific administrative positions which resulted in a reduction of $0.2 million in compensation related costs for the nine months ended September 30, 2002 compared to the same period of 2001.  As the Company has scaled back its infrastructure, additional cost savings have been achieved in the areas of recruiting and other personnel related expense categories totaling $0.3 million.  In addition, a decrease of $0.3 million was a result of local taxes owed in prior years resulting from the conclusion of an audit during the nine months ended September 30, 2001.  With the adoption of SFAS No. 142, amortization expense was reduced by $0.2 million for the nine months ended September 30, 2002 compared to the same period of 2001.

Research and development expenses, primarily consisting of costs associated with development of new products, were $1.0 million and $0.8 million for the nine months ended September 30, 2002 and September 30, 2001, respectively.

Settlement expense of $1.6 million recorded in 2001 resulted from a settlement dispute between the Company and Mr. Faldo in regards to his prior professional service agreement.  The Company recognized the present value of $3.0 million contract, which totaled a present value of $2.7 million and was partially offset by $1.1 million of previously accrued royalties.

Restructuring expense of $1.0 million recorded in 2001 is due to the fact that the Company executed an operational restructuring plan which reduced its employee staff by 55 exempt positions primarily associated with the conversion of its sales staff to independent (non-employee) sales representatives and 76 non-exempt positions associated with the outsourcing of the Company's golf club assembly process

Income tax expense of $0.5 million in 2001 resulted from a tax contingency recognized as an expense and associated accrued liability.  The accrued liability was later reversed in the three months ended June 30, 2002 due to a favorable outcome from the IRS on an audit of tax periods 1997 through 1999.

As a result, the Company reported an operating loss of $5.7 million for the nine months ended September 30, 2002 compared to an operating loss of $8.2 million for the nine months ended September 30, 2001.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $6.6 million at September 30, 2002 from $9.2 million at December 31, 2001.  The decrease is primarily due to cash utilized in operating activities.  During the period, accounts receivable increased $4.5 million.  This was coupled with a decrease in accrued expenses and accounts payable of $0.4 million associated in part with component purchases and compensation related costs.

Working capital decreased at September 30, 2002 to $20.5 million compared to $24.2 million at December 31, 2001.

On March 27, 2001, the Company executed a $10.0 million revolving credit facility with General Electric Capital Corporation, which was set to expire in March 2004.  During the quarter ended September 30, 2001, the Company violated a maximum monthly net loss covenant due primarily to incremental costs associated with the Company's settlement with Nick Faldo and the operational restructuring described in note 3.  In addition, the Company did not comply with the minimum working capital and cash balances required at December 31, 2001.  For both of the covenant violations noted, General Electric Capital Corporation granted the Company a waiver, however, in conjunction with these waivers, on March 28, 2002 the facility was amended.  The amended agreement reduced the maximum amount General Electric Capital Corporation would lend to the Company from $10.0 million to $3.0 million and required the Company to have no outstanding borrowings as of August 31, 2002.   Among other things, the amendment allowed for special revolving credit advances up to the lesser of a borrowing base amount or $3.0 million.  The borrowing base was limited to the sum of (i) the lesser of 50% of eligible accounts receivable or 85% of the estimated net forced liquidation value of the finished goods inventory which underlies the eligible Accounts Receivable, as determined by the lender, plus (ii) 85% of the net forced liquidation value of eligible finished goods inventory, as determined by the lender.  Borrowings outstanding are secured by substantially all of the Company's property and assets.  The Company anticipates either negotiating a new amendment to allow for additional credit with General Electric Capital Corporation similar to the amendment dated March 28, 2002, or pursuing new sources of credit.  As of November 13, 2002, the Company has not formally applied to any financial institution for a replacement credit facility, but had begun discussing options with a variety of potentially interested parties.

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

The amended terms call for borrowings to bear interest at the GE Capital Commercial Paper rate plus 5.75% per year.  At October 14, 2002, the GE Capital Commercial Paper Rate was 1.74%.  The unused portion of the revolving credit facility is subject to a commitment fee of 0.25% per year.  There were no borrowings outstanding under the facility at September 30, 2002.  There were no funds available under the amended facility as of September 30, 2002. As a part of the facility, GE Capital has a secured interest in all of the Company's assets in the event that there were outstanding activity.  In addition, the Company has extended rights to Tom Watson in which he has secondary rights to the Company's assets up to $1.0 million, only to the extent that any GE Capital borrowings have been satisfied.

The Company 's anticipated sources of liquidity over the next twelve months are expected to be cash reserves and projected cash flows from operations.  It is anticipated that operating cash flows and current cash reserves will also fund capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to the Company's operations if cash is needed in other areas of the Company's operations.  In addition, cash flows from operations and cash reserves will be utilized to support ongoing purchases of component parts for the Company's current and future product lines.  The Company anticipates that cash requirements to support current purchasing activities will continue at current levels, taking into consideration the seasonality of the industry and consumer acceptance of the Company's products.  The Company anticipates requiring less cash flow to support discretionary advertising programs as the Company continues to reduce its expenditures in this category as compared to historical trends.  In addition, the Company expects to require less cash flow to support compensation and related expenditures as a result of the operational restructuring executed during 2001.  The expected operating cash flow and current cash reserves are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products that gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken steps to increase the market acceptance of these and its other products.  Accordingly, to remain viable, it is possible that the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings, possibly during the next twelve months.  The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price for the Company's common stock and the state of the capital markets generally, we do not expect that we will be able to raise funds through the issuance of our capital stock in the foreseeable future.  The Company may also find it difficult to secure debt financing.   There can be no assurance that financing will be available when needed on terms favorable to the Company, or at all.  Accordingly, it is possible that our only source of funding is current cash reserves.

If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities; or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition or liquidity.

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

On August 14, 2002, the company was notified that it has failed to regain compliance with the minimum $1.00 bid price requirement.  However, Nasdaq noted that the Company meets the initial listing requirement for the Small Cap Market, which is a stockholders' equity balance of $5 million.  As of June 30, 2002 the Company had exceeded that requirement and Nasdaq will provide the Company with an additional 180 calendar days to maintain a minimum bid price of $1.00 or greater for ten consecutive trading days.  If the Company can not meet the Nasdaq requirements by February 10, 2003, the Company will receive written notification that the securities will be delisted.  The inability to maintain a listing on the Nasdaq Stock Market could adversely affect the ability or willingness of investors to purchase the common stock, which, in turn, would likely severely affect the market liquidity of the Company's securities.  Given the current market price for the Company's common stock, recent notifications by Nasdaq and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock.

Competition

The golf club market is highly competitive.  The Company competes with a number of established golf club manufacturers, some of which have greater financial and other resources.  The Company's competitors include Callaway Golf Company, adidas-Saloman AG (Taylor Made - adidas Golf), Nike, Inc. (Nike Golf), Fortune Brands, Inc. (Titleist and Cobra) and Karsten Manufacturing Company (PING), among others.  The Company competes primarily on the basis of performance, brand name recognition, quality and price.  The Company believes that its ability to market its products through multiple distribution channels, including on- and off- course golf shops and other retailers is important to the manner in which the Company competes.  The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors, including, among others, advertising, media, promotions and product endorsements.  These preferences may also be subject to rapid and unanticipated changes.  The Company could face substantial competition from existing or new competitors who introduce and successfully promote golf clubs that achieve market acceptance.  Such competition could result in significant price erosion or increased promotional expenditures, either of which could have a material adverse effect on the Company's business, operating results and/or financial condition.  There can be no assurance that Adams Golf will be able to compete successfully against current and future sources of competition or that its business, operating results or financial condition will not be adversely affected by increased competition in the market in which it operates.

The golf club industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts.  Due to the success of the Tight Lies fairway woods, several competitors introducing products similar to the Tight Lies fairway woods.  The Company may face competition from manufacturers introducing other new or innovative products or successfully promoting golf clubs that achieve market acceptance.  The failure to successfully compete in the future could result in a material deterioration of customer loyalty and the Company's image, and could have a material adverse effect on the Company's business, results of operations, financial position and/or liquidity.

The introduction of new products by the Company or its competitors can be expected to result in closeouts of existing inventories at both the wholesale and retail levels.  Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices.  As the new GT Line of fairway woods drivers were introduced this year, older product lines such as the Original Tight Lies, Tight Lies ST fairway woods and drivers and Watson wedges experienced reductions in price and were closed out to both wholesale and retail levels.  This close out of various product lines was also a contributing factor to overall reduction in inventory levels as compared to prior periods.

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

Change in Marketing Strategy

Historically, the Company has relied on infomercials or broad, brand-based advertising as the cornerstone of its marketing strategy. During 2001, the Company modified its marketing strategy to focus principally on golf related events.  For the years ended December 31, 2001, 2000 and 1999, the Company spent approximately $7.8 million, $16.6 million and $24.6 million, respectively, on brand based advertising.  The Company has significantly reduced its expenditures in this category as compared to historical periods.  This reduction could have a material adverse effect on the Company's operating results and/or financial condition.  Additionally, there can be no assurances that a decrease in the levels of advertising will not result in a material decline in sales of the Company's products.

Source of Supply

The Company has redundant sources of supply for each of the component parts used in the manufacture of the original Tight Lies.  However, components used to manufacture various product lines are sourced from multiple vendors, some of which are the sole source on specific component parts.  Substantially all of the Company's fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in Taiwan, China and Mexico.   Both multi-material shafts used in some of the Company's product lines, (specifically, Graphite Tip (GT) and Bi-Matrix steel tip (ST) shafts), are available from a sole supplier, True Temper Sports.  The Company has not entered into a long-term supply agreement with any of its component part suppliers, including True Temper Sports.

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

Risks Associated with Intellectual Property

Imitation of popular club design is widespread in the golf industry.  No assurance can be given that other golf club manufacturers will not be able to successfully sell golf clubs that imitate the Company's products without infringing on the Company's copyrights, patents, trademarks or trade dress.  Many of the Company's competitors have obtained patent, trademark, copyright or other protection of intellectual property rights pertaining to golf clubs.  No assurance can be given that the Company will not be adversely affected by the assertion by competitors that the Company's designs infringe on such competitor's intellectual property rights.  This effect could include alteration or withdrawal of the Company's existing products and delayed introduction of new products.

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

In addition to extended payment terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  The Company's inventory balances were $11,133,000 and $17,418,000 at September 30, 2002 and December 31, 2001, respectively.  The decrease in inventory levels is a result of more improved processes over the purchasing, production and distribution timing of new product lines in addition to sales of maturing product lines as a result of lower selling prices.

Certain Risks of Conducting Business Abroad

The Company imports a significant portion of its component parts, including heads, shafts, headcovers, and grips from companies in Taiwan, China and Mexico.  In addition, the Company sells its products to certain distributors located outside the United States.  The Company's international business is currently centered in Canada and Europe and management intends to focus its international efforts through agency and distributor relationships.  The Company's business is subject to the risks generally associated with doing business abroad, such as foreign government relations, foreign consumer preferences, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and exchange rates in countries in which the Company purchases components or sells its products.

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

Forward-Looking Statements

This Quarterly Report contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  The statements include, but are not limited to:  statements concerning the potential benefits to be achieved from our internal restructurings; statements regarding our ability to increase revenues or achieve satisfactory operating performance; statements regarding our future capital requirements and our ability to satisfy our capital needs; including statements regarding our ability to satisfy our cash requirements during the next twelve months, statements regarding our ability to manufacture products commercially acceptable to consumers; statements regarding our ability to source component parts from other suppliers if necessary; and statements using terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe."  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, product development difficulties, manufacturing difficulties; product introductions; market demand and acceptance of products; the impact of changing economic conditions; the future market of our capital stock, the modification of our marketing strategy, our dependence on a limited number of customers; business conditions in the golf industry; reliance on third parties including suppliers; the impact of market peers and their products; the actions of competitors, including pricing, advertising and product development risks concerning future technology; and the impact of operational restructuring on operating results and liquidity and one-time events and other factors detailed in this report under "Business Risks."  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein.  Except as required by federal securities laws, Adams Golf undertakes no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Item 4.  Controls and Procedures

Within 90 days prior to the date of this report, the Company evaluated, under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange act Rule 13a-14.  Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

The Company maintains directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against the Company or its directors and officers.

At this time it is not possible to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, that the Company might incur in connection with the action.  The Company is also not able to estimate the amount, if any, of reimbursements that it would receive from insurance policies should damages with respect to the above actions be incurred.

From time to time, the Company is engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.  However, the Company, based on consultation with legal counsel, is of the opinion that there are no matters pending or threatened which could have a material adverse effect on the Company's financial condition, results of operations and/or liquidity.

Item 5.  Other Information

Subsequent to September 30, 2002, management has decided to realign its current business model with respect to its operating activities in the United Kingdom.  Prior to December 31, 2002, the Company will close the UK subsidiary and the Company expects to record certain costs associated with the wind-down of its current operations in the fourth quarter of 2002.  Expected closure costs are estimated to be $0.8 million.

Item 6(a).  Exhibits

See exhibit index at page 32.

Item 6(b).  Reports on Form 8-K

None

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ADAMS GOLF, INC.

Date: November 13, 2002	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President

Date: November 13, 2002	By: /S/ RUSSELL L. FLEISCHER
Russell L. Fleischer
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

Date: November 13, 2002	By: /S/ PAMELA J. HIGH
Pamela J. High
Controller
(Principal Accounting Officer)

FORM OF CERTIFICATION

For Form 10-Q

Provided in SEC Release 33-1824

CERTIFICATIONS

I, Oliver G. Brewer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Adams Golf, Inc;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 13, 2002	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President

FORM OF CERTIFICATION

For Form 10-Q

Provided in SEC Release 33-1824

CERTIFICATIONS

I, Russell L. Fleischer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Adams Golf, Inc;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 13, 2002	By: /S/ RUSSELL L. FLEISCHER
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

The Quarterly Report on Form 10Q for the quarter ended September 30, 2002 (the "Periodic Report") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 780(d)) and information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

ADAMS GOLF, INC.

Date: November 13, 2002	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President

Date: November 13, 2002	By: /S/ RUSSELL L. FLEISCHER
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