Form 10-K
period 2002-12-31
ADAMS GOLF INC
filed 2003-04-01
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-24583

ADAMS GOLF, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2320087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Delaware Avenue, Suite 572, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated Filer (as defined by Rule 12b-2 of the act)
☐ Yes ☒ No

At June 28, 2002, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $4,394,744 based on the closing sales price of $0.34 per share of the Registrant's Common Stock on the NASDAQ Stock Market.

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, was 22,480,071 on March 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant's definitive proxy statement, which will be filed on or before April 30, 2003, for the annual meeting of stockholders to be held on May 14, 2003.

Item 1. Business

General

Founded in 1987, Adams Golf, Inc (the “Company” or “Adams Golf”) operated initially as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation and today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the Redline fairway woods and drivers, the Tight Lies family of fairway woods and drivers, the Adams Golf Idea irons and i-woods, the Tight Lies GT irons and i-Woods, the Tom Watson signature series of wedges, the GT Spec Putters and accessories.  The Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly owned subsidiaries.

Segments and Products

Adams Golf operates in a single segment within the golf industry (golf clubs and accessories) and offers more than one class of product within that segment.  The Company currently offers the following classes of products:

Drivers

The Company currently offers a variety of different models based on the shape, size and material used in the club head.  The Company's current driver heads are made of titanium and stainless steel depending on the model.  The Company recently introduced, as of January 2003, the Redline model which offers a 460cc titanium head that is designed to maximize the distance, forgiveness and accuracy of the drive.  The Redline is available in a variety of lofts and with a 60-gram graphite shaft.  In addition to the new Redline, Adams Golf continues to offer the GT 363 and ST 363 models, with a 363cc traditional shaped titanium head and high performance face, which are designed to deliver maximum distance and increased control for off-center shots.  The GT 363 is available in both a traditional graphite shaft and in Adams Golf's proprietary graphite tipped (GT) shaft.  The ST 363 driver is offered with True Temper Sports' BiMatrx  steel tipped shaft or the traditional graphite shaft.

Fairway Woods

The Company currently offers a variety of fairway wood designs, all of which incorporate the "upside down" head shape of the Company's most successful product line to date, the Tight Lies fairway woods.  The Company recently introduced its new Redline fairway wood product line.  The Redline wood is a titanium head with a high performance face designed to offer explosive distance and ease in hitting from all lies.  Redline woods are offered in a variety of lofts with a 75-gram graphite shaft.  The Company also offers the Tight Lies GT stainless steel fairway woods line, which incorporate a "thin-faced" design to deliver maximum distance and playability.  The Tight Lies GT fairway woods are currently offered with either a traditional graphite shaft or a proprietary graphite tipped (GT) shaft.  The Tight Lies ST fairway woods feature a 17-4 stainless steel head that is offered with the True Temper steel-tipped BiMatrx shaft or a traditional graphite shaft.  The Company also offers the Tight Lies Idea i-Wood and the GT i-Wood, which are hybrid utility clubs designed to combine the distance of a long iron with the playability of a fairway wood.  The Company also continues to offer its original Tight Lies fairway woods.

Irons, Wedges and Other

Adams Golf recently introduced the new iron concept coined “Idea Irons”, which is designed as an optimal long, mid and short irons, and has been integrated to work together to maximize ideal distance and forgiveness.  The long irons are the Idea i-wood, which is a hybrid club of part iron and part wood, and was designed to combine the fairway wood distance with the control and accuracy of an iron.  The mid irons are oversized hollow back irons with the center of gravity placed low and to the back to deliver distance and accuracy.  The short irons are oversized cavity back irons, which are designed for maximum control and feel.  This hybrid set of Idea irons was designed to be truly easy to hit.  The Company also offers the Performance and Ultimate models of the GT irons, which features a graduated offset and center of gravity through the set to provide increased distance and maximum forgiveness for off-center shots.   As a complement to the Tight Lies GT irons, Adams Golf offers the Tom Watson signature wedges with a classic profile available with the Company's proprietary graphite tipped (GT) shaft designed to provide increased feel and playability.  In addition, the Company offers  the GT Spec line of putters featuring a milled face and body cast from soft stainless steel.  These putters are designed to provide a better feeling, more consistent path to the hole through the use of heavier head weights and the addition of the Company's graphite tipped (GT) shafts.  The Company also offers a line of golf bags and other accessories.

Percentage of Net Sales by Product Class

	2002	2001	2000

Drivers	26.2%	25.4%	23.3%
Fairway Woods	47.5	46.4	71.8
Irons, Wedges and Other	26.3	28.2	4.9

Total	100.0%	100.0%	100.0%

The Company's growth and ultimate success depends, in large part, on its ability to develop and introduce new products that are accepted by consumers in the marketplace.  Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection.  Certain products introduced by the Company have not met the level of consumer acceptance anticipated by management.  No assurance can be given that the Company will be able to continue to design, manufacture and introduce new products that will meet with market acceptance.  Failure by the Company to identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company's future growth and viability.  Additionally, successful technologies, designs and product concepts are likely to be copied by competitors.  Certain of the Company's products and technologies have been copied by competitors in the past, resulting in, among other things, the diversion of management's attention, confusion in the marketplace and price/margin erosion.  The Company's operating results have fluctuated and could continue to fluctuate as a result of the number, timing and market acceptance of new product introductions by the Company and its competitors.

Design and Development

The Company's design and development team is responsible for developing, testing and introducing new technologies and product designs.  This team is currently led by Tim Reed, Vice President-Research and Development.  Prior to joining the Company, Mr. Reed, spent over 18 years in the golf industry and, most notably, was responsible for all new product introductions at TearDrop Golf Company, which included TearDrop Putters and Tommy Armour and Ram brand golf clubs.  Barney Adams, the Company's founder, Chairman and inventor of the Tight Lies fairway woods, actively participates and consults with Adams Golf's in-house design development team.

Together with management, the design and development team engages in a four-step process to create new products.

Market Evaluation - Prior to development of any potential concepts, the Company's management team, in conjunction with the design and development team, performs an extensive evaluation of the current golf market to determine which particular product classes the Company will pursue for concept development.  As a part of the market evaluation, the Company analyzes its current product offerings against current and anticipated competitor products with respect to consumer preferences.  To determine consumer preferences, the Company utilizes its independent sales force, consumer surveys and market intelligence tools that solicit product and design characteristics desired by consumers.  Once the consumer product and design characteristics are determined and evaluated, management and the design and development team determine the product classes and types of products that will be pursued for the upcoming season.

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

Patent Review - The Company considers patent protection for its technologies and product designs to be an important part of its development strategy; however, the Company may not seek patent protection for some of its technologies or product designs.  The Company and its patent attorneys conduct a search of prior art and existing products to determine whether a new product idea may be covered by an existing patent.  Patent review, depending upon the complexity of the design involved, generally requires between 3 and 18 months to complete; however, this stage of product development typically occurs in conjunction with one or more of the other three R&D steps.

Development - Concurrent with the patent review process, the design and development team begins to develop computer generated working designs incorporating the desired performance characteristics, which are then modeled using in-house rapid prototyping systems.  During the development phase, substantial consideration is also given to the optimal shaft performance, cosmetics and sound characteristics.  Once prototypes are developed, they are subjected to stringent iterative testing requirements to determine if the product will deliver the desired performance.  In certain circumstances, prototypes are distributed to consumers to solicit feedback with respect to specific product performance characteristics and intangible consumer perception.  Using consumer feedback, subsequent modifications are made to the products to achieve the performance requirements desired by the identified target market.  The Company then solicits official USGA approval.  Once approved, the product is considered for commercial release.

Historically, the entire process from Market Evaluation through Development has taken from six to twelve months to complete.

The Company's research and development expenses were approximately $1,367,000, $1,008,000 and $2,083,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Patents

The Company's ability to compete effectively in the golf club market will depend, in large part, on its ability to maintain the proprietary nature of its technologies and products.  The Company currently holds 21 U.S. patents relating to certain of its products and proprietary technologies and has four patent applications pending.  Assuming timely payment of maintenance fees, if any, the Company expects that the 21 currently issued patents will expire on various dates between 2009 and 2016.  The Company holds patents with respect to the design of the Tight Lies fairway wood, the SC Series driver, the Tight Lies GT irons, including the Company's graphite tipped (GT) shaft, and the Tight Lies ST fairway wood and driver heads.  There can be no assurance, however, as to the degree of protection afforded by these or any other patents held by the Company or as to the likelihood that patents will be issued from the pending patent applications.  Moreover, the Company's patents may have limited commercial value or may lack sufficient breadth to adequately protect the aspects of the Company's products to which the patents relate.  The Company currently holds six foreign patents and has eleven foreign patent applications pending.  The U.S. patents held by the Company do not preclude competitors from developing or marketing products similar to the Company's products in international markets.

There can be no assurance that competitors, many of whom have substantially greater resources than the Company and have made substantial investments in competing products, will not apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make and sell its products.  The Company is aware of numerous patents held by third parties that relate to products competitive to the Company's.  There is no assurance that these patents would not be used as a basis to challenge the validity of the Company's patent rights, to limit the scope of the Company's patent rights, or to limit the Company's ability to obtain additional or broader patent rights.  A successful challenge to the validity of the Company's patents may adversely affect the Company's competitive position.  Moreover, there can be no assurance that such patent holders or other third parties will not claim infringement by the Company with respect to current and future products.  Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually issue with claims that may be infringed by the Company's products or technologies.  The defense and prosecution of patent suits is costly and time-consuming, even if the outcome is favorable.  This is particularly true in foreign countries where the expenses associated with such proceedings can be prohibitive.  An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require the Company and others to cease selling products, or require disputed rights to be licensed from third parties.  Such licenses may not be available on satisfactory terms, if at all.

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

Raw Materials, Manufacturing and Assembly

The Company manages all stages of manufacturing, from sourcing to assembly, in order to maintain a high level of product quality and consistency.  The Company establishes product specifications, selects the material used to produce the components, and tests the specifications of components received by the Company.

As a part of its operational restructuring executed in 2001, the Company elected to outsource substantially all of its assembly processes to a third-party service provider.  The service provider is compensated on a per piece basis for each golf club assembled and is allowed to utilize certain equipment and production space previously utilized by the Company for its internal assembly processes.  All products assembled by the service provider continue to be subject to the same quality control and product specification requirements previously instituted by the Company.  Management believes that, in addition to certain other benefits, outsourcing its assembly process to a third party reduces costs associated with seasonal production requirements, in addition to providing certain other benefits.

As part of the Company's quality control program, the Company has reviewed the quality assurance programs at the manufacturing facilities of its component part suppliers to monitor adherence to design specifications.  Upon arrival at the Company's facilities in Plano, Texas, the components used in the Company's clubs are again checked to ensure consistency with strict design specifications.  Golf clubs are then assembled using the appropriate component parts.

The Company has redundant sources of supply for each of the component parts used in the assembly of the original Tight Lies.  Components used to manufacture all other product lines are sourced from multiple vendors, many of which are the sole source on specific component parts.  Therefore, for all products other than the original Tight Lies, the Company effectively has a single source of supply.  Substantially all of the Company's fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in Taiwan, China and Mexico.  Both multi-material shafts used in some of the Company's product lines (specifically, the Graphite Tip (GT) shaft and the BiMatrx Steel Tip (ST) shaft) are available from a sole supplier, True Temper Sports.  To date, the Company has not experienced any material interruptions in supply from any sole supplier.

The Company could, in the future, experience shortages of components or periods of increased price pressures, which could have a material adverse effect on the Company's business, results of operations, financial position and/or liquidity.  To date, the Company has not experienced any material interruptions in supply from any sole supplier.

Marketing

The goals of the Company's marketing efforts are to build its brand identity and drive sales through its retail distribution channels.  To accomplish these goals, Adams Golf currently uses endemic, golf-specific advertising, engages in promotional activities, and capitalizes on its relationships with well known professional golfers.

Endemic Advertising - The Company's primary advertising efforts focus on endemic advertising, primarily through golf-specific media.  This advertising includes television commercials that run during major golf tournaments and golf related programs; newspaper, magazine and radio ad campaigns; the sponsorship of a developmental professional tour; and the sponsorship of selected golf tournaments.

Promotional Activities - The Company engages in a variety of promotional activities to sell and market its products.  Such activities have included consumer sweepstakes; promotional giveaways with certain purchases, including items such as instructional videos, gift packaging and golf bags; and other promotional campaigns.

Relationships with Professional Golfers - The Company has entered into endorsement contracts with professional golfers on the PGA and Champions PGA Tours and believes that having a presence on these tours promotes the image of its product lines and builds brand awareness.  In August 1999, the Company entered into a five year endorsement agreement with Tom Watson, which was renegotiated in September of 2002 and will expire on August 31, 2004.  Under the terms of the agreement, Mr. Watson is entitled to an annual retainer, options to purchase shares of the Company's stock and bonuses contingent on the levels of his performance in televised golf events.  In exchange for the compensation noted above, Mr. Watson must meet and maintain certain performance requirements, which include, but are not limited to, exclusive use of the Company's products, participation in a minimum number of events and feedback on performance of the Company's products.  In addition to the agreement with Mr. Watson, the Company has entered into endorsement agreements with other well-known professionals such as Bruce Lietzke, Larry Nelson, Sammy Rachels, Walter Hall, Allen Doyle and Jose Maria Canizares, which expire at various dates through 2004 and require the use of certain of the Company's products.  The Company also had an endorsement from Hank Haney, which expired February 28, 2003, and the Company is currently in discussions with Mr. Haney for future endorsement opportunities.  This endorsement required Mr. Haney to exclusively use the Company's products, make a minimum number of appearances and provide feedback on performance of the Company's products.

Markets and Methods of Distribution

The Company's net sales are primarily derived from sales to on- and off- course golf shops and sporting goods retailers and, to a lesser extent, international distributors.  No assurances can be given that demand for the Company's current products or the introduction of new products will allow the Company to achieve historical levels of sales in the future.

Sales to Retailers - The Company sells a majority of its products to selected retailers.  The Company believes its selective retail distribution strategy helps its retailers maintain profitable margins and maximize sales of the Company's products.  For the year ended December 31, 2002, sales to retailers accounted for approximately 82% of the Company's total net sales, as compared to approximately 81% for the year ended December 31, 2001.  As products mature and are closed out, they are then sold to alternative channels of distribution, which are not in direct competition with selected retailers for premier product lines.

Adams Golf maintains a field sales staff that at March 14, 2003 consisted of 44 independent sales representatives, three regional vice presidents and a regional sales manager who are in regular personal contact with the Company's retail accounts (approximately 4,000 retailers).  These sales representatives, sales managers and regional vice presidents are supported by six inside sales representatives who maintain contact with the Company's retailers nationwide.  The inside sales representatives also serve in a customer service capacity as the Company believes that superior customer service can significantly enhance its marketing efforts.

International Sales - International sales are made primarily in Europe, Canada and Japan.  International sales in Canada are made through an agency relationship established in the latter part of 2000.  Commencing January 1, 2002, sales to Japan were made through an independent distributor.  Prior to that date, sales were made through a wholly-owned subsidiary of the Company.  Prior to October 31, 2002, sales to the United Kingdom were made through a wholly-owned subsidiary; however, based on a realignment of the Company's business model, this subsidiary has been closed.  International sales to other countries throughout the world are made through a network of approximately 40 independent distributors.  For the year ended December 31, 2002, 2001 and 2000, international sales accounted for approximately 18.3%, 19.3% and 16.1%, respectively, of the Company's net sales.

Web Site - The Company maintains a Web site at www.adamsgolf.com, which allows the visitor to access certain information about the Company's products and to locate retailers.  The Company does not currently sell its products via its Web site.

Unauthorized Distribution of Counterfeit Clubs

Despite the Company's efforts to limit its distribution to selected retailers, some quantities of the Company's products have been found in unapproved outlets or distribution channels.  The existence of a "gray market" in the Company's products can undermine the sales of authorized retailers and foreign wholesale distributors who promote and support the Company's products and can injure the Company's image in the minds of its customers and consumers.  Adams Golf makes efforts to limit or deter unauthorized distribution of its products, but does not believe the unauthorized distribution of its products can be totally eliminated.  The Company does not believe that the unauthorized distribution of its clubs has had, or will have, a material adverse effect on the Company's results of operations, financial condition or competitive position, although there can be no assurance as to future results.

In addition, the Company is occasionally made aware of the existence of counterfeit copies of its golf clubs particularly in foreign markets.  The Company takes action in these situations through local authorities and legal counsel where practical.  The Company does not believe that the availability of counterfeit clubs, has had or will have, a material adverse effect on the Company's results of operations, financial condition or competitive position, although there can be no assurance as to future results.

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

In addition to extended payment terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  The Company's inventory balances were approximately $9,127,000 and $17,418,000 at December 31, 2002, and 2001, respectively.  The decrease in the year end inventory levels is a result of improved processes over the purchasing, production and distribution timing of new product lines in addition to the closeout of maturing product lines at reduced selling prices.

Major Customers

The Company is currently dependent on thirteen customers, which collectively comprised approximately 35.9% of net revenues for the year ended December 31, 2002.  Of these customers one customer individually represents greater than 5% of net revenues for the year ended December 31, 2002, and no customers represent greater than 10% of net revenues for the year ended December 31, 2002.  For the year ended December 31, 2001, nine customers comprised approximately 28.5% of net revenue, of which only three customers represented greater than 5% but less than 10%.  For the year ended December 31, 2000, a small number of customers comprised approximately 24.0% of net revenue, of which only two customers represented greater than 5% but less than 10%.  The loss of an individual or a combination of these customers would have a material adverse effect on consolidated revenues.

Seasonality and Quarterly Fluctuations

Golf generally is regarded as a warm weather sport and net sales of golf equipment have been historically strongest for the Company during the first and second quarters, which ensures adequate levels of inventory at retail locations for the golf season.  In addition, net sales of golf clubs is dependent on discretionary consumer spending, which may be affected by general economic conditions.  A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on the Company's business, operating results and financial condition.  In addition, the Company's future results of operations could be affected by a number of other factors, such as unseasonable weather patterns; market acceptance and demand for the Company's existing and future products, new product introductions by the Company's competitors, competitive pressures resulting in lower than expected selling prices, and the volume of orders that are received and that can be fulfilled in a quarter.  Any one or more of these factors could adversely affect the Company's business, operating results and financial condition, or result in the Company failing to achieve its expectations as to future sales or operating results.

Because most operating expenses are relatively fixed in the short term, the Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could have a material adverse affect on quarterly results of operations and liquidity.  If technological advances by competitors or other competitive factors require the Company to invest significantly greater resources than anticipated in research and development or sales and marketing efforts, the Company's business, operating results or financial condition could be materially adversely affected.  Accordingly, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as an indication of future performance.  In addition, the results of any quarter are not indicative of results to be expected for a full fiscal year.  As a result of fluctuating operating results or other factors discussed above and below, in certain future quarters the Company's results of operations may be below the expectations of public market analysts or investors.  In such event, the market price of the Company's common stock could be materially adversely affected.

Backlog

The amount of the Company's backlog orders at any particular time is affected by a number of factors, including seasonality and scheduling of the manufacturing and shipment of products.  At March 14, 2003, the Company had $1,736,000, or 4.6% of total net sales for 2002, of orders on backlog as compared to $297,000 at March 14, 2002.  The current increase in backlog is primarily a result of initial demand for the Company's new Idea Irons and Redline fairway woods and drivers, which were recently launched in the fourth quarter of 2002 and first quarter 2003, respectively.  Management does not anticipate that a significant level of orders will remain unfilled within the current fiscal year.  Management has concluded that, for this purpose, a backlog of greater than 5% of total annual net sales would be significant.   In addition, the Company believes that the amount of its backlog is not an appropriate indicator of levels of future sales.

Competition

The golf club market is highly competitive.  The Company competes with a number of established golf club manufacturers, some of which have greater financial and other resources.  The Company's competitors include Callaway Golf Company, adidas-Saloman AG (Taylor Made - adidas Golf), Nike, Inc. (Nike Golf), Fortune Brands, Inc. (Titleist and Cobra) and Karsten Assembly Company (PING), among others.  The Company competes primarily on the basis of performance, brand name recognition, quality and price.  The Company believes that its ability to market its products through multiple distribution channels, including on- and off- course golf shops and other retailers, is important to the manner in which the Company competes.  The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors, including, among others, advertising, media, promotions and product endorsements.  These preferences may also be subject to rapid and unanticipated changes.  The Company could face substantial competition from existing or new competitors who introduce and successfully promote golf clubs that achieve market acceptance.  Such competition could result in significant price erosion or increased promotional expenditures, either of which could have a material adverse effect on the Company's business, operating results and/or financial condition.  There can be no assurance that Adams Golf will be able to compete successfully against current and future sources of competition or that its business, operating results or financial condition will not be adversely affected by increased competition in the market in which it operates.

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

The introduction of new products by the Company or its competitors can be expected to result in closeouts of existing inventories at both the wholesale and retail levels.  Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices.  As the new GT Line of fairway woods and drivers were introduced this year, older product lines such as the original Tight Lies and  Tight Lies ST fairway woods and drivers experienced reductions in price and were closed out to both wholesale and retail levels.  This closeout of various product lines was also a contributing factor to the overall reduction in inventory levels as compared to prior periods.

Domestic and Foreign Operations

Domestic and foreign net sales for the year ended December 31, 2002, 2001 and 2000 are comprised as follows:

	2002		2001		2000

Domestic	$30,995,000	81.7%	$38,455,000	80.7%	$34,968,000	83.9%
Foreign	6,922,000	18.3	9,200,000	19.3	6,709,000	16.1

Total	$37,917,000	100.0%	$47,655,000	100.0%	$41,677,000	100.0%

In April 2001, the Emerging Issues Task Force ("EITF") finalized its consensus on Issues No.00-25 and No. 01-09 which states that certain promotional and advertising costs given in the form of cash or credit as consideration to customers should be classified as a reduction in net sales.  In addition, certain promotional and advertising costs given in the form of additional merchandise as consideration to customers should be classified as cost of goods sold.  Prior to 2002, the Company previously included these costs in "selling and marketing" expenses.  The Company's Statements of Operations for the year ended December 30, 2001 and 2000 have been reclassified to reflect the classification required by EITF Issues No. 00-25 and No. 01-09.  Consistent with the EITF consensus, domestic  net sales have been reduced by $1,514,000 and $772,000 for the years ended December 31, 2001 and 2000, respectively, in connection with certain credits provided by the Company to its customers for promotional and advertising costs.

Employees

At March 14, 2003, the Company had 69 full-time employees including 23 engaged in order fulfillment, 9 in research and development and quality control, 7 in sales support and 30 in management and administration.  The Company's employees are not unionized.  Management believes that its relations with its employees are good.

Item 2. Properties

The Company's administrative offices and assembly facilities currently occupy approximately 86,000 square feet of space in Plano, Texas.  This facility is leased by the Company pursuant to a lease agreement expiring in 2004 and may be extended for an additional five years.  The Company maintains the right to terminate the lease if it moves to a larger facility owned by the current lessor.  The Company believes that these facilities will be sufficient for the foreseeable future.

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

The Company maintains directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against the Company and/or its directors and officers.

At this time it is not possible to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, that the Company might incur in connection with the action.  The Company is also not able to estimate the amount, if any, of reimbursements that it would receive from insurance policies should damages with respect to the above actions be incurred.

In January 2001, the Company was notified that it was part of an investigation by the Federal Trade Commission ("FTC") concerning practices surrounding manufacturers' minimum advertised price policies and Internet retailers.  The Company has yet to receive any additional correspondence beyond the initial request for information submitted in January 2001.  Management does not anticipate future inquiries regarding the matter and in that context does not anticipate any potential liability.  No assurance can be given that the FTC will not continue to assess the competitive landscape of the industry and direct future inquires to the Company.  Given those circumstances, no assurance can be given that the future inquiries by the FTC will not have a material adverse effect on the Company's results of operations, financial condition, or competitive position.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is currently listed and traded on the Nasdaq SmallCap Market under the symbol "ADGO".  The prices in the table below represent, for the periods indicated, the quarterly high and low sales price for Adams Golf, Inc. common stock as reported by the Nasdaq SmallCap Market.  All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low

2002

First Quarter	$0.750	$0.340
Second Quarter	0.660	0.340
Third Quarter	0.390	0.180
Fourth Quarter	0.390	0.200

2001

First Quarter	$1.906	$0.375
Second Quarter	1.711	0.586
Third Quarter	0.953	0.250
Fourth Quarter	0.555	0.281

On March 14, 2003, the last reported sale price of the common stock on the Nasdaq SmallCap Market was $0.38 per share.  At March 14, 2003, Adams Golf, Inc. had approximately 5,000 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

No dividends have been declared or paid relating to the Company's common stock, nor does the Company anticipate declaring dividends in the foreseeable future.

On July 30, 2001, the Company was notified by Nasdaq that it had failed to maintain the minimum $1.00 bid price requirement for 30 consecutive trading days and that the 90 day "cure-period" for which the Company's stock would need to satisfy the minimum bid requirement of $1.00 for ten consecutive trading days had begun.  Given the events of September 11, 2001 in New York City and Washington D.C., Nasdaq provided temporary relief with respect to the minimum bid price requirement until January 2, 2002 and suspended the Company's 90-day cure period initiated on July 30, 2001.  Effective January 2, 2002, Nasdaq reinstated the minimum bid price requirement and on February 14, 2002, again notified the Company that it had failed to meet the minimum $1.00 bid price for 30 consecutive trading days and that the 90 day "cure period" had been initiated.

On February 6, 2002 and for a one year period thereafter, the SEC approved a pilot program modifying the minimum bid price grace period for the Nasdaq SmallCap Market.  Under the program, the Company could elect to phase down from the Nasdaq National Market to the SmallCap Market at the expiration of the 90 day National Market "cure period" at which time the Company would receive an additional 90 days to achieve the minimum bid requirement of $1.00 for ten consecutive trading days.  Should the Company be unable to achieve the minimum bid requirement while continuing to demonstrate compliance with the core initial listing standards of the Nasdaq SmallCap Market of either (i) net income of $750,000, (ii) stockholders' equity of $5 million or (iii) market capitalization of $50 million, the Company would be afforded an additional 180 day grace period to regain compliance.  Should the Company be unable to regain compliance, the Company's common stock would be delisted from the Nasdaq SmallCap Market at which time it could be eligible to trade on the electronic bulletin board, rather than either the Nasdaq National Market or SmallCap Market systems.  Effective June 10, 2002 the Company elected to phase down and is currently listed on the Nasdaq SmallCap Market.

On August 14, 2002, the Company was notified that it had failed to regain compliance with the minimum $1.00 bid price requirement.  However, since the Company did meet the initial listing requirement for the Small Cap Market as of June 30, 2002, specifically stockholders' equity of $5 million, Nasdaq provided the Company with an additional grace period of 180 calendar days in which to maintain a minimum bid price of $1.00 or greater for ten consecutive trading days.  If the Company could not meet the Nasdaq requirements by February 10, 2003, the Company would receive written notification that the securities would be delisted.

As of February 10, 2003, the Company was unable to maintain a minimum bid price of $1.00 for ten consecutive days.  On March 18, 2003, Nasdaq notified the Company that it will be provided with an additional 90 days, or until May 12, 2003, to regain compliance.

If , by  May 12, 2003, the bid price of the Company's common stock does not close at $1.00 per share or more for a minimum of ten consecutive trading days, Nasdaq will then provide written notification that the Company's stock will be delisted.  No assurance can be made that the Company will be able to attain a minimum bid price of $1.00 for a minimum of ten consecutive trading days.

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

Equity Plan Compensation Information:

The following table sets forth information as of December 31, 2002 regarding compensation plans under which the Company's equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,229,180	$0.63	2,410,341
Equity compensation plans not approved by security holders	------	-----	------
Total	3,229,180	$0.63	2,410,341

Item 6. Selected Financial Data

The selected financial data presented below is derived from the Company's consolidated financial statements for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.  The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and related notes, and other financial information included elsewhere in this document.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)

Consolidated Statements of Operations Data:

Net Sales(1)	$37,917	$47,655	$41,677	$54,652	$85,989

Operating income (loss)	(8,903)	(13,185)	(38,509)	(18,735)	18,500

Net income (loss)	$(8,925)	$(13,409)	$(37,241)	$(10,589)	$12,510

Income (loss) per common share (2) - basic and diluted	$(0.40)	$(0.60)	$(1.66)	$(0.47)	$0.61

Weighted average common shares (2):

Basic	22,480	22,480	22,480	22,480	20,435

Diluted	22,480	22,480	22,480	22,480	20,677

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)

Consolidated Balance Sheet Data:

Total assets	$26,438	$34,810	$47,786	$83,210	$96,906

Total debt (including current maturities)	--	--	--	--	175

Stockholders' equity	$19,476	$27,622	$41,252	$78,371	$88,190

______________________

(1)	See Note 1 (t) of Notes to Consolidated Financial Statements for information concerning reclassification of certain promotional and advertising costs
(2)	See Note 1 (k) of Notes to Consolidated Financial Statements for information concerning the calculation of income (loss) per common share and weighted average common shares outstanding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Founded in 1987, Adams Golf initially operated as a components supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation, and today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs including the Redline fairway woods and drivers, the Tight Lies family of fairway woods and drivers, the Adams Golf Idea irons and i-Woods, the Tight Lies GT irons and i-Woods, the Tom Watson signature series of wedges, the GT Spec Putters and accessories.

The Company's net sales are primarily derived from sales to on- and off- course golf shops and sporting goods retailers and, to a lesser extent, international distributors.  No assurances can be given that demand for the Company's current products or the introduction of new products will allow the Company to achieve historical levels of sales in the future.

The Company manages all stages of manufacturing, from sourcing to assembly, in order to maintain a high level of product quality and consistency.  The Company establishes product specifications, selects the material used to produce the components, and tests the specifications of all components received by the Company.

As a part of the Company's quality control program, the Company has reviewed the quality assurance programs at the manufacturing facilities of its component parts suppliers to monitor adherence to design specifications.  Upon arrival at the Company's facilities in Plano, Texas, the components used in the Company's clubs are again checked to ensure consistency with strict design specifications.  Golf clubs are then assembled in Adams Golf's facility by a third party service provider using the appropriate component parts.  The Company has redundant sources of supply for each of the component parts used in the assembly of the original Tight Lies fairway woods.  Components used to manufacture all other product lines are sourced from multiple vendors, many of which are the sole source on specific component parts.  Therefore, for all products other than the original Tight Lies, the Company effectively has a single source of supply.  Substantially all of the Company's fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in Taiwan, China and Mexico.  Both multi-material shafts used in some of the Company's product lines (specifically, the Graphite Tip (GT) shaft and the BiMatrx Steel Tip (ST) shaft) are available from a sole supplier, True Temper Sports.  To date, the Company has not experienced any material interruptions in supply from any sole supplier.

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

In April 2001, the Emerging Issues Task Force ("EITF") finalized its consensus on Issues No.00-25 and No. 01-09 which states that certain promotional and advertising costs given in the form of cash or credit as consideration to customers should be classified as a reduction in net sales.  In addition, certain promotional and advertising costs given in the form of additional merchandise as consideration to customers should be classified as cost of goods sold.  Prior to 2002, the Company previously included these costs in "selling and marketing" expenses.  The Company's Statements of Operations for the year ended December 30, 2001 and 2000 have been reclassified to reflect the classification required by EITF Issues No. 00-25 and No. 01-09.  Consistent with the EITF consensus, domestic net sales have been reduced by $1,514,000 and $772,000 for the years ended December 31, 2001 and 2000, respectively, in connection with certain credits provided by the Company to its customers for promotional and advertising costs.  In addition, for the years ended December 31, 2001 and 2000, cost of goods sold includes $1,203,00 and $773,000, respectively, in connection with certain merchandise incentives provided by the Company to its customers of promotional and advertising costs given in the form of additional merchandise.

Critical Accounting Policies and Estimates

Inventories

Inventories are valued at the lower of cost or market and primarily consist of finished golf clubs and component parts.  Cost is determined using the first-in, first-out method.  The inventory balance, which includes material, labor and assembly overhead costs, is recorded net of an estimated allowance for obsolete inventory.  The estimated allowance for obsolete inventory is based upon management's understanding of market conditions and forecasts of future product demand.  If the actual amount of obsolete inventory significantly exceeds the estimated allowance, the Company's costs of goods sold and gross profit would be significantly adversely affected.

Revenue Recognition

The Company recognizes revenue when the product is shipped, at that time the title and risk of loss transfer to the customer, and collectability is reasonably assured.  Collectability is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.  Additionally, an estimate of product returns and warranty costs are recorded when revenue is recognized.  Estimates are based on historical trends taking into consideration current market conditions.  The Company also records estimated reductions in revenue for sales programs such as co-op advertising and spiff incentives.   If actual sales returns and sales programs significantly exceed the recorded estimated allowances, the Company’s sales would be adversely affected.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, the customer’s financial condition and current economic conditions.  If a significant number of customers with significant receivable balances in excess of the allowance fail to make required payments, the Company’s operating results would be significantly adversely affected.

Product Warranty

The Company's golf equipment is sold under warranty against defects in material and workmanship for a period of one year with the exception of the graphite tipped (GT) and BiMatrx steel tipped (ST) shafts which carry a five year warranty.  An allowance for estimated future warranty costs is recorded in the period products are sold.  In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through December 31, 2002 will be realized.  Accordingly, the Company has recognized a valuation allowance equal to the entire deferred income tax asset.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  As of December 31, 2002, there was no impairment of long-lived assets.

Results of Operations

The following table sets forth operating results expressed as a percentage of net sales for the periods indicated

	Years Ended December 31,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.4	53.8	49.1

Gross profit	30.6	46.2	50.9
Operating expenses:
Research and development expenses	3.6	2.1	5.0
Selling and marketing expenses	29.0	45.8	85.4
General and administrative expenses:
Provision for bad debts	1.7	1.3	10.7
Other	17.5	17.9	23.8
Settlement expense	--	3.3	--
Restructuring expense	2.2	3.5	--
Write-off of prepaid Professional Services Agreement	--	--	18.5

Total operating expenses	54.0	73.9	143.3

Operating loss	(23.4)	(27.7)	(92.4)
Interest income, net	0.1	0.8	3.2
Other income (expense), net	(0.6)	(0.1)	0.4

Loss before income taxes	(23.9)	(26.9)	(88.8)
Income tax expense (benefit)	(0.4)	1.2	0.6

Net loss	(23.5)%	(28.1)%	(89.4)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Total net sales decreased to $37.9 million for the year ended December 31, 2002 from $47.7 million for the comparable period of 2001.  Although the Company experienced an increase in units sold during 2002, the overall decrease in net sales is attributable to an overall reduction in the average unit selling price.  Net sales of drivers decreased to $9.9 million, or 26.2% of total net sales, for the year ended December 31, 2002 from $12.1 million, or 25.4% of total net sales, for the comparable period of 2001.  A large portion of the driver net sales for the year ended December 31, 2002 was generated by the recently introduced Tight Lies GT product line which was offset by lower sales of maturing product lines.  Net sales of irons decreased to $7.5 million, or 19.8% of total net sales, from $12.1 million, or 25.4% of total net sales, for the years ended December 31, 2002 and 2001, respectively.  Net sales of fairway woods decreased to $18.0 million, or 47.5% of total net sales, from $22.1 million, or 46.4% of total net sales, for the years ended December 31, 2002 and 2001, respectively.  The reduction is due primarily to lower net sales of maturing product lines partially offset by $8.4 million of net sales generated from the recently introduced Tight Lies GT fairway woods.  For the year ended December 31, 2002, one customer individually represented greater than 5% but less than 10% of total net sales.  Should this customer or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.

Net sales of the Company's products outside the U.S. decreased to $6.9 million, or 18.3% of total net sales, from $9.2 million, or 19.3% of total net sales, for the years ended December 31, 2002 and 2001, respectively.

Cost of goods sold increased to $26.3 million, or 69.4% of total net sales, for the year ended December 31, 2002 from $25.6 million, or 53.8% of total net sales, for the comparable period of 2001.  The increase as a percentage of total net sales is primarily due to an inventory writedown of $0.6 million, changes in the product mix to products generating reduced margins, and closeout sales of maturing product lines resulting in reduced margins.  With the adoption of EITF No.00-25 and No. 01-09, both net sales and cost of goods sold include specific promotional expenses related to specific sales initiatives.  For each of the years ended December 31, 2002 and 2001, cost of goods sold includes promotional expenses of $0.8 million and $1.2 million, respectively.  In addition, net sales has been reduced by promotional expenses of $1.9 million and $1.5 million for the years ended December 31, 2002 and 2001, respectively.

Operating expenses are primarily comprised of selling and marketing expenses, general and administrative expenses and research and development expenses.  In addition, for the year ended December 31, 2002, operating expenses included non-recurring expenses associated with the closure of the Adams Golf UK subsidiary.  For the year ended December 31, 2001, operating expenses included non-recurring expenses associated with a corporate restructuring plan and costs associated with the settlement of the Company's dispute with Nicholas A. Faldo regarding the provisions of his prior professional services agreement with the Company.

Selling and marketing expenses decreased to $11.0 million for the year ended December 31, 2002 from $21.8 million for the comparable period in 2001.  The decrease is primarily the result of lower compensation and advertising related costs.  Compensation expenses were lower by $3.5 million due to the operational restructuring completed during the third and fourth quarters of 2001.  In addition, management has modified its advertising and marketing strategy targeting more cost effective golf related publications and air time rather than the typically more expensive brand-based approach historically used.  The result has been a $5.6 million decrease in costs associated with advertising and marketing for the year ended December 31, 2002 compared to same period of 2001.  As the Company has scaled back its infrastructure, additional cost savings have been achieved in the areas of travel and other personnel related expense categories totaling $0.9 million.

General and administrative expenses, including provisions for bad debts, decreased to $7.3 million for the year ended December 31, 2002 from $9.1 million for the comparable period in 2001.  The decrease in administrative related costs is attributable to the Company's operational restructuring executed during the third and fourth quarters of 2001.  As a result of the restructuring, the Company eliminated specific administrative positions which resulted in a reduction of $0.2 million in compensation related costs for the year ended December 31, 2002 compared to the same period of 2001.  As the Company has scaled back its infrastructure, additional cost savings have been achieved in the areas of recruiting and other personnel related expense categories totaling $0.4 million.  In addition, a decrease of $0.4 million was a result of local taxes owed in prior years resulting from the conclusion of an audit during the year ended December 31, 2001.  Depreciation expenses also decreased by $0.6 million due to the fact that many of the Company's fixed assets were purchased in 1998 and were fully depreciated in 2001.  With the adoption of  SFAS No. 142, amortization expense was reduced by $0.1 million for the year ended December 31, 2002 compared to the same period of 2001.

Research and development expenses, primarily consisting of costs associated with development of new products, were $1.4 million and $1.0 million for the year ended December 31, 2002 and December 31, 2001, respectively.

Settlement expense of $1.6 million recorded in 2001 resulted from a settlement dispute between the Company and Mr. Faldo in connection with his prior professional services agreement.  The Company recognized the present value of a $3.0 million contract settlement to be paid over a ten year period, which totaled a present value of $2.7 million and was partially offset by $1.1 million of previously accrued royalties.

During the fourth quarter of 2002, the Company decided to close the Adams Golf UK, Ltd. wholly owned subsidiary.  This closure resulted in restructuring costs of approximately $0.8 million.  Restructuring expense of $1.6 million recorded in 2001 is due to the fact that the Company executed an operational restructuring plan which reduced its employee staff by 55 exempt positions primarily associated with the conversion of its sales staff to independent (non-employee) sales representatives and 76 non-exempt positions associated with the outsourcing of the Company's golf club assembly process.  In addition, the restructuring also included costs associated with the closure of the Adams Golf Japan wholly owned subsidiary.  The Company continues to sell its products in the UK and Japan through distributors.

Income tax expense of $0.5 million in 2001 resulted from a tax contingency recognized as an expense and associated accrued liability.  The accrued liability was later reversed during the second quarter of 2002 due to a favorable outcome from the IRS on an audit of tax periods 1997 through 1999.  However, an additional expense of $0.3 million was recorded in the fourth quarter of 2002 related to the associated interest and penalties for the period in which the Company did owe the IRS.

The Company's inventory balances were approximately $9.1 million and $17.4 million at December 31, 2002, and 2001, respectively.  The decrease in inventory levels is a result of more improved processes over the purchasing, production and distribution timing of new product lines in addition to sales of maturing product lines at reduced selling prices.

The Company’s accounts receivable balances were approximately $8.5 million and $3.1 million at December 31, 2002 and 2001, respectively.  The increase is primarily due to higher fourth quarter sales in 2002, in part as a result of the introduction of the Idea Irons launched in November of 2002.

As a result of the above, the Company reported an operating loss of $8.9 million for the year ended December 31, 2002 compared to an operating loss of $13.4 million for the year ended December 31, 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

In April 2001, the Emerging Issues Task Force ("EITF") finalized its consensus on Issues No.00-25 and No. 01-09 which states that certain promotional and advertising costs given in the form of cash or credit as consideration to customers should be classified as a reduction in net sales.  In addition, certain promotional and advertising costs given in the form of additional merchandise as consideration to customers should be classified as cost of goods sold.  Prior to 2002, the Company previously included these costs in "selling and marketing" expenses.  The Company's Statements of Operations for the year ended December 30, 2001 and 2000 have been reclassified to reflect the classification required by EITF Issues No. 00-25 and No. 01-09.  Consistent with the EITF consensus, domestic net sales have been reduced by $1,514,000 and $772,000 for the years ended December 31, 2001 and 2000, respectively, in connection with certain credits provided by the Company to its customers for promotional and advertising costs.  In addition, cost of goods sold includes $1,203,00 and $773,000 for the years ended December 31, 2001 and 2000, respectively, in connection with certain merchandise incentives provided by the Company to its customers of promotional and advertising costs given in the form of additional merchandise.

Net sales increased 14.3% to $47.6 million for the year ended December 31, 2001 from $41.7 million for 2000, primarily due to significant increases in sales of mass produced irons and drivers.  Net sales of irons increased 268.2% to $12.5 million or 26.2% of net sales from $3.4 million or 8.1% of net sales for the years ended December 31, 2001 and 2000, respectively.  The increase is primarily the result of the introduction of the Tight Lies GT irons in the fall of 2000 which translated into increased volume in 2001.  The Tight Lies GT irons represent the Company's first mass produced set of irons.  Prior to their introduction, the Company's participation in the iron category was limited to custom irons sold through the Company's custom fitting accounts.  Also contributing to the increase in net sales for the year ended December 31, 2001 as compared to 2000, was an increase in driver sales of $2.8 million primarily the result of the introduction of the Tight Lies ST Driver in January 2001.  Increased revenues were partially offset by reduced sales for the Tight Lies 2 and SC Driver product lines.  Net sales of drivers were $12.5 million or 26.3% of net sales as compared to $9.7 million or 23.3% of net sales for the periods ended December 31, 2001 and 2000, respectively.  Approximately $2.9 million of net sales for the year ended December 31, 2001 was derived from the closeout of the SC Series driver.  The increases in the iron and driver categories were partially offset by reduced levels of fairway wood sales.  The reduced levels of fairway wood revenues was primarily the result of the diversification of the Company's revenues to a variety of new product classes.  Net sales of fairway woods decreased to $22.9 million or 48.0% from $29.9 million or 71.8% for the years ended December 31, 2001 and 2000, respectively.  Tight Lies ST fairway woods and Tight Lies GT i-Woods, each introduced in January 2001 generated $14.1 million of the $22.9 million in net sales of fairway woods for the year ended December 31, 2001 with the remainder generated by the original Tight Lies and Tight Lies 2 product lines.

Net sales of the Company's products outside the U.S. increased to $9.0 million or 18.8% of net sales, from $6.7 million or 16.1% of net sales for the years ended December 31, 2001 and 2000, respectively, with growth focused primarily in Canada and Europe.

Cost of goods sold increased to $25.6 million or 53.8% of net sales, for the year ended December 31, 2001 from $20.4 million or 49.1% of net sales, for the comparable period of 2000.  The overall dollar increase is primarily the result of a 10.9% increase in units sold during the year ended December 31, 2001 as compared to 2000 coupled with changes in the product mix to the higher cost ST and GT product lines.  In addition, cost of goods sold for the year ended December 31, 2000 included $2.5 million of costs associated with the write-down of certain inventories of the SC Series driver, original Tight Lies and Tight Lies 2 product lines to net realizable value coupled with $0.7 million of costs associated with a sales program whereby one additional SC Series driver was given for every four held by retailers as compensation for reductions in the suggested retail selling price.  Excluding the impact of this inventory write-down and sales program above, cost of goods sold as a percentage of net sales was 41.4% for the year ended December 31, 2000 as compared to 53.8% for the comparative period of 2001.  The increase in cost of goods sold as a percentage of net sales of 10.8% is primarily the result of 40.7% of net sales being generated by the ST Driver and GT irons which generally produce a lower gross margin on a per unit basis compared to historical levels.  In addition, the Company reduced the wholesale selling price of the original Tight Lies, Tight Lies 2 and SC driver product lines during 2001.  These products generated approximately 6.2 fewer basis points of margin in the aggregate as compared to the similar period in 2000.

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

Selling and marketing expenses decreased to $21.8 million from $35.6 million for the years ended December 31, 2001 and 2000, respectively.  The decrease is primarily attributable to reduced advertising costs of $9.1 million for television and print media associated with the launch of the Tight Lies 2 fairway woods and Tight Lies GT irons in 2000 and an overall decrease in marketing expenses generally.  To a lesser extent, the decrease is associated with reduced creative costs associated with commercials of $1.2 million and reduced royalties of $1.4 million resulting from the cessation of Adams Golf Ltd.'s relationship with Mr. Faldo.  In addition, payroll expense decreased $0.9 million as a result of the Company's corporate restructuring executed in August 2001 which resulted in infrastructure reductions and the conversion of the domestic sales organization to an independent (non-employee) sales force.  Also, depreciation was reduced by $0.5 million resulting from infrastructure reductions associated with the Company's direct to consumer sales organization.  These decreases are partially offset by costs associated with the Company's sales agency relationship in Canada, established in August 2000, which resulted in costs of $0.9 million for the year ended December 31, 2001.

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

During the year ended December 31, 2001, an agreement was reached with Mr. Faldo in settlement of the dispute regarding provisions of his prior professional services agreement with the Company.  Mr. Faldo received $0.5 million in connection with the settlement.  In addition, Mr. Faldo will receive $0.5 million on July 15, 2002 and a series of annual installments for the years 2003 through 2011 aggregating to $2.0 million.  In addition, Mr. Faldo is entitled to receive up to an additional $2.0 million contingent on the Company reaching certain financial performance thresholds.  For the year ended December 31, 2001, the Company recorded a net charge of $1.6 million related to the settlement.  The charge is comprised of $2.7 million in expense representing the present value of the stream of non-contingent future payments through 2011 under the provisions of the settlement utilizing the Company's incremental borrowing rate of 6.04%.  In accordance with the terms of the settlement, Mr. Faldo waived all future rights to unpaid royalties of $1.1 million associated with his prior professional services agreement with the Company.

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

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term Debt Obligations	--	--	--	--	--
Capital Lease Obligations	$8,926	$7,063	$1,863	--	--
Operating Lease Obligations	761,994	676,636	85,358	--	--
Purchase Obligations	--	--	--	--	--
Other Long-term Liabilities Reflected on the Registrant's Balance sheet under GAAP	701,508	89,000	163,171	$145,222	$304,115

Total	$1,472,428	$772,699	$250,392	$145,222	$304,115

Liquidity and Capital Resources

Cash and cash equivalents decreased to $5.6 million at December 31, 2002 from $9.2 million at December 31, 2001.  The decrease is primarily due to cash used in operating activities.  During the year, accounts receivable increased $5.4 million offset by a decrease in inventory of $8.3 million.  This was coupled with a decrease in accrued expenses and accounts payable of $0.2 million associated in part with component purchases and compensation related costs.

Working capital decreased at December 31, 2002 to $18.1 million compared to $24.2 million at December 31, 2001.

On January 3, 2003, the Company terminated its credit agreement with General Electric Capital Corp. without any penalties or other fees.  The line of credit was no longer viable for the business and the Company wanted to pursue other sources of working capital financing.

In March 2003, the Company entered into a revolving credit agreement with First Community Financial Corporation to provide up to $1.0 million in short-term debt which is limited to 50% of the eligible accounts receivable that are less than 60 days old.  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and accounts receivable collections.  The credit facility bears interest at the rate of prime plus 4% per year with a minimum annual rate of 8.25%.  The prime rate as of March 13, 2003 was 4.25%.  The agreement is for an initial term of one year and requires minimum monthly interest expense of $3,750 per month for the first six months and $2,000 per month for the last six months.  In addition, the agreement contains restrictions on the Company's acquisition of its capital stock and the payment of dividends, among other things, without the prior written consent of the lender.  The agreement is guaranteed by the Company and certain of its wholly-owned subsidiaries.

The Company however, still extends rights to Tom Watson in which he has secondary rights to the Company's assets up to $1.0 million, only to the extent that any credit facility borrowings have been satisfied.

The Company's anticipated sources of liquidity over the next twelve months are expected to be cash reserves, projected cash flows from operations, and available borrowings under its new credit facility.  It is anticipated that operating cash flows and current cash reserves will also fund capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to the Company's operations if cash is needed in other areas of the Company's operations.  In addition, cash flows from operations and cash reserves will be used to support ongoing purchases of component parts for the Company's current and future product lines.  The Company anticipates that cash requirements to support current purchasing activities will continue at current levels, taking into consideration the seasonality of the industry and consumer acceptance of the Company's products.  In addition, the Company expects to require less cash flow to support compensation and related expenditures as a result of the operational restructuring executed during 2002 and 2001.  The expected operating cash flow, current cash reserves and borrowings available under its new credit facility are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

During the fourth quarter of 2002, the Company further modified its current business model with respect to its operating activities in the United Kingdom and closed its wholly owned subsidiary as of October 31, 2002.  As a result, the Company recorded certain costs associated with the wind-down of its United Kingdom subsidiary operations of $0.8 million.  The effects of these costs are not expected to have a significant impact on the Company's liquidity.

Management believes that sufficient resources may be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products that gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken steps to increase the market acceptance of these and its other products.  Accordingly, to remain viable, it is possible that the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings, possibly during the next twelve months.  The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price for the Company's common stock and the state of the capital markets generally, the Company does not expect that it will be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing.  There can be no assurance that financing will be available when needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the only sources of funding are current cash reserves, projected cash flows from operations and up to $1.0 million of borrowings available under the new revolving credit facility.

If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities; or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition or liquidity.

New Accounting Pronouncements

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company is currently assessing the impact on the Company's consolidated financial statements and will adopt the provisions of this standard in the first quarter of 2003.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the financial accounting and reporting for costs associated with exit or disposal activities to be recorded at fair values when a liability has been incurred.  This standard applies to all activities occurring on or after January 1, 2003.  The Company is currently assessing the impact on the Company's consolidated financial statements and will adopt the provisions of this standard in the first quarter of 2003.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which addresses the financial accounting and reporting requirements for Financial Institutions' goodwill.  This standard will have no impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires additional disclosures to be made by a guarantor and requires a guarantor to recognize liability for the fair value of the guarantee.  This standard will have no impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which addresses the consolidation by business enterprises of variable interest entities.  This standard will have no impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123.  Other than additional disclosure requirements that the Company has currently adopted in this filing, SFAS No. 148 will have no impact on the Company's consolidated financial statements.

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

Uncertainty Regarding Resumption of Profitability

Although the Company generated net income during the years ended December 31, 1996 and 1998, it has historically experienced net losses from operations.  In addition, even though the Company experienced an increase in revenues for the year ended December 31, 2001 and decreasing operating losses for the year ended December 31, 2002, the Company experienced declining sales and increasing operating losses for the years ended December 31, 1999 and 2000.  There can be no assurance that the Company will be able to increase revenues or resume profitability on a quarterly or annual basis in the future.  An inability to improve the Company's financial performance could jeopardize the Company's ability to develop, enhance, and market products, retain qualified personnel, and take advantage of future opportunities or respond to competitive pressures.

Need for Additional Capital

Although management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months, no assurances can be given that the Company will have sufficient cash resources beyond twelve months.  To the extent our cash requirements change or the assumptions on which management's expectations are based prove to be in error, we may need additional working capital resources within the year.  The Company, in March 2003, entered into a revolving credit agreement with First Community Financial Corporation to provide up to $1.0 million in short-term debt which is limited to 50% of the eligible accounts receivable less than 60 days old..  To the extent that the Company may require additional financing, there are no assurances that such additional financing will be available on favorable terms, if at all.  Given the current market price for the Company's common stock and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock.  The Company may also find it difficult to secure additional debt financing.  It is possible that the Company's only source of future funding is cash on hand and future cash from operations.  If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company.

Competition

The golf club market is highly competitive.  The Company competes with a number of established golf club manufacturers, some of which have greater financial and other resources.  The Company's competitors include Callaway Golf Company, adidas-Saloman AG (Taylor Made - adidas Golf), Nike, Inc. (Nike Golf), Fortune Brands, Inc. (Titleist and Cobra) and Karsten Assembly Company (PING), among others.  The Company competes primarily on the basis of performance, brand name recognition, quality and price.  The Company believes that its ability to market its products through multiple distribution channels, including on- and off- course golf shops and other retailers is important to the manner in which the Company competes.  The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors, including, among others, advertising, media, promotions and product endorsements.  These preferences may also be subject to rapid and unanticipated changes.  The Company could face substantial competition from existing or new competitors who introduce and successfully promote golf clubs that achieve market acceptance.  Such competition could result in significant price erosion or increased promotional expenditures, either of which could have a material adverse effect on the Company's business, operating results and/or financial condition.  There can be no assurance that Adams Golf will be able to compete successfully against current and future sources of competition or that its business, operating results or financial condition will not be adversely affected by increased competition in the market in which it operates.

The golf club industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts.  Due to the success of the Tight Lies fairway woods, several competitors introduced products similar to the Tight Lies fairway woods.  The Company may face competition from manufacturers introducing other new or innovative products or successfully promoting golf clubs that achieve market acceptance.  The failure to successfully compete in the future could result in a material deterioration of customer loyalty and the Company's image, and could have a material adverse effect on the Company's business, results of operations, financial position and/or liquidity.

The introduction of new products by the Company or its competitors can be expected to result in closeouts of existing inventories at both the wholesale and retail levels.  Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices.  As the new Redline product line of fairway woods and drivers were introduced this year, older product lines such as the original Tight Lies and Tight Lies ST fairway woods and drivers experienced reductions in price and are being closed out to both wholesale and retail levels.  This closeout of various product lines was also a contributing factor to overall reduction in inventory levels as compared to prior periods.

Dependence on Key Personnel and Endorsements

The Company's success depends to an extent upon the performance of its management team, which includes the Company's founder and Chairman, B.H. (Barney) Adams who participates in the Company's product development efforts.  The loss or unavailability of Mr. Adams could adversely affect the Company's business and prospects.  With the exception of the Company's President and Chief Executive Officer, Oliver G. (Chip) Brewer, none of the Company's officers and employees, including Mr. Adams, are bound by employment agreements and the relations of such officers and employees are, therefore, at will.  The Company has a $4.0 million key-man life insurance policy on the life of Mr. Adams; however, there can be no assurance that the proceeds of this policy could adequately compensate the Company for the loss of his services.  In addition, there is strong competition for qualified personnel in the golf club industry, and the inability to continue to attract, retain and motivate other key personnel could adversely affect the Company's business, operating results or financial condition.

The Company believes that acceptance of its products by touring professionals is an important aspect of its marketing strategy and ultimately validates the products in the mind of the consumer.  The Company has entered into endorsement arrangements with certain members of the PGA Tour and the Champions PGA Tour, including Tom Watson, Bruce Lietzke, Larry Nelson and other notable players.  As is typical in the golf industry generally, the agreements with these professional golfers do not necessarily require that they use the Company's golf clubs at all times during the terms thereof, including, in certain circumstances, at times when the Company is required to make payments to them.  The failure of certain individuals to use the Company's products on one or more occasions has resulted in negative publicity involving the Company.  While the Company does not believe this publicity has resulted in any significant erosion in the net sales of the Company's products to date, no assurance can be given that the Company's business would not be adversely affected in a material way by further such publicity or by the failure of its known professional endorsers to carry and use its products.

Change in Marketing Strategy

Historically, the Company has relied on infomercials or broad, brand-based advertising as the cornerstone of its marketing strategy.  During 2001, the Company modified its marketing strategy to focus principally on golf related events and publications.  For the years ended December 31, 2002, 2001 and 2000, the Company spent approximately $2.6 million, $8.2 million and $16.2 million, respectively, on brand based advertising.  The Company has significantly reduced its expenditures in this category as compared to historical periods.  This reduction could have a material adverse effect on the Company's operating results and/or financial condition.  Additionally, there can be no assurances that a decrease in the levels of advertising will not result in a material decline in sales of the Company's products.

Source of Supply

The Company has redundant sources of supply for each of the component parts used in the manufacture of the original Tight Lies.  However, components used to manufacture various product lines are sourced from multiple vendors, some of which are the sole source on specific component parts.  Substantially all of the Company's fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in Taiwan, China and Mexico.   Both multi-material shafts used in some of the Company's product lines, (specifically, Graphite Tip (GT) and BiMatrx steel tip (ST) shafts), are available from a sole supplier, True Temper Sports.  The Company has not entered into a long-term supply agreement with any of its component part suppliers, including True Temper Sports.

The Company could, in the future, experience shortages of components or periods of increased price pressures, which could have a material adverse effect on the Company's business, results of operations, financial position and/or liquidity.  To date, the Company has not experienced any material interruptions in supply from any sole supplier.

Product Warranties

The Company provides a limited one year product warranty on all of its golf clubs with the exception of the graphite tip (GT) and BiMatrx steel tip (ST) shafts used in variety of the Company's product lines.  These shafts carry a five year warranty for defects in quality and workmanship.  The Company closely monitors the level and nature of warranty claims, and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market.  Significant increases in the incidence of such claims may adversely affect the Company's sales and its reputation with golfers.  The Company establishes a reserve for warranty claims, which it believes is sufficient to meet future claims.  However, there can be no assurance that these reserves will be sufficient if the Company were to experience an unusually high incidence of problems with its products.

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

The Company attempts to maintain the secrecy of its confidential business information, including engaging in the practice of having prospective vendors and suppliers sign confidentiality agreements when producing components of new technology.  No assurance can be given that the Company's confidential business information will be adequately protected in all instances.  The unauthorized use of the Company's confidential business information could adversely affect the Company.

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

In addition to extended payment terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  The Company's inventory balances were approximately $9,127,000 and $17,418,000 at December 31, 2002 and December 31, 2001, respectively.  The decrease in inventory levels is a result of more improved processes over the purchasing, production and distribution timing of new product lines in addition to the closeout of maturing product lines at reduced selling prices.

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

Seasonality and Quarterly Fluctuations

Golf generally is regarded as a warm weather sport, and net sales of golf equipment have been historically strongest for the Company during the first and second quarters, which ensures adequate levels of inventory at retail locations for the golf season.  In addition, net sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions.  A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on the Company's business, operating results and financial condition.  In addition, the Company's future results of operations could be affected by a number of other factors, such as unseasonable weather patterns; demand for and market acceptance of the Company's existing and future products; new product introductions by the Company's competitors; competitive pressures resulting in lower than expected selling prices; and the volume of orders that are received and which can be fulfilled in a quarter.  Any one or more of these factors could adversely affect the Company or result in the Company failing to achieve its expectations as to future sales or operating results.

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

Forward-Looking Statements

This Annual Report contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  The statements include, but are not limited to:  statements concerning the potential benefits to be achieved from our internal restructurings; statements regarding our ability to increase revenues or achieve satisfactory operating performance; statements regarding our future capital requirements and our ability to satisfy our capital needs; including statements regarding our ability to satisfy our cash requirements during the next twelve months, statements regarding our ability to manufacture products commercially acceptable to consumers; statements regarding our ability to source component parts from other suppliers if necessary; and statements using terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe."  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, product development difficulties, assembly difficulties; product introductions; market demand and acceptance of products; the impact of changing economic conditions; the future market of our capital stock, the modification of our marketing strategy, our dependence on a limited number of customers; business conditions in the golf industry; reliance on third parties including suppliers; the impact of market peers and their products; the actions of competitors, including pricing, advertising and product development risks concerning future technology; and the impact of operational restructuring on operating results and liquidity and one-time events and other factors detailed in this report under "Business Risks."  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein.  Except as required by federal securities laws, Adams Golf undertakes no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to its cash equivalents.

		Fair
	2002	Value

	(Dollars in thousands)
Cash equivalents
Fixed rate	$5,611	$5,611
Average interest rate	0.73%

Item 8. Financial Statements and Supplementary Data

The financial statements are set forth herein under Item 15 commencing on page F-1.  Schedule II to the consolidated financial statements is set forth herein under Item 15 on page S-1.  In addition, supplementary financial information is required pursuant to the provisions of Regulation S-K, Item 302, and is set forth herein under Item 15, note 15.

Item 9. Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference from pages 3 through 11, inclusive, of the Company's Proxy Statement dated April 9, 2003 for the Annual Meeting of the Stockholders on May 14, 2003 to be distributed to the stockholders on or before April 30, 2003 ("the 2003 Proxy Statement") under the respective captions, "Elections of Directors", "Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" and "Management-Executive Officers".

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from pages 7 through 13, inclusive, of the Company's 2003 Proxy Statement under the caption "Management-Compensation of Executive Officers".

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from pages 6 through 7 of the Company's 2003 Proxy Statement under the caption "Stock Ownership-Beneficial Ownership of Certain Stockholders, Directors and Executive Officers".

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from pages 9 through 11, inclusive, of the Company's 2003 Proxy Statement under the captions "Management-Employment Contracts and Change in Control Agreements," "-Compensation Committee Interlocks and Insider Participation" and "-Certain Transactions".

Item 14. Controls and Procedures

Within 90 days prior to the date of this report, the Company evaluated, under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange act Rule 13a-14.  Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of this report:

(1) Consolidated Financial Statements

Item	Page

Index to Consolidated Financial Statements and Related Financial Statement Schedule	F-1
Independent Auditors' Report	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001and 2000	F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000	F-5 - F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-7
Notes to Consolidated Financial Statements	F-8 - F-25

(2) Financial Statement Schedule

The following financial statement schedule of the Company for the years ended December 31, 2002, 2001 and 2000 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of the Company.  All other schedules have been omitted because said schedules are not required under the related instructions or are not applicable, or because the information required is included in the Company's consolidated financial statements or notes thereto.

Schedule II - Valuation and Qualifying Accounts	S-1

(3) Exhibits

The exhibits listed below are filed as a part of or incorporated by reference in this Annual Report.  Where such filing is made by incorporation by reference to a previously filed document, such documents is identified in parenthesis.  See the Index of Exhibits included with the exhibits filed as a part of this Annual Report.

Exhibit	Description	Location

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.5)

Exhibit 4.6	2002 Stock Incentive Plan for Adams Golf, Inc.	Included in this filing

Exhibit 10.1	Agreement between the Registrant and Nick Faldo, dated April 22, 1998	Incorporated by reference to Form S-1 (Exhibit 10.1)

Exhibit 10.2	Commercial Lease Agreement dated December 5, 1997, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 (Exhibit 10.3)

Exhibit 10.3	Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 (Exhibit 10.4)

Exhibit 10.4	Revolving Credit Agreement between Adams Golf, Ltd. and General Electric Capital Corporation	Incorporated by reference to 2000 Form 10-K (Exhibit 10.9)

Exhibit 10.5	Amended Commercial Lease Agreement dated April 6, 1998 between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2000 Form 10-K (Exhibit 10.18)

Exhibit 10.6	Settlement Agreement between Adams Golf, Ltd. and Nicholas A. Faldo	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Exhibit 10.19)

Exhibit 10.7	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2001 Form 10-K (Exhibit 10.21)

Exhibit 10.8	Amendment to Revolving Credit Agreement between Adams Golf, Ltd. and General Electric Capital Corporation	Incorporated by reference to 2001 Form 10-K (Exhibit 10.22)

Exhibit 10.9*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2001 Form 10-K (Exhibit 10.23)

Exhibit 10.10	Termination Letter - Revolving Credit Agreement between Adams Golf, Ltd. and General Electric Capital Corporation	Included in this filing

Exhibit 10.11*	First Amendment to Golf Consultant Agreement - Thomas S. Watson	Included in this filing

Exhibit 10.12	Accounts Receivable Security Agreement between Adams Golf, Ltd. and First Community Financial Corporation	Included in this filing

Exhibit 21.1	Subsidiaries of the Registrant	Included in this filing

Exhibit 23.1	Consent of KPMG LLP	Included in this filing

Exhibit 99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing
___________________

* Confidential treatment has been requested with respect to certain provisions of this agreement.

(b) Reports on Form 8-K

On December 30, 2002, the Company filed a Current Report on Form 8-K disclosing the addition of Dale Keith Ford to Adams Golf in the capacity of Chief Financial Officer.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAMS GOLF, INC., a Delaware corporation

Date: March 28, 2003	By:	/s/ B.H. (BARNEY) ADAMS
B.H. (Barney) Adams, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2003	By: /s/ B.H. (BARNEY) ADAMS
B.H. (Barney) Adams, Chairman of the Board

Date: March 28, 2003	By: /s/ OLIVER G. BREWER III
Oliver G. (Chip) Brewer III
Chief Executive Officer, President and Director

Date: March 28, 2003	By: /s/ DALE KEITH FORD
Dale Keith Ford
Chief Financial Officer
(Principal Financial Officer)

Date: March 28, 2003	By: /s/ PAMELA J. HIGH
Pamela J. High
Controller
(Principal Accounting Officer)

Date: March 28, 2003	By: /s/ MARK R. MULVOY
Mark R. Mulvoy
Director

Date: March 28, 2003	By: /s/ PAUL F. BROWN, JR.
Paul F. Brown, Jr.
Director

Date: March 28, 2003	By: /s/ STEPHEN R. PATCHIN
Stephen R. Patchin
Director

Date: March 28, 2003	By: /s/ ROBERT F. MACNALLY
Robert F. MacNally
Director

FORM OF CERTIFICATION
For Form 10-K
Provided in SEC Release 33-1824

CERTIFICATIONS

I, Oliver G. Brewer, certify that:

1.	I have reviewed this annual report on Form 10-K of Adams Golf, Inc;

2.

Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to  state a material fact necessary to make the statements made, in light of the circumstances under which such  statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual  report, fairly present in all material respects the financial condition, results of operations and cash flows of the  registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure  controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the   registrant, including its consolidated subsidiaries, is made known to us by others within those entities,   particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were  significant changes in internal controls or in other factors that could significantly affect internal controls  subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant  deficiencies and material weaknesses.

Date: March 28, 2003	By: /s/ OLIVER G. BREWER III
Oliver G. (Chip) Brewer III
Chief Executive Officer, President and Director

FORM OF CERTIFICATION
For Form 10-K
Provided in SEC Release 33-1824

CERTIFICATIONS

I, Dale Keith Ford, certify that:

1.	I have reviewed this annual report on Form 10-K of Adams Golf, Inc;

2.

Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to  state a material fact necessary to make the statements made, in light of the circumstances under which such  statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual  report, fairly present in all material respects the financial condition, results of operations and cash flows of the  registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure  controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the   registrant, including its consolidated subsidiaries, is made known to us by others within those entities,   particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were  significant changes in internal controls or in other factors that could significantly affect internal controls  subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant  deficiencies and material weaknesses.

Date: March 28, 2003	By: /s/ DALE KEITH FORD
Dale Keith Ford
Chief Financial Officer
(Principal Financial Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND RELATED FINANCIAL STATEMENT SCHEDULE

Page
Consolidated Financial Statements

Independent Auditors' Report	F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000	F-5 - F-6

Consolidated Statements of Cash Flows the years ended December 31, 2002, 2001 and 2000	F-7

Notes to Consolidated Financial Statements	F-8 - F-25

Financial Statement Schedule

The following financial statement schedule of the Company for the years ended December 31, 2002, 2001 and 2000 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Golf, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Dallas, Texas
February 20, 2003, except as to Notes 11 and 17, which is as of March 28, 2003

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS
	December 31,
	2002	2001

Current assets:
Cash and cash equivalents	$5,611	$9,245
Trade receivables, net	8,533	3,104
Inventories, net	9,127	17,418
Prepaid expenses	934	822
Income tax receivable	18	18
Other current assets	136	102

Total current assets	24,359	30,709

Property and equipment, net	1,937	3,744
Other assets, net	142	357

	$26,438	$34,810

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$933	$458
Accrued expenses	5,326	6,020

Total current liabilities	6,259	6,478
Non-current liabilities	703	710

Total liabilities	6,962	7,188

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 23,137,571 shares issued and 22,480,071 shares outstanding	23	23
Additional paid-in capital	87,381	86,140
Common stock subscription	--	(22)
Deferred compensation	(671)	(140)
Accumulated other comprehensive loss	(653)	(700)
Accumulated deficit	(63,468)	(54,543)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)

Total stockholders' equity	19,476	27,622

Commitments and contingencies (notes 8 and 9)
	$26,438	$34,810

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,

	2000	2001	2000

Net sales	$37,917	$47,655	$41,677
Cost of goods sold	26,324	25,644	20,454

Gross profit	11,593	22,011	21,223

Operating expenses:
Research and development expenses	1,368	1,008	2,083
Selling and marketing expenses	11,016	21,831	35,594
General and administrative expenses:
Provision for bad debts	626	613	4,441
Other	6,636	8,516	10,020
Write-off of prepaid professional services agreement	--	--	7,594
Settlement expense	--	1,579	--
Restructuring expense	850	1,649	--

Total operating expenses	20,496	35,196	59,732

Operating loss	(8,903)	(13,185)	(38,509)

Other income (expense):
Interest income	43	443	1,372
Interest expense	(41)	(51)	(26)
Other	(182)	(34)	159

Loss before income taxes	(9,083)	(12,827)	(37,004)
Income tax expense (benefit)	(158)	582	237

Net loss	$(8,925)	$(13,409)	$(37,241)

Loss per common share - basic and diluted	$(0.40)	$(0.60)	$(1.66)

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

Years ended December 31, 2002, 2001 and 2000

						Accumulated	Retained
	Shares of		Additional	Common		Other	Earnings/		Cost of	Total
	Common	Common	Paid-in	Stock	Deferred	Comprehensive	(Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Subscription	Compensation	Loss	Deficit)	Loss	Stock	Equity

Balance, December 31, 1999	23,137,571	$ 23	$ 85,919	$ (22)	$ (476)	$ (44)	$ (3,893)	$ (3,136)	$ 78,371
Comprehensive loss:
Net loss	--	--	--	--	--	--	(37,241)	$ (37,241)	--	(37,241)
Other comprehensive loss, net of tax:
Unrealized gain on marketable securities	--	--	--	--	--	47	--	47	--	47
Unrealized loss on foreign currency translation	--	--	--	--	--	(298)	--	(298)	--	(298)

Comprehensive loss	--	--	--	--	--	--	--	$ (37,492)	--	--

Stock option forfeiture	--	--	(53)	--	53	--	--	--	--
Issuance of stock options	--	--	171	--	(171)	--	--	--	--
Amortization of deferred compensation	--	--	--	--	373	--	--	--		373

Balance, December 31, 2000	23,137,571	$ 23	$ 86,037	$ (22)	$ (221)	$ (295)	$ (41,134)		$ (3,136)	$ 41,252
Comprehensive loss:
Net loss	--	--	--	--	--	--	(13,409)	$ (13,409)	--	(13,409)
Other comprehensive loss, net of tax:
Reclassification of losses on marketable securities
to general and administrative expense	--	--	--	--	--	(4)	--	(4)	--	(4)
Unrealized loss on foreign currency translation	--	--	--	--	--	(401)	--	(401)	--	(401)

Comprehensive loss	--	--	--	--	--	--		$ (13,814)	--	--

Stock option forfeiture	--	--	(10)	--	10	--	--		--	--
Issuance of stock options	--	--	113	--	(113)	--	--		--	--
Amortization of deferred compensation	--	--	--	--	184	--	--		--	184

Balance, December 31, 2001	23,137,571	$ 23	$ 86,140	$ (22)	$ (140)	$ (700)	$ (54,543)		$ (3,136)	$ 27,622

See accompanying notes to consolidated financial statements

(continued)

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

Years ended December 31, 2002, 2001 and 2000

	Shares of		Additional	Common		Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Stock	Deferred	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Subscription	Compensation	Loss	Deficit	Loss	Stock	Equity

Balance, December 31, 2001	23,137,571	$ 23	$ 86,140	$ (22)	$ (140)	$ (700)	$ (54,543)	$ (3,136)	$ 27,622
Comprehensive loss:
Net loss	--	--	--	--	--	--	(8,925)	$ (8,925)	--	(8,925)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on foreign currency translation	--	--	--	--	--	47	--	47	--	47

Comprehensive loss	--	--	--	--	--	--		$ (8,878)	--	--

Capital loan forgiveness	--	--	(22)	22	--	--	--		--	--
Issuance of stock options	--	--	1,263	--	(1,263)	--	--		--	--
Amortization of deferred compensation	--	--	--	--	732	--	--		--	732

Balance, December 31, 2002	23,137,571	$ 23	$ 87,381	$ --	$ (671)	$ (653)	$ (63,468)		$ (3,136)	$ 19,476

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(8,925)	$(13,409)	$(37,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangible assets	2,300	3,162	3,708
Loss on write-off of professional services agreement	--	--	7,594
Adjustment of inventory to lower of cost or market	620	--	2,513
Amortization of deferred compensation	732	184	373
Gain on sale of marketable securities	--	(50)	(12)
Deferred income taxes	--	--	292
Allowance for doubtful accounts	626	613	4,441
Changes in assets and liabilities:
Trade receivables	(6,055)	984	1,870
Inventories	7,671	(3,639)	2,809
Prepaid expenses	(112)	(109)	171
Income tax receivable	--	57	4,760
Other current assets	(33)	628	(103)
Other assets	49	(440)	(1,249)
Accounts payable	475	(797)	(726)
Accrued expenses	(621)	797	2,635
Other non-current liabilities	(7)	702	--

Net cash used in operating activities	(3,280)	(11,317)	(8,165)

Cash flows from investing activities:
Purchase of equipment	(146)	(268)	(693)
Purchases of marketable securities	--	(2,944)	(22,481)
Maturities of marketable securities	--	10,440	29,100
Sales of marketable securities	--	7,050	5,999

Net cash provided by investing activities	(146)	14,278	11,925

Cash used in financing activities:
Principal payments under capital lease obligation	(73)	(66)	(58)
Debt financing costs	(135)	(138)	--

Net cash used in financing activities	(208)	(204)	(58)

Net increase (decrease) in cash and cash equivalents	(3,634)	2,757	3,702
Cash and cash equivalents at beginning of period	9,245	6,488	2,786

Cash and cash equivalents at end of period	$5,611	$9,245	$6,488

Supplemental disclosure of cash flow information:
Interest paid	$47	$51	$12

Income taxes paid (refunded)	$38	$82	$(4,849)

Supplemental disclosure of non-cash investing and financing activities - equipment financed with capital lease	$--	$20	$186

See accompanying notes to consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(Tables in thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies

(a) General

Founded in 1987, Adams Golf Inc. (the "Company" or "Adams Golf") initially operated as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation and today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs including the recently introduced Redline drivers and fairway woods, the Tight Lies family of fairway woods and drivers, the Adams Golf Idea Irons and i-Woods, the Tight Lies GT irons and i-Woods, the Tom Watson signature series of wedges, the GT Spec Putters and accessories.  The Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries, agencies, and distributorships.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Inventories

Inventories are valued at the lower of cost or market and primarily consist of finished golf clubs and component parts.  Cost is determined using the first-in, first-out method.  The inventory balance, which includes material, labor and assembly overhead costs, is recorded net of an estimated allowance for obsolete inventory.  The estimated allowance for obsolete inventory is based upon management's understanding of market conditions and forecasts of future product demand.  If the actual amount of obsolete inventory significantly exceeds the estimated allowance, the Company's costs of goods sold and gross profit would be significantly adversely affected.

(c) Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, the customer’s financial condition and current economic conditions.  If a significant number of customers with significant receivable balances in excess of the allowance fail to make required payments, the Company’s operating results would be significantly adversely affected.

(d) Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(Tables in thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies (continued)

(e) Revenue Recognition

The Company recognizes revenue when the product is shipped, at that time the title and risk of loss transfer to the customer, and collectability is reasonably assured.  Collectability is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.  Additionally, an estimate of product returns and warranty costs are recorded when revenue is recognized.  Estimates are based on historical trends taking into consideration current market conditions.  The Company also records estimated reductions in revenue for sales programs such as co-op advertising and spiff incentives.   If actual sales returns and sales programs significantly exceed the recorded estimated allowances, the Company’s sales would be adversely affected.

(f) New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting for acquired goodwill and other intangible assets.  The Company adopted the provisions of this standard in the first quarter of 2002 and did not record any goodwill impairment.  Goodwill as of December 31, 2002 and 2001 was approximately zero and $0.1 million, respectively.  Goodwill amortization expense recognized for the years ended December 31, 2002 and 2001 was zero and $0.2 million, respectively.

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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes a universal accounting model based on the framework established in SFAS No. 121for long-lived assets to be disposed of by sale.  The Company adopted the provisions in the first quarter of 2002, which had no impact on the consolidated financial statements.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the financial accounting and reporting for costs associated with exit or disposal activities to be recorded at fair values when a liability has been incurred.  This standard applies to all activities occurring on or after January 1, 2003.  The Company is currently assessing the impact on the consolidated financial statements and will adopt the provisions of this standard in the first quarter of 2003.

(g) Research and Development

Research and development costs consist of all costs incurred in planning, designing and testing of golf equipment, including salary costs related to research and development, and are expensed as incurred.  The Company's research and development expenses were approximately $1,367,000, $1,008,000 and $2,083,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(Tables in thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies (continued)

(h) Advertising Costs

Advertising costs, included in selling and administrative expenses on the accompanying consolidated statements of operations, other than direct commercial costs, are expensed as incurred and aggregated approximately $2,626,000, $8,209,000 and $16,219,000 in 2002, 2001 and 2000, respectively.

(i) Product Warranty

The Company's golf equipment is sold under warranty against defects in material and workmanship for a period of one year with the exception of the graphite tipped (GT) and BiMatrx steel tipped (ST) shafts which carry a five year warranty.  An allowance for estimated future warranty costs is recorded in the period products are sold.  In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product.

	Beginning Balance	Changes for payments made and estimated accruals	Ending Balance
Year ended December 31, 2002	$277	53	$330
Year ended December 31, 2001	$203	74	$277

(j) Income Taxes

The Company accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through December 31, 2002 will be realized.  Accordingly, the Company has recognized a valuation allowance equal to the entire deferred income tax asset.

(k) Income (Loss) Per Share

The weighted average common shares used for basic net income (loss) per common share were 22,480,071 for 2002, 2001 and 2000.  All warrants and options to purchase shares of the Company's common stock of 3,329,180, 1,697,670 and 1,602,297, which were outstanding during 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(Tables in thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies (continued)

(l) Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.

(m) Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  As of December 31, 2002, there was no impairment of long-lived assets.

(n) Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and unrealized gains and losses, net of related tax effect, on foreign currency translation adjustments and marketable securities.

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

(q) Classification of Shipping and Handling Fees and Costs

Pursuant to the Emerging Issues Task Force ("EITF") consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", all amounts billed to customers for shipping and handling are included in "net sales" and costs incurred related to shipping and handling are included in "cost of goods sold".

(r) Segment Reporting

The Company is organized by functional responsibility and operates as a single segment and within that segment offers more than one class of product.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(Tables in thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies (continued)

(s) Stock Compensation

At December 31, 2002, the Company has one stock-based compensation plan that replaced four predecessor plans, which are described in more detail in Note 13.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  The Company has elected to continue to apply the intrinsic value-based method of accounting for employee stock option grants and has adopted the SFAS No.148 disclosure requirements.  Non-Employee option grants are accounted for using the fair-value based method.   The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock Based Compensation, to stock based employee compensation for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Net income (loss):
As reported	$(8,925)	$(13,409)	$(37,241)
Deduct: Total stock based employee compensation expense	(35)	(70)	(88)

Pro forma	$(8,960)	$(13,479)	$(37,329)

Diluted income (loss) per common share:
As reported	$(0.40)	$(0.60)	$(1.66)
Pro forma	(0.40)	(0.60)	(1.66)

(t) Classification of Promotional and Advertising Costs

Pursuant to the EITF consensus on Issues No.00-25 and No. 01-09, certain promotional and advertising costs given in the form of cash or credit as consideration to customers should be classified as a reduction in net sales.  In addition, certain promotional and advertising costs given in the form of additional merchandise as consideration to customers is classified as cost of goods sold.  The Company has previously included these costs in "selling and marketing" expenses.  The Company's Consolidated Statements of Operations for the year ended December 30, 2001 and 2000 have been reclassified to reflect the classification required by EITF Issues No. 00-25 and No. 01-09.  Consistent with the EITF consensus, net sales have been reduced by $1,514,000 and $772,000 for the years ended December 31, 2001 and 2000, respectively, in connection with certain credits provided by the Company to its customers for promotional and advertising costs.  In addition, cost of goods sold includes $1,203,000 and $773,000 for the years ended December 31, 2001 and 2000, respectively, in connection with certain merchandise incentives provided by the Company to its customers of promotional and advertising costs given in the form of additional merchandise.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(Tables in thousands, except share and per share amounts)

(2)	Trade Receivables

Trade receivables consist of the following at December 31, 2002 and 2001:

	2002	2001

Trade receivables	$9,195	$3,879
Allowance for doubtful accounts	(662)	(775)

	$8,533	$3,104

(3)	Inventories

Inventories consist of the following at December 31, 2002 and 2001:

	2002	2001

Finished goods	$3,545	$6,970
Component Parts	5,582	10,448

	$9,127	$17,418

At December 31, 2002 and 2001, inventories included $373,000 and $245,000 of consigned inventory, respectively.

During the fourth quarter of 2002, the Company adjusted the carrying value of the finished goods and component part inventories to net realizable value.  The impact of the adjustment reduced inventory and increased cost of goods sold for the three months and year ended December 31, 2002 by $620,000.

(4)	Property and Equipment, net

Property and equipment consist of the following at December 31, 2002 and 2001:

	2002	2001

Equipment	$952	$1,129
Computers and software	9,145	9,196
Furniture and fixtures	687	704
Leaseholds	192	249
Accumulated depreciation and amortization	(9,039)	(7,534)

	$1,937	$3,744

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(Tables in thousands, except share and per share amounts)

(5)	Other Assets, net

Other assets, net, consist of the following at December 31, 2002 and 2001:

	2002	2001

Goodwill, net of amortization	$--	$97
Deposits	137	137
Credit facility origination fees, net of amortization	--	103
Other	5	20

	$142	$357

During 2001, the Company recorded a charge of $613,000 to write-down the remaining goodwill associated with its Japanese subsidiary (Adams Golf Japan, Inc.) to the estimated fair value.  The write-down resulted from the Company modifying its business model with regard to the Japanese market, whereby management elected to form a distributor relationship in lieu of continuing the operation of its current wholly-owned subsidiary.  The impairment loss is included in restructuring expense in the accompanying 2001 consolidated statement of operations.

The credit facility origination fees have been fully amortized in the year ending December 31, 2002 as the credit facility with GE Capital Corporation was terminated on January 3, 2003 resulting in a write off of the asset totaling $238,000.

Goodwill and credit facility origination fees had amortization periods of five and three years, respectively.  The balance of goodwill was zero and $97,000 at December 31,2002 and 2001, respectively.  The write off of the remaining balance in 2002 was a result of the closure of  Adams Golf, UK Limited.

(6)	Accrued Expenses

Accrued expenses consist of the following at December 31, 2002 and 2001:

	2002	2001

Payroll and commissions	$965	$184
Royalties	26	55
Advertising	322	763
Product warranty expense and sales returns	566	801
Professional services	149	142
Settlement costs	1,004	1,472
Restructuring costs	465	393
Deferred revenue	682	434
Other	1,147	1,776

	$5,326	$6,020

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(Tables in thousands, except share and per share amounts)

(7)	Restructuring

During 2002, the Company executed an operational restructuring plan, which resulted in the closure of the Adams Golf UK, Limited wholly owned subsidiary.  The operational restructuring plan resulted in a restructuring charge of $850,000 for severance, a write off of goodwill and other related exit costs.  Approximately $465,000 remains in accrued expenses associated with the operational restructuring.  The Company continues to sell its products in the UK through a distributor.

During 2001, the Company executed an operational restructuring plan, which reduced its employee staff by 55 exempt positions primarily associated with the conversion of its sales staff to independent (non-employee) sales representatives and 76 non-exempt positions associated with the outsourcing of the Company's golf club assembly process.  The operational restructuring plan resulted in severance related costs of approximately $1,036,000 of which approximately $643,000 had been paid as of December 31, 2001.  The plan also included $613,000 of costs associated with the write-off of goodwill associated with the Company's wholly-owned subsidiary in Japan.  At December 31, 2001, approximately $393,000 remained in accrued expenses associated with the operational restructuring, which represents remaining severance costs paid in 2002.

(8)	Professional Services Agreement and Settlement Expense

In May 1998, Adams Golf, Ltd. entered into an agreement with Nicholas A. Faldo.  The agreement provided that Mr. Faldo provide a variety of services to Adams Golf including endorsement and use of certain of Adams Golf Ltd.'s products.   On November 6, 2000, Adams Golf announced that Mr. Faldo was in material breach of his contract for failure to use certain of the Company's products.  From March 31, 2000 through November 6, 2000 (date declared in material breach), the Company ceased making royalty payments under the professional services agreement during which time the Company corresponded with Mr. Faldo in an attempt to cure performance deficiencies.  On August 25, 2001, an agreement was reached with Mr. Faldo in settlement of the dispute regarding provisions of his prior professional services agreement with Adams Golf.  The terms of settlement are such that Mr. Faldo received $0.5 million upon execution.  In addition, Mr. Faldo was to receive $0.5 million on July 15, 2002 and a series of annual installments for the years 2003 through 2011 aggregating to $2.0 million.  As a result, the Company established a liability representing the present value of the future obligation, which approximated $2,673,000, utilizing the Company's incremental borrowing rate of 6.04%.  In addition, Mr. Faldo is entitled to receive up to an additional $2.0 million contingent on the Company reaching certain future financial performance thresholds.  In accordance with the terms of the settlement, Mr. Faldo waived all future rights to accrued and unpaid royalties of $1.1 million associated with his prior professional services agreement with the Company.  Therefore $1,579,000 of settlement expense was incurred during the year ended December 31, 2001.  As of December 31, 2002, approximately $1,004,000 and $703,000 still remains in accrued expenses and non-current liabilities, respectively, in the accompanying consolidated balance sheet for the present value of the future payments on the settlement contract.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(Tables in thousands, except share and per share amounts)

(9)	Commitments and Contingencies

The Company is obligated under certain noncancellable operating leases for assembly, warehouse and office space. A summary of the minimum rental commitments under noncancellable leases is as follows:

Years ending
December 31,

2003	677
2004	85

$762

Rent expense was approximately $682,000, $846,000 and $710,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

December 31, 2002 and 2001

(Tables in thousands, except share and per share amounts)

(10)	Retirement Plan

In February 1998, the Company adopted the Adams Golf, Ltd. 401(k) Retirement Plan (the "Plan"), which covers substantially all employees.  The Company matches 50% of employee contributions up to a maximum of 6% of the employee's compensation.  For the years ended December 31, 2002, 2001 and 2000, the Company contributed approximately $133,000, $182,000 and $198,000, respectively, to the Plan.

(11)	Liquidity

The Company's anticipated sources of liquidity over the next twelve months are expected cash reserves, projected cash flow from operations, and available borrowings under the new revolving credit facility.  The adequacy of these available sources are dependent upon, among other things, the consumer acceptance of the Company's products, the Company's ability to manage working capital requirements, changes in the current economic environment, and changes in the competitive landscape of the golf industry.  These and other factors within and outside the Company's control could impact the Company's anticipated sources of liquidity, including, specifically, the projected amount of cash to be generated from operations in future periods.  Management believes, however, that these sources of liquidity will provide cash resources sufficient to meet the Company's requirements through the next twelve months.  Should the Company at some point in the future require additional financing, no assurance can be given that any additional financing will be available on acceptable terms, or at all.  Should the Company be unable to obtain additional financing, it may be required to further reduce costs associated with its current infrastructure, decrease spending on marketing and advertising campaigns, curtail component part purchasing and research and development programs and/or halt all other discretionary spending programs, any of which could further reduce sales and adversely affect the Company's liquidity.

On January 3, 2003, the Company terminated its credit agreement with General Electric Capital Corp. without any penalties or other fees.  The line of credit was no longer viable for the business and the Company wanted to pursue other sources of working captial financing.

In March 2003, the Company entered into a revolving credit agreement with First Community Financial Corporation to provide up to $1.0 million in short-term debt which is limited to 50% of the eligible accounts receivable that are less than 60 days old.  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and accounts receivable collections.  The credit facility bears interest at the rate of prime plus 4% per year with a minimum annual rate of 8.25%.  The prime rate as of March 13, 2003 was 4.25%.  The agreement is for an initial term of one year and requires minimum monthly interest expense of $3,750 per month for the first six months and $2,000 per month for the last six months.  In addition, the agreement contains restrictions on the Company's acquisition of its capital stock and the payment of dividends, among other things, without the prior written consent of the lender.  The agreement is guaranteed by the Company and certain of its wholly-owned subsidiaries.

The Company however, still extends rights to Tom Watson in which he has secondary rights to the Company's assets up to $1.0 million, only to the extent that any credit facility borrowings have been satisfied.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(Tables in thousands, except share and per share amounts)

(11)	Liquidity (continued)

It is anticipated that operating cash flows and current cash reserves will also fund capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to the Company's operations if cash is needed in other areas of the Company's operations.  In addition, cash flows from operations and cash reserves will be utilized to support ongoing purchases of component parts for the Company's current and future product lines.  The Company anticipates that cash requirements to support current purchasing activities will continue at current levels, taking into consideration the seasonality of the industry and consumer acceptance of the Company's products.  In addition, the Company expects to require less cash flow to support compensation and related expenditures as a result of the operational restructuring executed during 2002 and 2001.  The expected operating cash flow and current cash reserves are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

Management believes that sufficient resources may be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products that gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken steps to increase the market acceptance of these and its other products.  Accordingly, to remain viable, it is possible that the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings, possibly during the next twelve months.  The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price for the Company's common stock and the state of the capital markets generally, the Company does not expect that it will be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing.   There can be no assurance that financing will be available when needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the only sources of funding are current cash reserves, projected cash flows from operations and up to $1.0 million of borrowings available under the new revolving credit facility.

If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities; or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition or liquidity.

(12)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2002, 2001and 2000 consists of the following:

	2002	2001	2000

Federal-current	$(196)	$508	$--
Federal-deferred	--	--	318
State-current	38	74	(81)

	$(158)	$582	$237

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(Tables in thousands, except share and per share amounts)

(12)	Income Taxes (continued)

At December 31, 2002, the Company reported a federal income tax benefit as a result of a release of a tax accrual, which was partially offset by associated interest and penalty expense, related to the outcome of the IRS audit of tax periods 1997 through 1999.

Actual income tax expense differs from the "expected" income tax expense (benefit) (computed by applying the U.S. federal corporate tax rate of 35% to income (loss) before income taxes) for the years ended December 31, 2002, 2001 and 2000 as follows:

	2002	2001	2000

Computed "expected" tax benefit	$(3,192)	$(4,489)	$(12,951)
State income taxes, net of federal tax benefit	(91)	(128)	(364)
Change in valuation allowance for deferred tax assets	3,259	4,325	13,634
Other	(134)	874	(82)

	$(158)	$582	$237

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001

Deferred tax assets:
Allowance for doubtful accounts receivable	$238	$279
Restructuring reserve	--	141
Product warranty and sales returns	204	288
Other reserves	483	6
Settlement reserve	614	782
263A adjustment	223	--
Research and development tax credit carryforwards	306	306
Net operating loss carryforwards	19,517	16,425

Total deferred tax assets	21,585	18,227
Valuation allowance	(21,219)	(17,959)

Net deferred tax assets	366	268

Deferred tax liabilities:
Property and equipment	107	237
Other	259	31

Total gross deferred tax liabilities	366	268

Net deferred taxes assets	$--	$--

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

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

At December 31, 2002, the Company cannot determine based on a weighing of objective evidence that it is more likely than not that the remaining net deferred tax assets will be realized.  As a result, as of December 31, 2002, the Company has established a valuation allowance for the deferred tax assets in excess of existing taxable temporary differences.  The net change in the valuation allowance for the years ended December 31, 2002 and 2001 was $3,259,000 and $4,325,000, respectively.

At December 31, 2002, the Company has net operating loss carryforwards for federal, foreign and state income tax purposes of approximately $54,215,000 and tax credit carryforwards of $306,000 which are available to offset future taxable income through 2021.  The availability of approximately $785,000 of the net operating loss carryforwards to reduce future taxable income is limited to approximately $71,000 per year for the remaining life of the net operating losses, as a result of a change in ownership.

(13)	Stockholders' Equity

(a) Employee Stock Option Plans

In April 1996, the Company adopted the 1996 Stock Option Incentive Plan (the "1996 Stock Option Plan"), pursuant to which stock options covering an aggregate of 800,000 shares of the Company's common stock may be granted.  Options awarded under the 1996 Stock Option Plan (i) are generally granted at prices that equate to or are above fair market value on the date of grant; (ii) generally become exercisable over a period of one to four years; and (iii) generally expire ten years subsequent to award.  Effective May 1, 2002, the 1996 stock option plan was terminated and the remaining 140,310 shares available for grant under this plan, including forfeitures, were transferred to the 2002 Equity Incentive plan.

In February 1998, the Company adopted the 1998 Stock Incentive Plan (the "1998 Stock Option Plan"), pursuant to which stock options covering an aggregate of 1,800,000 shares (of which 900,000 shares were utilized as a direct stock grant to Mr. Faldo) of the Company's common stock may be granted.  In May 2000, the Company's shareholders approved a request to increase the aggregate number of shares in the 1998 Stock Option Plan to 2,700,000.  Options awarded under the Plan (i) generally become exercisable over a period of two to four years and (ii) generally expire five years subsequent to award.  At December 31, 2002, 540,240 options had been granted at prices ranging from $0.75 to $5.50 of which 473,000 were made with exercise prices equal to the fair market value of the Company's stock at the date of grant.  The 1998 grants were granted with exercise prices that were less than the fair market values of the Company's stock at $2.50 per share at the date of grant.  Accordingly, the Company has recorded deferred compensation of approximately $13,000 and 90,000, net of amounts amortized and forfeited, at December 31, 2002 and 2001, respectively associated with these grants.  The deferred compensation is being amortized to expense over the vesting periods of the options.  Effective May 1, 2002, the 1998 stock option plan was terminated and the remaining 1,258,971 shares available for grant under this plan, including forfeitures, were transferred to the 2002 Equity Incentive plan.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(Tables in thousands, except share and per share amounts)

(13)	Stockholders' Equity (continued)

In May 1999, the shareholders of the Company adopted the 1999 Non-Employee Director Plan of Adams Golf, Inc. (the "Director Plan") which allows for 200,000 shares of the Company's stock to be issued to non-employee directors.  At December 31, 2001, 90,000 options had been granted to various board members at exercise prices ranging from $0.63 to $4.75, which equaled the fair market value of the Company's common stock on the date of grant.  These options vest equally on each of the first four anniversary dates from the date of grant and expire five years from the date of grant.  Effective May 1, 2002, the 1999 stock option plan was terminated and the remaining 110,000 shares available for grant under this plan, including forfeitures, were transferred to the 2002 Equity Incentive plan.

In November 1999, the Company adopted the 1999 Stock Option Plan for Outside Consultants (the "Consultant Plan").  The Consultant Plan allows for the granting of up to 1,000,000 shares of the Company's common stock.  At December 31, 2001, 355,800 options had been granted with exercise prices ranging from $0.38 to $2.27 per share at the date of grant.  The vesting period varies from two to four years with options vesting equally on each of the anniversary dates from the date of grant and expire five years from the date of grant.  Effective May 1, 2002, the 1999 stock option plan was terminated and the remaining 644,200 shares available for grant under this plan, including forfeitures, were transferred to the 2002 Equity Incentive plan.

In May 2002, the Company adopted the 2002 Equity Incentive Plan for employees, outside directors and consultants.  The plan allows for the granting of up to 2,500,000 shares of the Company's common stock at the inception of the plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this plan, and additional shares as defined in the plan.  On May 1, 2002, the four predecessor plans described above were terminated and a total of 2,153,481 shares available for issuance under these predecessor plans were transferred to the Equity Incentive Plan.  At December 31, 2002, 2,243,140 options had been granted with exercise prices at $0.01 per share at the date of grant.  The vesting periods vary from six months to four years and expire ten years from the date of grant.  At December 31, 2002, 2,410,341 shares remain available for grant, including forfeitures.

The following is a summary of stock options outstanding as of December 31, 2002:

		Weighted	Weighted		Weighted
Range of		average	average		Average Vested
Exercise	Options	remaining	exercise price	Options	Exercise price
Prices	Outstanding	contractual life	per share	Exercisable	per share

$0.01 - $0.75	2,464,140	3.99 years	$0.07	1,030,250	$0.03
$1.06 - $2.50	623,040	1.73 years	1.85	459,040	0.57
$3.81 - $5.50	142,000	0.83 years	4.93	126,500	0.39

	3,229,180	3.10 years	$0.63	1,615,790	$0.99

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(Tables in thousands, except share and per share amounts)

(13)	Stockholders' Equity (continued)

The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $0.14, $0.50 and $0.63, respectively, on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:  Risk free interest rate, 6%; expected life, 5 years; expected dividend yield, 0%; volatility, 7.3%, 6.5% and 5.6% in 2002, 2001 and 2000, respectively.

Operating expenses included in the consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 include total compensation expense associated with stock options and warrants of $732,000, $184,000 and $373,000, respectively, inclusive of compensation expense recorded under the provisions of SFAS No.123 of $13,000, $90,000 and $57,000 for each of the years indicated.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	shares	Exercise price

Options outstanding at December 31, 1999	979,107	$3.22
Options granted	758,000	1.41
Options forfeited	(234,810)	2.54

Options outstanding at December 31, 2000	1,502,297	2.41
Options granted	688,000	0.72
Options forfeited	(592,627)	1.63

Options outstanding at December 31, 2001	1,597,670	1.95
Options granted	2,243,140	0.01
Options forfeited	(611,630)	1.65

Options outstanding at December 31, 2002	3,229,180	$0.63

(b) Warrants

In March 2000, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $1.69 per share for certain advertising services provided by non-employees.  These warrants are immediately exercisable and will expire on the fifth anniversary of the date of grant.  The Company accounts for the warrants under SFAS No. 123.  Expense for these warrants for the years ended December 31, 2002 and 2001 was not material.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(Tables in thousands, except share and per share amounts)

(13)	Stockholders' Equity (continued)

(c) Common Stock Repurchase Program

In October 1998, the Board of Directors approved a plan whereby the Company is authorized to repurchase from time to time on the open market up to 2,000,000 shares of its common stock.  At December 31, 1998, the Company had repurchased 657,500 shares of common stock at an average price per share of $4.77 for a total cost of approximately $3,136,000.  The repurchased shares are held in treasury.  No shares were repurchased during the years ended December 31, 2002, 2001 or 2000.

(14)	Segment Information

The Company generates substantially all revenues from the design, marketing and distribution of premium quality, technologically innovative golf clubs.  The Company's products are distributed in both domestic and international markets.  Net sales by customer domicile for these markets consisted of the following for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

United States (1)	$30,995	$38,455	$34,968
Rest of world (1)	6,922	9,200	6,709

	$37,917	$47,655	$41,677

(1)	Reflects reclassification of promotional and advertising costs (see Note 1(t))

The following table sets forth net sales by product class for the years ended December 31, 2002, 2001 and 2000.

	2002	2001	2000

Fairway Woods (1)	$17,998	$22,120	$29,915
Drivers (1)	9,941	12,113	9,690
Irons, Wedges and Other (1)	9,978	13,422	2,072

Total	$37,917	$47,655	$41,677

(1)	Reflects reclassification of promotional and advertising costs (see Note 1(t))

At December 31, 2002 and 2001, the Company had approximately $0 and $196,000, respectively, in long lived assets, exclusive of goodwill, outside the United States.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(Tables in thousands, except share and per share amounts)

(15)	Quarterly Financial Results (unaudited)

Quarterly financial results for the years ended December 31, 2002 and 2001 are as follows:

	2002

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$12,417	$11,262	$7,003	$7,235

Gross profit (3)	$6,066	$3,500	$8	$2,019

Net income (loss)	$611	$(1,962)	$(4,323)	$(3,251)

Income (loss) per share - basic and diluted (4)	$0.03	$(0.09)	$(0.19)	$(0.15)

	2001

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales (1)(2)	$20,097	$18,421	$6,262	$2,875

Gross profit (loss) (1)(2)	$10,591	$9,062	$2,366	$(8)

Net income (loss)	$366	$(1,556)	$(7,013)	$(5,206)

Income (loss) per share - basic and diluted (5) (6)	$0.02	$(0.07)	$(0.31)	$(0.24)

_________________________

(1)	Reflects reclassification of promotional and advertising costs (see Note 1(t))

(2)	Reflects reclassification of shipping revenue and costs (see Note 1(q))

(3)	The fourth quarter includes an adjustment of inventories to net realizable value which reduced gross profit by $620,000 or $0.03 per share (see Note 3)

(4)	The fourth quarter includes approximately $850,000 or $0.04 per share associated with the closure of the Adams Golf UK subsidiary.

(5)

The third quarter includes approximately $1,036,000 or $0.05 per share associated with an operational restructuring whereby the domestic employee sales force was converted to independent sales representatives and substantially all the assembly of the Company was outsourced to a third party.

(6)

The fourth quarter includes approximately $613,000 or $0.03 per share representing the write-off of the remaining unamortized goodwill associated with the Company's Japanese subsidiary.  During the fourth quarter, the Company further modified its business strategy resulting in the closure of the Company's Japanese subsidiary effective December 31, 2001 in favor of a distributor relationship.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(Tables in thousands, except share and per share amounts)

(16)	Business and Credit Concentrations

The Company is currently dependent on thirteen customers, which collectively comprised approximately 35.9% of net revenues for the year ended December 31, 2002.  Of these customers one customer individually represents greater than 5% of net revenues for the year ended December 31, 2002, and no customers represent greater than 10% of net revenues for the year ended December 31, 2002.  For the year ended December 31, 2001, nine customers comprised approximately 28.5% of net revenue, of which only three customers represented greater than 5% but less than 10%.  For the year ended December 31, 2000, a small number of customers comprised approximately 24.0% of net revenue, of which only two customers represented greater than 5% but less than 10%.  The loss of an individual or a combination of these customers would have a material adverse effect on consolidated revenues.

(17)	Subsequent Events

On January 3, 2003, the Company terminated its credit agreement with General Electric Capital Corp without any penalties or other fees.  The line of credit was no longer viable for the business and the Company wanted to pursue other sources of debt financing.

In March 2003, the Company entered into a revolving credit agreement with First Community Financial Corporation to provide up to $1.0 million in short-term debt which is limited to 50% of the eligible accounts receivable that are less than 60 days old.  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and accounts receivable collections.  The credit facility bears interest at the rate of prime plus 4% per year with a minimum annual rate of 8.25%.  The prime rate as of March 13, 2003 was 4.25%.  The agreement is for an initial term of one year and requires minimum monthly interest expense of $3,750 per month for the first six months and $2,000 per month for the last six months.  In addition, the agreement contains restrictions on the Company's acquisition of its capital stock and the payment of dividends, among other things, without the prior written consent of the lender.  The agreement is guaranteed by the Company and certain of its wholly-owned subsidiaries.

The Company however, still extends rights to Tom Watson in which he has secondary rights to the Company's assets up to $1.0 million, only to the extent that any credit facility borrowings have been satisfied.

Schedule II

ADAMS GOLF, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended December 31, 2002, 2001 and 2000

(Table in thousands)

Description	Balance at begining of period	Charged to cost and Expenses	Charged to other accounts	Deductions (1)	Balance at end of period

Allowance for doubtful accounts:
Year ended December 31, 2002	$775	626	--	739	$662
Year ended December 31, 2001	$1,531	613	--	1,369	$775
Year ended December 31, 2000	$966	4,441	--	3,876	$1,531

Product warranty and sales returns:
Year ended December 31, 2002	$801	106	--	341	$566
Year ended December 31, 2001	$535	1,461	--	1,195	$801
Year ended December 31, 2000	$530	1,226	--	1,221	$535

Inventory obsolescence (2):
Year ended December 31, 2002	$252	620	--	146	$726
Year ended December 31, 2001	$2,530	--	--	2,278	$252
Year ended December 31, 2000	$25	2,513	--	8	$2,530

(1)

Represents uncollectible accounts charged against the allowance for doubtful accounts, actual costs incurred for warranty repairs and sales returns and inventory items deemed obsolete charged against the inventory obsolescence reserve.

(2)	For the year ended December 31, 2002, costs charged to expenses includes $620,000 of expense associated with the write-down of certain inventories to net realizable value.

S-1