Form 10-Q
period 2003-03-31
ADAMS GOLF INC
filed 2003-05-07
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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
[X] Yes  [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)
[   ] Yes  [X] No

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,480,071 on May 7, 2003.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL STATEMENTS	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		March 31, 2003 (unaudited) and December 31, 2002	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three months ended March 31, 2003 and 2002	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Three months ended March 31, 2003	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Three months ended March 31, 2003 and 2002	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-26

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4.	Controls and Procedures	26

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	27

	Item 2.	Changes in Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	N/A

	Item 5.	Other Information	N/A

	Item 6.	Exhibits and Reports on Form 8-K	32-33

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	March 31, 2003	December 31, 2002
	(unaudited)
Current assets:
Cash and cash equivalents	$ 2,747	$ 5,611
Trade receivables, net of allowance for doubtful accounts of $538 (unaudited) and $662 in 2003 and 2002, respectively	16,069	8,533
Inventories (note 2)	9,924	9,127
Prepaid expenses	775	934
Income tax receivable	9	18
Other current assets	63	136
Total current assets	29,587	24,359

Property and equipment, net	1,639	1,937
Other assets, net	165	142
	$ 31,391	$ 26,438

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings (note 3)	$ 500	$ --
Accounts payable	2,450	933
Accrued expenses (note 4)	6,195	5,326
Total current liabilities	9,145	6,259
Other non-current liabilities	613	703
Total liabilities	9,758	6,962

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 23,137,571shares issued and 22,480,071 shares outstanding	23	23
Additional paid-in capital	87,528	87,381
Deferred compensation	(651)	(671)
Accumulated other comprehensive loss	(505)	(653)
Accumulated deficit	(61,626)	(63,468)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)
Total stockholders' equity	21,633	19,476

Contingencies (note 11)
	$ 31,391	$ 26,438

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended
	March 31,

	2003	2002

Net sales	$ 15,744	$ 12,417
Cost of goods sold	8,003	6,351
Gross profit	7,741	6,066

Operating expenses:
Research and development expenses	421	324
Selling and marketing expenses	3,926	3,458
General and administrative expenses:
Provision for bad debts	161	157
Other	1,344	1,508
Total operating expenses	5,852	5,447
Operating income	1,889	619

Other income (expense):
Interest income (expense), net	(10)	40
Other income (expense), net	43	(10)
Income before income taxes	1,922	649
Income tax expense (note 7)	80	39
Net income	$ 1,842	$ 611

Net income per common share - basic and diluted (note 5)	$ 0.08	$ 0.03

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Three months ended March 31, 2003
(unaudited)
	Shares of		Additional		Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Deferred	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Compensation	Loss	Deficit	Income	Stock	Equity

Balance, December 31, 2002	23,137,571	$ 23	$ 87,381	$ (671)	$ (653)	$ (63,468)		$ (3,136)	$ 19,476
Comprehensive income:
Net income	--	--	--	--	--	1,842	$ 1,842	--	1,842
Other comprehensive income, net of tax:
Foreign currency translation	--	--	--	--	148	--	148	--	148
Comprehensive income	--	--		--	--	--	$ 1,990	--	--
Issuance of stock options	--	--	147	(147)	--	--	--	--	--
Amortization of deferred compensation	--	--	--	167	--	--		--	167
Balance, March 31, 2003	23,137,571	$ 23	$ 87,528	$ (651)	$ (505)	$ (61,626)		$ (3,136)	$ 21,633

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended
	March 31,

	2003	2002
Cash flows from operating activities:
Net income	$ 1,842	$ 611
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangible assets	390	480
Amortization of deferred compensation	167	29
Provision for doubtful accounts	161	157
Changes in assets and liabilities:
Trade receivables	(7,697)	(8,862)
Inventories	(797)	(2,259)
Prepaid expenses	159	(238)
Income tax receivable	9	--
Other current assets	73	44
Other assets	148	(43)
Accounts payable	1,517	3,355
Accrued expenses	839	702
Other non-current liabilities	(90)	--
Net cash used in operating activities	(3,279)	(6,024)

Cash flows from investing activities:
Purchases of equipment	(59)	(48)
Net cash used in investing activities	(59)	(48)

Cash flows from financing activities:
Principal payments under capital lease obligation	(2)	(18)
Short-term borrowings, net	500	--
Debt financing costs	(24)	(112)
Net cash provided by (used in) financing activities	474	(130)

Net decrease in cash and cash equivalents	(2,864)	(6,202)
Cash and cash equivalents at beginning of period	5,611	9,245
Cash and cash equivalents at end of period	$ 2,747	$ 3,043

Supplemental disclosure of cash flow information
Interest paid	$ 6	$ 8
Income taxes paid	$ 71	$ 39

Supplemental disclosure of non-cash investing and financing activities - equipment financed with capital lease	$ 31	$ --

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company" or "Adams Golf") for the three month period ended March 31, 2003 and 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").   The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's 2002 Annual Report on Form 10-K filed with the SEC on April 1, 2003.

Founded in 1987, Adams Golf Inc. (the "Company" or "Adams Golf") initially operated as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation.  Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs including the recently introduced Redline drivers and fairway woods, the Tight Lies family of fairway woods and drivers, the Adams Golf Idea Irons and i-Woods, the Tight Lies GT irons and i-Woods, the Tom Watson signature series of wedges, the GT Spec Putters and certain accessories. The Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries, agencies, and distributorships.

2.   Inventories

Inventories consisted of the following (in thousands):
	March 31,	December 31,
	2003	2002
	(unaudited)
Finished goods	$ 3,565	$ 3,545
Component parts	6,359	5,582
Total Inventory	$ 9,924	$ 9,127

3.   Short-term Borrowings

During the first quarter of 2003, the Company entered into a revolving credit agreement with First Community Financial Corporation to provide up to $1.0 million in short-term debt.  Advances under this facility are limited to 50% of the eligible accounts receivable that are less than 60 days old.  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and accounts receivable collections.  During the first quarter of 2003, the Company elected to draw $0.5 million of the credit facility to facilitate component purchases and working capital requirements.  As of May 5, 2003, the outstanding credit facility loan balance was $0.2 million and an additional $0.8 million was available to borrow on the line of credit.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   Accrued Expenses

Accrued Expenses consisted of the following (in thousands):
	March 31,	December 31,
	2003	2002
	(unaudited)
Payroll and commissions	$ 1,038	$ 965
Royalties	--	26
Advertising	919	322
Product warranty expense and sales returns	398	566
Professional services	101	149
Restructuring costs	289	465
Faldo settlement costs	1,102	1,004
Deferred revenue	755	682
Other	1,593	1,147
Total Accrued Liabilities	$ 6,195	$ 5,326

During 2002, the Company executed an operational restructuring plan, which resulted in the closure of the Adams Golf UK, Limited wholly owned subsidiary.  The operational restructuring plan resulted in a restructuring charge of $850,000 for severance, a write off of goodwill and other related exit costs.  Approximately $289,000 remains in accrued expenses associated with the operational restructuring.  The Company continues to sell its products in the UK through a distributor.

5.   Income per Common Share

The weighted average common shares used for determining basic and diluted income per common share were 22,480,071 and 23,875,124, respectively, for the three months ended March 31, 2003 and 22,480,071 and 22,483,193, respectively, for the three months ended March 31, 2002.  The effect of all warrants and options to purchase shares of the Company's common stock for the three months ended March 31, 2003 resulted in additional dilutive shares of 1,395,053.  For this period, approximately 1,625,730 options and 100,000 warrants were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.  The effect of all warrants and options to purchase shares of the Company's common stock for the three months ended March 31, 2002 resulted in additional dilutive shares of 3,122.  For this period, approximately 1,556,670 options and 100,000 warrants were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   Geographic Segment and Data

The Company generates substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  The Company's products are distributed in both domestic and international markets.  Net sales by customer domicile for these markets consisted of the following (in thousands):
	Three Months Ended March 31,
	2003	2002
	(unaudited)
United States	$ 13,890	$ 10,246
Rest of World	1,854	2,171
Total Net Revenue	$ 15,744	$ 12,417

7.   Income Taxes

In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through March 31, 2003 will be realized.  Accordingly, the Company has recognized a valuation allowance equal to the entire deferred income tax asset.

8.   Stock Compensation

At March 31, 2003, the Company has one stock-based compensation plan that replaced four predecessor plans, which are described in more detail in Note 13.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  The Company has elected to continue to apply the intrinsic value-based method of accounting for employee stock option grants and has adopted the SFAS No.148 disclosure requirements.  Non-Employee option grants are accounted for using the fair-value based method.   The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock Based Compensation, to stock based employee compensation for the years ended December 31, 2002, 2001 and 2000:
	2003	2002

Net income (loss):
As reported	$ 1,842	$ (8,925)
Deduct: Total stock based employee compensation expense	(5)	(35)
Pro forma	$ 1,837	$ (8,960)
	=======	=======
Diluted income (loss) per common share:
As reported	$ 0.08	$ (0.40)
Pro forma	0.08	(0.40)

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company adopted the provisions in the first quarter of 2003, which had no impact on the consolidated financial statements.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the financial accounting and reporting for costs associated with exit or disposal activities to be recorded at fair values when a liability has been incurred.  This standard applies to all activities occurring on or after January 1, 2003.  The Company adopted the provisions in the first quarter of 2003, which had no impact on the consolidated financial statements.

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

10.   Liquidity

The Company's anticipated sources of liquidity over the next twelve months are expected cash reserves, projected cash flow from operations, and available borrowings under the new revolving credit facility.  The adequacy of these available sources are dependent upon, among other things, the consumer acceptance of the Company's products, the Company's ability to manage working capital requirements, changes in the current economic environment, and changes in the competitive landscape of the golf industry.  These and other factors within and outside the Company's control could impact the Company's anticipated sources of liquidity, including, specifically, the projected amount of cash to be generated from operations in future periods.  Management believes, however, that these sources of liquidity will provide cash resources sufficient to meet the Company's requirements through the next twelve months.  Should the Company at some point in the future require additional financing, no assurance can be given that any additional financing would be available on acceptable terms, or at all.  Should the Company be unable to obtain additional financing, it may be required to further reduce costs associated with its current infrastructure, decrease spending on marketing and advertising campaigns, curtail component part purchasing and research and development programs and/or halt all other discretionary spending programs, any of which could further reduce sales and adversely affect the Company's liquidity and operations.

On January 3, 2003, the Company terminated its credit agreement with General Electric Capital Corp. without any penalties or other fees.  The line of credit was no longer viable for the business and the Company wanted to pursue other sources of working capital financing.

In March 2003, the Company entered into a revolving credit agreement with First Community Financial Corporation to provide up to $1.0 million in short-term debt.  Advances under this facility are limited to 50% of the eligible accounts receivable that are less than 60 days old.  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and accounts receivable collections.  The credit facility bears interest at the rate of prime plus 4% per year with a minimum annual rate of 8.25%.  The prime rate as of May 5, 2003 was 4.25%.  The agreement is for an initial term of one year and requires minimum monthly interest expense of $3,750 per month for the first six months and $2,000 per month for the last six months.  In addition, the agreement contains restrictions on the Company's acquisition of its capital stock and the payment of dividends, among other things, without the prior written consent of the lender.  The agreement is guaranteed by the Company and certain of its wholly-owned subsidiaries.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.   Liquidity (continued)

During March 2003, the Company elected to draw $0.5 million of the credit facility to facilitate component purchases and working capital requirements.  As of May 5, 2003, the outstanding credit facility loan balance was $0.2 million and an additional $0.8 million was available to borrow on the line of credit.

Tom Watson currently holds a second lien on no more than $1.0 million worth of the Company's assets to secure payments owed to him under his Golf Consultant Agreement.

The Company's anticipated sources of liquidity over the next twelve months are expected cash reserves, projected cash flow from operations, and available borrowings under the new revolving credit facility.  Cash flow from operations consists primarily of collections from outstanding trade receivables.  These sources of liquidity will primarily be used to support ongoing purchases of component parts for the Company's current and future product lines.  The Company anticipates that cash requirements to support current purchasing activities will continue at current levels, taking into consideration the seasonality of the industry and consumer acceptance of the Company's products.  It is anticipated the operating cash flows and current cash reserves will also fund capital expenditure programs.  In addition, the Company expects to require less cash flow to support compensation and related expenditures as a result of the operational restructurings executed during 2002 and 2001.  The expected collections of outstanding trade receivables, other operating cash flow, current cash reserves, and borrowings available under the new credit facility are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products that gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken steps to increase the market acceptance of these and its other products.   Accordingly, to remain viable, the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings, possibly during the next twelve months.  The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company would be reduced, stockholders may experience additional dilution, and/or such equity securities may have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price for the Company's common stock and the state of the capital markets generally, the Company does not expect that it would be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing.    There can be no assurance that financing will be available when needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the only sources of funding are current cash reserves, projected cash flows from operations and up to $1.0 million of borrowings available under the new revolving credit facility, of which the Company had borrowed $0.5 million, currently has an outstanding loan balance $0.2 million, and an additional $0.8 million was available to borrow on the line of credit.

If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities; or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition and/or liquidity.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   Contingencies

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints alleged that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) threatened the Company's long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint citing the plaintiffs failed to plead any facts supporting their claim that the Company or its officers and directors violated the federal securities laws.  On January 14, 2002, the plaintiffs filed a motion for leave to file an amended complaint.  In the motion, plaintiffs allege that, if given another opportunity, they would be able to amend the original causes of action to state actionable claims.  On January 24, 2002, the Company filed an opposition to the plaintiffs' motion and is awaiting a response from the court.  Currently, the Company has not received any further updates from the courts system or opposing legal counsel.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

Overview

Founded in 1987, Adams Golf, Inc (the "Company" or "Adams Golf") operated initially as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation.  Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the Redline fairway woods and drivers, the Tight Lies family of fairway woods and drivers, the Adams Golf Idea irons and i-woods, the Tight Lies GT irons and i-Woods, the Tom Watson signature series of wedges, the GT Spec Putters and certain accessories.  The Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly owned subsidiaries.

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

   Revenue Recognition

The Company recognizes revenue when the product is shipped.  At that time, the title and risk of loss transfer to the customer, and collectability is reasonably assured.  Collectability is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.  Additionally, an estimate of product returns and warranty costs are recorded when revenue is recognized.  Estimates are based on historical trends taking into consideration current market conditions.  The Company also records estimated reductions in revenue for sales programs such as co-op advertising and spiff incentives.   If actual sales returns and sales programs significantly exceed the recorded estimated allowances, the Company's sales would be adversely affected.

   Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances, the customer's financial condition and current economic conditions.  If a significant number of customers with significant receivable balances in excess of the allowance fail to make required payments, the Company's operating results would be significantly adversely affected.

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

   Income Taxes

The Company accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through March 31, 2003 will be realized.  Accordingly, the Company has recognized a valuation allowance equal to the entire deferred income tax asset.

   Impairment of Long-Lived Assets
The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  As of March 31, 2003, there was no impairment of long-lived assets.

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
	Three Months Ended March 31,
	2003	2002
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	50.8	51.2
Gross profit	49.2	48.9
Operating expenses:
Research and development expenses	2.7	2.6
Sales and marketing expenses	24.9	27.9
General and administrative expenses:
Provision for bad debts	1.0	1.3
Other	8.5	12.1
Total operating expenses	37.1	43.9
Interest income (expense), net	(0.1)	0.3
Other income (expense). net	0.3	(0.1)
Income before income taxes	12.2	5.2
Income tax expense	0.5	0.3
Net income	11.7%	4.9%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Total net sales increased 26.8% to $15.7 million for the three months ended March 31, 2003 from $12.4 million for the comparable period of 2002.  The increase is primarily attributable to the successful launch of the Redline fairway woods and driver product lines and continued strong sales of the Adams Idea Irons that were introduced in the fall of 2002.

Net sales of drivers decreased to $3.7 million, or 23.7% of total net sales, for the three months ended March 31, 2003 from $4.0 million, or 32.0% of total net sales, for the comparable period of 2002.  A large portion of the driver net sales for the three month period ended March 31, 2003 was generated by the recently introduced Redline driver product line which was partially offset by a decline in the Tight Lies GT driver sales.  Net sales of irons increased to $4.9 million, or 31.2% of total net sales, from $1.7 million, or 14.0% of total net sales, for the three month periods ended March 31, 2003 and 2002, respectively resulting from the recent introduction of the Adams Idea Irons.  Net sales of fairway woods increased to $6.1 million, or 38.9% of total net sales, from $5.8 million, or 46.6% of total net sales, for the three month periods ended March 31, 2003 and 2002, respectively.  The increase is due primarily to net sales generated from the recently introduced Redline fairway woods partially offset by lower net sales of maturing product lines, primarily the Tight Lies GT fairway woods.

Domestic net sales of the Company's products increased 35.5% to $13.9 million from $10.2 million for the three months ended March 31, 2003 and 2002, respectively.  Net sales of the Company's products outside the U.S. decreased 14.4% to $1.9 million, from $2.2 million for the three months ended March 31, 2003 and 2002, respectively.

For the three months ended March 31, 2003, nine customers collectively comprised approximately 31.4% of total net sales, however only one customer individually represented greater than 5% but less than 10% of total net sales, and no customers represented greater than 10% of total net sales.  Should these or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.

Cost of goods sold, as a percentage of total net sales, decreased to 50.8% for the three months ended March 31, 2003 from 51.2% for the comparable period of 2002.  The decrease as a percentage of total net sales is primarily due to changes in the product mix to products yielding higher gross margins.

Selling and marketing expenses, as a percentage of total net sales, decreased to 24.9% from 27.9% for the three months ended March 31, 2003 and 2002, respectively.  Selling and marketing expenses were $3.9 million for the three months ended March 31, 2003 and $3.5 million for the comparable period in 2002.  The dollar increase is primarily the result of additional advertising costs largely related to the promotion of the new Redline and Adams Idea product lines and increased commission expenses related to the increased sales volume.

General and administrative expenses, including provisions for bad debts, decreased to $1.5 million for the three months ended March 31, 2003 from $1.7 million for the comparable period in 2002.  The decrease in administrative related costs is attributable to the Company's continued efforts in scaling back infrastructure to provide additional costs savings after the operational restructurings executed in 2002 and 2001.

Research and development expenses, primarily consisting of costs associated with development of new products, were $0.4 million for the three months ended March 31, 2003 compared to $0.3 million for the same period of 2002.

As a result, the Company reported a net income of $1.8 million for the three months ended March 31, 2003 compared to a net income of $0.6 million for the three months ended March 31, 2002.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $2.7 million at March 31, 2003 from $5.6 million at December 31, 2002.  The decrease is primarily due to cash used in operating activities of $3.3 million, net of $0.5 million in short-term borrowings.  During the three months ended March 31, 2003, accounts receivable increased $7.5 million, due primarily to an increase in sales, coupled with an increase in inventory of $0.8 million.  However, they were partially offset by an increase in accrued expenses and accounts payable of $2.4 million associated in part with component purchases, advertising expenditures and compensation related costs.

On January 3, 2003, the Company terminated its credit agreement with General Electric Capital Corp. without any penalties or other fees.  The line of credit was no longer viable for the business and the Company wanted to pursue other sources of working capital financing.

In March 2003, the Company entered into a revolving credit agreement with First Community Financial Corporation to provide up to $1.0 million in short-term debt.  Advances under this facility are limited to 50% of the eligible accounts receivable that are less than 60 days old.  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and accounts receivable collections.  The credit facility bears interest at the rate of prime plus 4% per year with a minimum annual rate of 8.25%.  The prime rate as of May 5, 2003 was 4.25%.  The agreement is for an initial term of one year and requires minimum monthly interest expense of $3,750 per month for the first six months and $2,000 per month for the last six months.  In addition, the agreement contains restrictions on the Company's acquisition of its capital stock and the payment of dividends, among other things, without the prior written consent of the lender.  The agreement is guaranteed by the Company and certain of its wholly-owned subsidiaries.

During March 2003, the Company elected to draw $0.5 million of the credit facility to facilitate component purchases and working capital requirements.  As of May 5, 2003, the outstanding credit facility loan balance was $0.2 million and an additional $0.8 million was available to borrow on the line of credit.

Tom Watson currently holds a second lien on no more than $1.0 million worth of the Company's assets to secure payments owed to him under his Golf Consultant Agreement.

Working capital increased at March 31, 2003 to $20.4 million compared to $18.1 million at December 31, 2002.   However, approximately 54% of the Company's current assets are comprised of accounts receivable.  Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific retail customers.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on the Company's relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote the Company's brand name and to assure adequate product availability often to coincide with planned promotions or advertising campaigns.  Although a significant amount of the Company's sales are not affected by these terms, the extended terms do have a negative impact on the Company's financial position and liquidity.  The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company's financial condition.  The Company generates cash flow from operations primarily by collecting outstanding trade receivables.  Since the Company has limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, the Company would have a limited amount of funds available to further expand production until such time as the Company could collect a significant portion of the trade receivables.  If the Company's cash needs in the near term exceed the available cash and cash equivalents on hand, and the available borrowing under the credit facility, the Company would be required to obtain additional financing or limit expenditures to the extent of available cash on hand, all of which could significantly interfere with the Company's current growth plans and result in a material adverse effect on the Company's results of operations.

The Company's anticipated sources of liquidity over the next twelve months are expected cash reserves, projected cash flow from operations, and available borrowings under the new revolving credit facility.  Cash flow from operations consists primarily of collections from outstanding trade receivables.  These sources of liquidity will primarily be used to support ongoing purchases of component parts for the Company's current and future product lines.  The Company anticipates that cash requirements to support current purchasing activities will continue at current levels, taking into consideration the seasonality of the industry and consumer acceptance of the Company's products.  It is anticipated the operating cash flows and current cash reserves will also fund capital expenditure programs.  In addition, the Company expects to require less cash flow to support compensation and related expenditures as a result of the operational restructurings executed during 2002 and 2001.  The expected collections of outstanding trade receivables, other operating cash flow, current cash reserves, and borrowings available under the new credit facility are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products that gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken steps to increase the market acceptance of these and its other products.   Accordingly, to remain viable, the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings, possibly during the next twelve months.  The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company would be reduced, stockholders may experience additional dilution, and/or such equity securities may have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price for the Company's common stock and the state of the capital markets generally, the Company does not expect that it would be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing.    There can be no assurance that financing will be available when needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the only sources of funding are current cash reserves, projected cash flows from operations and up to $1.0 million of borrowings available under the new revolving credit facility, of which the Company had borrowed $0.5 million, currently has an outstanding loan balance $0.2 million, and an additional $0.8 million was available to borrow on the line of credit.

If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities; or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition and/or liquidity.

Audit Committee

The Audit Committee operates under a written charter adopted by the Company's Board of Directors.  Pursuant to this Charter, as well as the rules promulgated by the Nasdaq Stock Market, each of the members of the Audit Committee must be "independent."  The NASD does not consider a director to be "independent" if he is employed by the issuer or any of its affiliates for the current year or the past three years.  According to NASD policy, any entity which holds in excess of 20% of the Company's issued and outstanding common stock would be considered an "affiliate."  Consequently, Mr. Paul Brown, is not considered independent under this policy as he serves as the Vice President, Finance and Chief Financial Officer of Royal Holding Company (which is the holder of 28.4% of the Company's issued and outstanding common stock at March 28, 2003).  Nevertheless, pursuant to applicable NASD rules, the Company may include one director in the Audit Committee who is not independent, provided that the Company's Board of Directors has determined that his service on the Audit Committee is required and in the best interests of the Company and its shareholders.  The Company's Board of Directors has made such a determination and has, accordingly, continued to support Mr. Brown's service on the Audit Committee under this exception.

Business Risks

As indicated below, this Form 10-Q contains forward-looking statements that involve risks and uncertainties.  The Company's actual results may differ materially from the results discussed in the forward-looking statements.  Factors that may cause such a difference include, but are not limited to, those discussed in this section and elsewhere throughout this Form 10-Q.

Need for Additional Capital

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months, based upon, among other things, management's assumptions regarding the collectability of outstanding accounts receivable, projected cash flow from operations, and anticipated expenditures.  However, no assurances can be given that the Company will have sufficient cash resources beyond twelve months.  To the extent our cash requirements change or the assumptions on which management's expectations are based prove to be in error, we may need additional working capital resources within the year.  The Company, in March 2003, entered into a revolving credit agreement with First Community Financial Corporation to provide up to $1.0 million in short-term debt.  Advances under the credit facility are limited to 50% of the eligible accounts receivable less than 60 days old.  To the extent that the Company may require additional financing, there are no assurances that such additional financing would be available on favorable terms, if at all.  Given the current market price for the Company's common stock and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock.  The Company may also find it difficult to secure additional debt financing.  It is possible that the Company's only source of future funding is cash on hand and future cash from operations.  If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations, develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company.

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

On August 14, 2002, the Company was notified that it had failed to regain compliance with the minimum $1.00 bid price requirement.  However, because the Company did meet the initial listing requirement for the Small Cap Market as of June 30, 2002, specifically stockholders' equity of $5 million, Nasdaq provided the Company with an additional grace period of 180 calendar days in which to maintain a minimum bid price of $1.00 or greater for ten consecutive trading days.

As of February 10, 2003, the Company was unable to maintain a minimum bid price of $1.00 for ten consecutive days.  On March 18, 2003, Nasdaq notified the Company that it would be provided with an additional 90 days, or until May 12, 2003, to regain compliance.

The Company will not be able to regain compliance with the minimum bid price requirement by the expiration of the current grace period on May 12, 2003.  Nasdaq has recently submitted new rules to the Securities and Exchange Commission for approval that would extend the compliance periods of the minimum bid price rule.  Under the proposed rules, the Company could be provided additional grace periods in which to regain compliance.  If no further grace periods are available, Nasdaq will then provide written notification that the Company's stock will be delisted.  No assurances can be made that the Company will be able to attain a minimum bid price of $1.00 for a minimum of ten consecutive trading days.

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

Uncertainty Regarding Continuation of Profitability

Although the Company generated net income during the years ended December 31, 1996 and 1998, it has historically experienced net losses from operations.  In addition, even though the Company experienced an increase in revenues for the year ended December 31, 2001 and decreasing operating losses for the year ended December 31, 2002, the Company experienced declining sales and increasing operating losses for the years ended December 31, 1999 and 2000.  While the Company generated income during the first quarter of 2003, there can be no assurance that the Company will be able to increase revenues or continue such profitability on a quarterly or annual basis in the future.  An inability to continue such improvements the Company's financial performance could jeopardize the Company's ability to develop, enhance, and market products, retain qualified personnel, and take advantage of future opportunities or respond to competitive pressures.

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

The golf club industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts.  Due to the success of the Tight Lies fairway woods, several competitors introduced products similar to the Tight Lies fairway woods.  Should the Company's recently introduced product lines achieve widespread market success, the Company has no reason not to believe that our competitors will move quickly to introduce similar products that would directly compete with the new product lines.  The Company may face competition from manufacturers introducing other new or innovative products or successfully promoting golf clubs that achieve market acceptance.  The failure to successfully compete in the future could result in a material deterioration of customer loyalty and the Company's image, and could have a material adverse effect on the Company's business, results of operations, financial position and/or liquidity.

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

Dependence on Key Personnel and Endorsements

The Company's success depends to an extent upon the performance of its management team.  With the exception of the Company's President and Chief Executive Officer, Oliver G. (Chip) Brewer, none of the Company's officers and employees are bound by employment agreements and the relations of such officers and employees are, therefore, at will.  There is strong competition for qualified personnel in the golf club industry, and the inability to continue to attract, retain and motivate other key personnel could adversely affect the Company's business, operating results or financial condition.

The Company believes that acceptance of its products by touring professionals is an important aspect of its marketing strategy and ultimately validates the products in the mind of the consumer.  The Company has entered into endorsement arrangements with certain members of the PGA Tour and the Champions PGA Tour, including Tom Watson, Bruce Lietzke, Allen Doyle, Larry Nelson and other notable players.  As is typical in the golf industry generally, the agreements with these professional golfers do not necessarily require that they use the Company's golf clubs at all times during the terms thereof, including, in certain circumstances, at times when the Company is required to make payments to them.  The failure of certain individuals to use the Company's products on one or more occasions has resulted in negative publicity involving the Company.  While the Company does not believe this publicity has resulted in any significant erosion in the net sales of the Company's products to date, no assurance can be given that the Company's business would not be adversely affected in a material way by further such publicity or by the failure of its known professional endorsers to carry and use its products.

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

Product Warranties

The Company provides a limited one year product warranty on all of its golf clubs with the exception of the graphite tip (GT) and BiMatrx steel tip (ST) shafts used in a variety of the Company's product lines.  These shafts carry a five year warranty for defects in quality and workmanship.  The Company closely monitors the level and nature of warranty claims, and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market.  Significant increases in the incidence of such claims may adversely affect the Company's sales and its reputation with golfers.  The Company establishes a reserve for warranty claims, which it believes is sufficient to meet future claims.  However, there can be no assurance that these reserves will be sufficient if the Company were to experience an unusually high incidence of problems with its products.

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

In addition to extended payment terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  The Company's inventory balances were approximately $9,127,000 and $17,418,000 at December 31, 2002 and December 31, 2001, respectively.  The decrease in inventory levels is a result of more improved processes over the purchasing, production and distribution timing of new product lines in addition to the closeout of maturing product lines.

Certain Risks of Conducting Business Abroad

The Company imports a significant portion of its component parts, including heads, shafts, headcovers, and grips from companies in Taiwan, China and Mexico.  In addition, the Company sells its products to certain distributors located outside the United States.  The Company's international business is currently centered in Canada and Europe and management intends to focus its international efforts through agency and distributor relationships.  The Company's business is subject to the risks generally associated with doing business abroad, such as foreign government relations, foreign consumer preferences, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and exchange rates in countries in which the Company purchases components or sells its products.  Due to recent foreign events, the health concerns in China over the virus causing Sever Acute Respiratory Syndrome (or "SARS") make the Company subject to risk of delay in component production, and the continuing military operations and resulting instability in Iraq could potentially cause a delay in imports or exports due to heightened security with customs.

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

Forward-Looking Statements

This Quarterly Report contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  The statements include, but are not limited to:  statements concerning the potential benefits to be achieved from our internal restructurings; statements regarding liquidity and our ability to increase revenues or achieve satisfactory operating performance; statements regarding our future capital requirements and our ability to satisfy our capital needs; including statements regarding our ability to satisfy our cash requirements during the next twelve months, statements regarding our ability to manufacture products commercially acceptable to consumers; statements regarding our ability to source component parts from other suppliers if necessary; and statements using terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe."  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, product development difficulties, assembly difficulties; product introductions; market demand and acceptance of products; the impact of changing economic conditions; the future market for our capital stock, the modification of our marketing strategy, our dependence on a limited number of customers; business conditions in the golf industry; reliance on third parties including suppliers; the impact of market peers and their products; the actions of competitors, including pricing, advertising and product development risks concerning future technology; and the impact of operational restructuring on operating results and liquidity and one-time events and other factors detailed in this report under "Business Risks."  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein.  Except as required by federal securities laws, Adams Golf undertakes no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Item 4.  Controls and Procedures

Within 90 days prior to the date of this report, the Company evaluated, under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.  Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints alleged that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) threatened the Company's long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint citing the plaintiffs failed to plead any facts supporting their claim that the Company or its officers and directors violated the federal securities laws.  On January 14, 2002, the plaintiffs filed a motion for leave to file an amended complaint.  In the motion, plaintiffs allege that, if given another opportunity, they would be able to amend the original causes of action to state actionable claims.  On January 24, 2002, the Company filed an opposition to the plaintiffs' motion and is awaiting a response from the court.  Currently, the Company has not received any further updates from the courts system or opposing legal counsel.

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

Item 6(a).  Exhibits

See exhibit index on pages 32-33.

Item 6(b).  Reports on Form 8-K

None

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ADAMS GOLF, INC.

Date: May 7, 2003	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President

Date: May 7, 2003	By: /S/ DALE KEITH FORD
Dale Keith Ford
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2003	By: /S/ PAMELA J. HIGH
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
Date: May 7, 2003	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President

CERTIFICATIONS

I, Dale Keith Ford, certify that:

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
Date: May 7, 2003	By: /S/ DALE KEITH FORD
Dale Keith Ford
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

Exhibit 99.1

Certification
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United Sates Code)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, Unites States Code), each of the undersigned officers of Adams Golf, Inc, a Delaware corporation (the "Company"), does hereby certify that:

The Quarterly Report on Form 10Q for the quarter ended March 31, 2003 (the "Periodic Report") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 780(d)) and information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

ADAMS GOLF, INC.

Date: May 7, 2003	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President

Date: May 7, 2003	By: /S/ DALE KEITH FORD
Dale Keith Ford
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

The foregoing certification is being furnished solely pursuant to Section 906 of the Act and is not being filed as part of the Periodic Report or as a separate disclosure document

A signed original of this written statement required by Section 906 has been provided to Adams Golf, Inc. and will be retained by Adams Golf, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Adams Golf Equity Incentive Plan	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 10.1	Agreement between the Registrant and Nick Faldo, dated April 22, 1998	Incorporated by reference to Form S-1 (Exhibit 10.1)

Exhibit 10.2	Commercial Lease Agreement dated December 5, 1997, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 (Exhibit 10.3)

Exhibit 10.3	Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 (Exhibit 10.4)

Exhibit 10.4	Revolving Credit Agreement between Adams Golf, Ltd. and General Electric Capital Corporation	Incorporated by reference to 2000 Form 10-K (Exhibit 10.9)

Exhibit 10.5	Amended Commercial Lease Agreement dated April 6, 1998 between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2000 Form 10-K (Exhibit 10.18)

Exhibit 10.6	Settlement Agreement between Adams Golf, Ltd. and Nicholas A. Faldo	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended September 30, 2001 (Exhibit 10.19)

Exhibit 10.7	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2001 Form 10-K (Exhibit 10.21)

Exhibit 10.8	Amendment to Revolving Credit Agreement between Adams Golf, Ltd. and General Electric Capital Corporation	Incorporated by reference to 2001 Form 10-K (Exhibit 10.22)

Exhibit 10.9*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2001 Form 10-K (Exhibit 10.23)

Exhibit 10.10	Termination Letter - Revolving Credit Agreement between Adams Golf, Ltd. And General Electric Capital Corporation	Incorporated by reference to 2002 Form 10-K (Exhibit 10.10)

Exhibit 10.11*	First Amendment to Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2002 Form 10-K (Exhibit 10.11)

Exhibit 10.12	Accounts Receivable Security Agreement between Adams Golf, Ltd. and First Community Financial Corporation	Incorporated by reference to 2002 Form 10-K (Exhibit 10.12)

Exhibit 99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

___________________
*  Confidential