Form 10-Q
period 2003-06-30
ADAMS GOLF INC
filed 2003-08-06
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,480,071 on August 4, 2003.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL STATEMENTS	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		June 30, 2003 (unaudited) and December 31, 2002	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three and Six Months Ended June 30, 2003 and 2002	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Six Months Ended June 30, 2003	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Six Months Ended June 30, 2003 and 2002	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-26

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4.	Controls and Procedures	26

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	27

	Item 2.	Changes in Securities and Use of Proceeds	27

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	28

	Item 5.	Other Information	28

	Item 6.	Exhibits and Reports on Form 8-K	32-33

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	June 30, 2003	December 31, 2002
	(unaudited)
Current assets:
Cash and cash equivalents	$ 3,134	$ 5,611
Trade receivables, net of allowance for doubtful accounts of $719 (unaudited) and $662 in 2003 and 2002, respectively	18,537	8,533
Inventories (note 2)	9,955	9,127
Prepaid expenses	509	934
Income tax receivable	9	18
Other current assets	34	136
Total current assets	32,178	24,359

Property and equipment, net	1,390	1,937
Other assets, net	158	142
	$ 33,726	$ 26,438

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings (note 3)	$ --	$ --
Accounts payable	2,675	933
Accrued expenses (note 4)	7,340	5,326
Total current liabilities	10,015	6,259
Other non-current liabilities	613	703
Total liabilities	10,628	6,962

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 23,137,571 shares issued and 22,480,071 shares outstanding	23	23
Additional paid-in capital	87,531	87,381
Deferred compensation	(509)	(671)
Accumulated other comprehensive loss	(680)	(653)
Accumulated deficit	(60,131)	(63,468)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)
Total stockholders' equity	23,098	19,476

Contingencies (note 12)
	$ 33,726	$ 26,438

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$ 17,580	$ 11,262	$ 33,325	$ 23,679
Cost of goods sold	9,468	7,762	17,472	14,113
Gross profit	8,112	3,500	15,853	9,566

Operating expenses:
Research and development expenses	417	349	838	673
Selling and marketing expenses	4,524	3,338	8,450	6,796
General and administrative expenses:
Provision for bad debts	293	174	453	331
Other	1,436	2,056	2,781	3,564
Total operating expenses	6,670	5,917	12,522	11,364
Operating income (loss)	1,442	(2,417)	3,331	(1,798)

Other income (expense):
Interest income (expense), net	(22)	(11)	(32)	29
Other income (expense), net	90	(44)	133	(54)
Income (loss) before income taxes	1,510	(2,472)	3,432	(1,823)
Income tax expense (note 9)	14	(510)	95	(471)
Net income (loss)	$ 1,496	$ (1,962)	$ 3,337	$ (1,352)

Net income/loss per common share - basic and diluted (note 5)	$ 0.07	$ (0.09)	$ 0.15	$ (0.06)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Six months ended June 30, 2003
(unaudited)
	Shares of		Additional		Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Deferred	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Compensation	Loss	Deficit	Income	Stock	Equity

Balance, December 31, 2002	23,137,571	$ 23	$ 87,381	$ (671)	$ (653)	$ (63,468)		$ (3,136)	$ 19,476
Comprehensive income:
Net income	--	--	--	--	--	3,337	$ 3,337	--	3,337
Other comprehensive income, net of tax:
Foreign currency translation	--	--	--	--	(27)	--	(27)	--	(27)
Comprehensive income	--	--	--	--	--	--	$ 3,310	--	--
Stock option forfeitures	--	--	(29)	29	--	--	--	--	--
Issuance of stock options	--	--	179	(179)	--	--	--	--	--
Amortization of deferred compensation	--	--	--	312	--	--		--	312
Balance, June 30, 2003	23,137,571	$ 23	$ 87,531	$ (509)	$ (680)	$ (60,131)		$ (3,136)	$ 23,098

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended
	June 30,

	2003	2002
Cash flows from operating activities:
Net income (loss)	$ 3,337	$ (1,352)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangible assets	758	1,024
Amortization of deferred compensation	312	473
Provision for doubtful accounts	453	331
Changes in assets and liabilities:
Trade receivables	(10,457)	(8,982)
Inventories	(828)	1,192
Prepaid expenses	425	269
Income tax receivable	9	--
Other current assets	102	36
Other assets	(26)	34
Accounts payable	1,742	1,559
Accrued expenses	1,998	466
Other non-current liabilities	(90)	--
Net cash used in operating activities	(2,265)	(4,950)

Cash flows from investing activities:
Purchases of equipment	(172)	(88)
Net cash used in investing activities	(172)	(88)

Cash flows from financing activities:
Principal payments under capital lease obligation	(16)	(36)
Debt financing costs	(24)	(135)
Net cash used in financing activities	(40)	(171)

Net decrease in cash and cash equivalents	(2.477)	(5,209)
Cash and cash equivalents at beginning of period	5,611	9,245
Cash and cash equivalents at end of period	$ 3,134	$ 4,036

Supplemental disclosure of cash flow information
Interest paid	$ 22	$ 22
Income taxes paid	$ 86	$ 37

Supplemental disclosure of non-cash investing and financing activities - equipment financed with capital lease	$ 31	$ --

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company" or "Adams Golf") for the three and six month periods ended June 30, 2003 and 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's 2002 Annual Report on Form 10-K filed with the SEC on April 1, 2003.

Founded in 1987, Adams Golf, Inc. initially operated as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation.  Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the recently introduced Redline drivers and fairway woods, the Tight Lies family of fairway woods and drivers, the Adams Golf Idea Irons and i-Woods, the Tight Lies GT irons and i-Woods, the Tom Watson signature series of wedges, the GT Spec Putters and certain accessories. The Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries, agencies, and distributorships.

2.   Inventories

Inventories consisted of the following (in thousands):
	June 30,	December 31,
	2003	2002
	(unaudited)
Finished goods	$ 3,772	$ 3,545
Component parts	6,183	5,582
Total Inventory	$ 9,955	$ 9,127

3.   Short-term Borrowings

During the first quarter of 2003, the Company entered into a revolving credit agreement with First Community Financial Corporation to provide up to $1.0 million in short-term debt.  Advances under this facility are limited to 50% of the eligible accounts receivable that are less than 60 days old.  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and accounts receivable collections.  The agreement is for an initial term of one year and requires minimum monthly interest expense of $3,750 per month for the first six months and $2,000 per month for the last six months.  During the first quarter of 2003, the Company elected to draw $0.5 million of the credit facility to facilitate component purchases and working capital requirements.  As of July 31, 2003, there is no outstanding loan balance under this credit facility.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   Accrued Expenses

Accrued Expenses consisted of the following (in thousands):
	June 30,	December 31,
	2003	2002
	(unaudited)
Payroll and commissions	$ 1,304	$ 965
Royalties	--	26
Advertising	1,018	322
Product warranty expense and sales returns	595	566
Professional services	130	149
Restructuring costs	294	465
Faldo settlement costs	1,110	1,004
Deferred revenue	1,224	682
Other	1,665	1,147
Total Accrued Liabilities	$ 7,340	$ 5,326

During 2002, the Company executed an operational restructuring plan, which resulted in the closure of the Adams Golf UK, Limited wholly owned subsidiary.  The operational restructuring plan resulted in a restructuring charge of $850,000 for severance, a write off of goodwill and other related exit costs.  Approximately $294,000 remains in accrued expenses associated with the operational restructuring.  The Company continues to sell its products in the UK through a distributor.

5.   Income per Common Share

The weighted average common shares used for determining basic and diluted income per common share were 22,480,071 and 24,167,881, respectively, for the three months ended June 30, 2003 and 22,480,071 and 22,480,071, respectively, for the three months ended June 30, 2002.  The effect of all warrants and options to purchase shares of the Company's common stock for the three months ended June 30, 2003 resulted in additional dilutive shares of 1,687,810.  For the three months ended June 30, 2003, approximately 1,825,730 options and 100,000 warrants were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.

The weighted average common shares used for determining basic and diluted income per common share were 22,480,071 and 23,434,090, respectively, for the six months ended June 30, 2003 and 22,480,071 and 22,480,071, respectively, for the six months ended June 30, 2002.  The effect of all warrants and options to purchase shares of the Company's common stock for the six months ended June 30, 2003 resulted in additional dilutive shares of 954,019 .  For the six months ended June 30, 2003, approximately 1,825,730 options and 100,000 warrants were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.

6.   Comprehensive Income

Comprehensive income for the six months ended June 30, 2003 was $3.3 million and for the six months ended June 30, 2002 the Company reported a comprehensive loss of $1.3 million.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.   Stock Compensation

At June 30, 2003, the Company has one stock-based compensation plan that replaced four predecessor plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  The Company has elected to continue to apply the intrinsic value-based method of accounting for employee stock option grants and has adopted the SFAS No.148 disclosure requirements.  Non-Employee option grants are accounted for using the fair-value based method.   The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock Based Compensation, to stock-based employee compensation for the six months ended June 30, 2003 and the six months ended June 30, 2002 (in thousands, except for per share amounts):
	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Net income (loss):
As reported	$ 3,337	$ (1,352)
Add: Stock-based compensation expenses included in reported net income (loss), net of related tax effects	312	473
Deduct: Total Stock-based compensation expense determined under the fair value method	(324)	(491)
Pro forma	$ 3,325	$ (1,370)
	=======	=======
Diluted income (loss) per common share:
As reported	$ 0.15	$ (0.06)
Pro forma	0.15	(0.06)

8.   Geographic Segment and Data

The Company generates substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  The Company's products are distributed in both domestic and international markets.  Net sales by customer domicile for these markets consisted of the following (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
United States	$ 14,750	$ 8,194	$ 28,641	$ 18,458
Rest of World	2,830	3,068	4,684	5,221
Total Net Revenue	$ 17,580	$ 11,262	$ 33,325	$ 23,679

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Income Taxes

In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through June 30, 2003 will be realized.  Accordingly, the Company has recognized a valuation allowance equal to the entire deferred income tax asset.

10.   New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company adopted the provisions in the first quarter of 2003, which had no impact on the consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123.  Other than additional disclosure requirements that the Company adopted the provisions in the first quarter of 2003, which had no impact on the consolidated financial statements.

11.   Liquidity

The Company's anticipated sources of liquidity over the next twelve months are expected cash reserves, projected cash flow from operations, and available borrowings under the Company's revolving credit facility.  The adequacy of these available sources are dependent upon, among other things, the consumer acceptance of the Company's products, the Company's ability to manage working capital requirements, changes in the current economic environment, and changes in the competitive landscape of the golf industry.  These and other factors within and outside the Company's control could impact the Company's anticipated sources of liquidity, including, specifically, the projected amount of cash to be generated from operations in future periods.  Management believes, however, that these sources of liquidity will provide cash resources sufficient to meet the Company's requirements through the next twelve months.  Should the Company at some point in the future require additional financing, no assurance can be given that any additional financing would be available on acceptable terms, or at all.  Should the Company be unable to obtain additional financing, it may be required to further reduce costs associated with its current infrastructure, decrease spending on marketing and advertising campaigns, curtail component part purchasing and research and development programs and/or halt all other discretionary spending programs, any of which could reduce sales and adversely affect the Company's liquidity and operations.

On January 3, 2003, the Company terminated its credit agreement with General Electric Capital Corp. without any penalties or other fees.  The line of credit was no longer viable for the business and the Company wanted to pursue other sources of working capital financing.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   Liquidity (continued)

In March 2003, the Company entered into a revolving credit agreement with First Community Financial Corporation to provide up to $1.0 million in short-term debt.  Advances under this facility are limited to 50% of the eligible accounts receivable that are less than 60 days old.  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and accounts receivable collections.  The credit facility bears interest at the rate of prime plus 4% per year with a minimum annual rate of 8.25%.  The prime rate as of July 31, 2003 was 4.25%.  The agreement is for an initial term of one year and requires minimum monthly interest expense of $3,750 per month for the first six months and $2,000 per month for the last six months.  In addition, the agreement contains restrictions on the Company's acquisition of its capital stock and the payment of dividends, among other things, without the prior written consent of the lender.  The agreement is guaranteed by the Company and certain of its wholly-owned subsidiaries.

During March 2003, the Company elected to draw $0.5 million of the credit facility to facilitate component purchases and working capital requirements.  As of July 31, 2003, there is no outstanding loan balance under this credit facility.

Tom Watson currently holds a second lien on no more than $1.0 million worth of the Company's assets to secure payments owed to him under his Golf Consultant Agreement.

The Company's anticipated sources of liquidity over the next twelve months are expected cash reserves, projected cash flow from operations, and available borrowings under the new revolving credit facility.  Cash flow from operations consists primarily of collections from outstanding trade receivables.  These sources of liquidity will primarily be used to support ongoing purchases of component parts for the Company's current and future product lines.  The Company anticipates that cash requirements to support current purchasing activities will continue at current levels, taking into consideration the seasonality of the industry and consumer acceptance of the Company's products.  It is anticipated the operating cash flows and current cash reserves will also fund planned capital expenditure programs.  In addition, the Company expects to require less cash flow to support compensation and related expenditures as a result of the operational restructurings executed during 2002 and 2001.  The expected collections of outstanding trade receivables, other operating cash flow, current cash reserves, and borrowings available under the new credit facility are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months, based upon, among other things, management's estimates regarding the collectablility of outstanding accounts receivable, projected cash flow from operations and anticipated expenditures.  However, no assurances can be given that the Company will have sufficient cash resources beyond twelve months.  To the extent our cash requirements or assumptions change, the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings, possibly during the next twelve months.  The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company would be reduced, stockholders may experience additional dilution, and/or such equity securities may have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price for the Company's common stock and the state of the capital markets generally, the Company does not expect that it would be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing.    There can be no assurance that financing will be available if needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the only sources of funding are current cash reserves, projected cash flows from operations and up to $1.0 million of borrowings available under the Company's revolving credit facility.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   Liquidity (continued)

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

12.   Contingencies

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

The Company has redundant sources of supply for each of the component parts used in the assembly of the original Tight Lies product line.  Components used to manufacture all other product lines are sourced from multiple vendors, many of which are the sole source on specific component parts.  Therefore, for all products other than the original Tight Lies, the Company effectively has a single source of supply.  Substantially all of the Company's fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in Taiwan, China and Mexico.  Both multi-material shafts used in some of the Company's product lines (specifically, the Graphite Tip (GT) shaft and the BiMatrx Steel Tip (ST) shaft) are available from a sole supplier, True Temper Sports.

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

   Income Taxes

The Company accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through June 30, 2003 will be realized.  Accordingly, the Company has recognized a valuation allowance equal to the entire deferred income tax asset.

   Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  As of June 30, 2003, there was no impairment of long-lived assets.

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
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.9	68.9	52.4	59.6
Gross profit	46.1	31.1	47.6	40.4
Operating expenses:
Research and development expenses	2.4	3.1	2.5	2.8
Sales and marketing expenses	25.7	29.6	25.4	28.7
General and administrative expenses:
Provision for bad debts	1.7	1.5	1.4	1.4
Other	8.2	18.3	8.3	15.1
Total operating expenses	38.0	52.5	37.6	48.0
Interest income (expense), net	(0.1)	(0.1)	(0.1)	0.1
Other income (expense), net	0.5	(0.4)	0.4	(0.2)
Income (loss) before income taxes	8.6	(21.9)	10.3	(7.7)
Income tax expense (benefit)	0.1	(4.5)	0.3	(2.0)
Net income (loss)	8.5%	(17.4)%	10.0%	(5.7)%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Total net sales increased 56.1% to $17.6 million for the three months ended June 30, 2003 from $11.3 million for the comparable period of 2002.  The increase is primarily attributable to the successful launch of the Redline fairway woods and driver product lines and continued strong sales of the Adams Idea Irons that were introduced in the fall of 2002.

Net sales of drivers increased to $3.4 million, or 19.6% of total net sales, for the three months ended June 30, 2003, from $2.7 million, or 24.4% of total net sales, for the comparable period of 2002.  A large portion of the driver net sales for the three month period ended June 30, 2003, was generated by the recently introduced Redline driver product line, which was partially offset by a decline in the Tight Lies GT driver sales.  Net sales of irons increased to $7.8 million, or 44.5% of total net sales, from $2.0 million, or 17.5% of total net sales, for the three month periods ended June 30, 2003 and 2002, respectively resulting from the recent introduction of the Adams Idea Irons.  Net sales of fairway woods decreased to $5.6 million, or 31.8% of total net sales, from $6.0 million, or 52.8% of total net sales, for the three month periods ended June 30, 2003, and 2002, respectively.  The decrease is due primarily to lower net sales of maturing product lines, primarily the Tight Lies GT fairway woods, partially offset by net sales generated from the recently introduced Redline fairway woods.

Domestic net sales of the Company's products increased 80.0% to $14.8 million from $8.2 million for the three months ended June 30, 2003 and 2002, respectively.  Net sales of the Company's products outside the U.S. decreased 7.8% to $2.8 million, from $3.0 million for the three months ended June 30, 2003 and 2002, respectively.

For the three months ended June 30, 2003, nine customers collectively comprised approximately 26.0% of total net sales; however, only one customer individually represented greater than 5% but less than 10% of total net sales, and no customers represented greater than 10% of total net sales.  Should these or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.

Cost of goods sold, as a percentage of total net sales, decreased to 53.9% for the three months ended June 30, 2003, from 68.9% for the comparable period of 2002.  The decrease as a percentage of total net sales is primarily due to changes in the product mix to products yielding higher gross margins.

Selling and marketing expenses, as a percentage of total net sales, decreased to 25.7% from 29.6% for the three months ended June 30, 2003 and 2002, respectively.  Selling and marketing expenses were $4.5 million for the three months ended June 30, 2003 and $3.3 million for the comparable period in 2002.  The dollar increase is primarily the result of additional advertising costs largely related to the promotion of the new Redline and Adams Idea product lines coupled with increased commission expenses related to the increased sales volume.

General and administrative expenses, including provisions for bad debts, decreased to $1.7 million for the three months ended June 30, 2003 from $2.2 million for the comparable period in 2002.  The decrease in administrative related costs is attributable to the Company's continued efforts in scaling back infrastructure to provide additional costs savings after the operational restructurings executed in 2002 and 2001.

Research and development expenses, primarily consisting of costs associated with development of new products, were $0.4 million for the three months ended June 30, 2003 compared to $0.3 million for the same period of 2002.

Income tax benefit of $0.5 million in 2002 resulted from a tax contingency recognized as an expense in 2001 and reversed during the second quarter of 2002 due to a favorable outcome from the IRS on an audit of tax periods 1997 through 1999.

As a result, the Company reported a net income of $1.5 million for the three months ended June 30, 2003 compared to a net loss of $2.0 million for the three months ended June 30, 2002.

Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002

Total net sales increased 40.7% to $33.3 million for the six months ended June 30, 2003 from $23.7 million for the comparable period of 2002.  The increase is primarily attributable to the successful launch of the Adams Idea Irons and Redline drivers that were introduced in the fall of 2002 and first quarter of 2003, respectively.

Net sales of drivers increased to $7.1 million, or 21.5% of total net sales, for the six months ended June 30, 2003 from $6.7 million, or 28.4% of total net sales, for the comparable period of 2002.  A large portion of the driver net sales for the six month period ended June 30, 2003, was generated by the recently introduced Redline driver product line, which was partially offset by a decline in the Tight Lies GT driver sales.  Net sales of irons increased to $12.7 million, or 38.2% of total net sales, from $3.7 million, or 15.7% of total net sales, for the six month periods ended June 30, 2003 and 2002, respectively, resulting from the recent introduction of the Adams Idea Irons.  Net sales of fairway woods remained constant at $11.7 million, or 35.1% of total net sales, from $11.7 million, or 49.6% of total net sales, for the six month periods ended June 30, 2003 and 2002, respectively.  The decrease as a percentage of sales is due primarily to lower net sales of maturing product lines, primarily the Tight Lies GT fairway woods, partially offset by net sales generated from the recently introduced Redline fairway woods.

Domestic net sales of the Company's products increased 43% to $28.6 million from $18.4 million for the six months ended June 30, 2003 and 2002, respectively.  Net sales of the Company's products outside the U.S. decreased 10.3% to $4.7 million, from $5.2 million for the six months ended June 30, 2003 and 2002, respectively.

For the six months ended June 30, 2003, seven customers collectively comprised approximately 22.0% of total net sales; however, only one customer individually represented greater than 5% but less than 10% of total net sales, and no customers represented greater than 10% of total net sales.  Should these or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.

Cost of goods sold, as a percentage of total net sales, decreased to 52.4% for the six months ended June 30, 2003 from 59.6% for the comparable period of 2002.  The decrease as a percentage of total net sales is primarily due to changes in the product mix to products yielding higher gross margins.

Selling and marketing expenses, as a percentage of total net sales, decreased to 25.4% from 28.7% for the six months ended June 30, 2003 and 2002, respectively.  Selling and marketing expenses were $8.4 million for the six months ended June 30, 2003 and $6.8 million for the comparable period in 2002.  The dollar increase is primarily the result of additional advertising costs largely related to the promotion of the new Redline and Adams Idea product lines coupled with increased commission expenses related to the increased sales volume.

General and administrative expenses, including provisions for bad debts, decreased to $3.2 million for the six months ended June 30, 2003 from $3.9 million for the comparable period in 2002.  The decrease in administrative related costs is attributable to the Company's continued efforts in scaling back infrastructure to provide additional costs savings after the operational restructurings executed in 2002 and 2001.

Research and development expenses, primarily consisting of costs associated with development of new products, were $0.8 million for the six months ended June 30, 2003, compared to $0.7 million for the same period of 2002.

Income tax benefit of $0.5 million in 2002 resulted from a tax contingency recognized as an expense in 2001 and reversed during the second quarter of 2002 due to a favorable outcome from the IRS on an audit of tax periods 1997 through 1999.

As a result, the Company reported a net income of $3.3 million for the six months ended June 30, 2003 compared to a net loss of $1.4 million for the six months ended June 30, 2002.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $3.1 million at June 30, 2003, from $5.6 million at December 31, 2002.  The decrease is primarily due to cash used in operating activities of $2.3 million.  During the six months ended June 30, 2003, accounts receivable increased $10.5 million, due primarily to an increase in sales. In addition, for the six months ended June 30, 2003, inventory increased $0.8 million.  However, the increases were partially offset by an increase in accrued expenses and accounts payable of $3.7 million associated in part with component purchases, advertising expenditures and compensation related costs.

On January 3, 2003, the Company terminated its credit agreement with General Electric Capital Corp. without any penalties or other fees.  The line of credit was no longer viable for the business, and the Company wanted to pursue other sources of working capital financing.

In March 2003, the Company entered into a revolving credit agreement with First Community Financial Corporation to provide up to $1.0 million in short-term debt.  Advances under this facility are limited to 50% of the eligible accounts receivable that are less than 60 days old.  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and accounts receivable collections.  The credit facility bears interest at the rate of prime plus 4% per year with a minimum annual rate of 8.25%.  The prime rate as of July 31, 2003, was 4.25%.  The agreement is for an initial term of one year and requires minimum monthly interest expense of $3,750 per month for the first six months and $2,000 per month for the last six months.  In addition, the agreement contains restrictions on the Company's acquisition of its capital stock and the payment of dividends, among other things, without the prior written consent of the lender.  The agreement is guaranteed by the Company and certain of its wholly-owned subsidiaries.

During March 2003, the Company elected to draw $0.5 million of the credit facility to facilitate component purchases and working capital requirements.  As of July 31, 2003, there is no outstanding loan balance under this credit facility.

Tom Watson currently holds a second lien on no more than $1.0 million worth of the Company's assets to secure payments owed to him under his Golf Consultant Agreement.

Working capital increased at June 30, 2003, to $21.6 million compared to $18.1 million at December 31, 2002.   However, approximately 58% of the Company's current assets are comprised of accounts receivable.  Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific purchases.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on the Company's relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote the Company's brand name and to assure adequate product availability, often to coincide with planned promotions or advertising campaigns.  Although a significant amount of the Company's sales are not affected by these terms, the extended terms do have a negative impact on the Company's financial position and liquidity.  The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company's financial condition.  The Company generates cash flow from operations primarily by collecting outstanding trade receivables.  Because the Company has limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, the Company would have a limited amount of funds available to further expand production until such time as the Company could collect a significant portion of the trade receivables.  If the Company's cash needs in the near term exceed the available cash and cash equivalents on hand, and the available borrowing under the credit facility, the Company would be required to obtain additional financing or limit expenditures to the extent of available cash on hand, all of which could significantly interfere with the Company's current growth plans and result in a material adverse effect on the Company's results of operations.

The Company's anticipated sources of liquidity over the next twelve months are expected cash reserves, projected cash flow from operations, and available borrowings under the Company's revolving credit facility.  Cash flow from operations consists primarily of collections from outstanding trade receivables.  These sources of liquidity will primarily be used to support ongoing purchases of component parts for the Company's current and future product lines.  The Company anticipates that cash requirements to support current purchasing activities will continue at current levels, taking into consideration the seasonality of the industry and consumer acceptance of the Company's products.  It is anticipated the operating cash flows and current cash reserves will also fund planned capital expenditure programs.  In addition, the Company expects to require less cash flow to support compensation and related expenditures as a result of the operational restructurings executed during 2002 and 2001.  The expected collections of outstanding trade receivables, other operating cash flow, current cash reserves, and borrowings available under the Company's credit facility are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months, based upon, among other things, management's estimates regarding the collectablility of outstanding accounts receivable, projected cash flow from operations and anticipated expenditures.  However, no assurances can be given that the Company will have sufficient cash resources beyond twelve months.  To the extent our cash requirements or assumptions change, the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings, possibly during the next twelve months.  The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company would be reduced, stockholders may experience additional dilution, and/or such equity securities may have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price for the Company's common stock and the state of the capital markets generally, the Company does not expect that it would be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing.    There can be no assurance that financing will be available if needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the only sources of funding are current cash reserves, projected cash flows from operations and up to $1.0 million of borrowings available under the Company's revolving credit facility.

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

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 100 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133.  The Company will adopt the provisions of this standard in the third quarter of 2003 and does not expect this standard to have an impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The Company will adopt the provisions of this standard in the third quarter of 2003 and does not expect this standard to have an impact on the consolidated financial statements.

Business Risks

As indicated below, this Form 10-Q contains forward-looking statements that involve risks and uncertainties.  The Company's actual results may differ materially from the results discussed in the forward-looking statements.  Factors that may cause such a difference include, but are not limited to, those discussed in this section and elsewhere throughout this Form 10-Q.

Need for Additional Capital

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months, based upon, among other things, management's estimates regarding the collectablility of outstanding accounts receivable, projected cash flow from operations and anticipated expenditures.  However, no assurances can be given that the Company will have sufficient cash resources beyond twelve months.  To the extent our cash requirements or assumptions change, the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings, possibly during the next twelve months.  The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company would be reduced, stockholders may experience additional dilution, and/or such equity securities may have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price for the Company's common stock and the state of the capital markets generally, the Company does not expect that it would be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing.    There can be no assurance that financing will be available if needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the only sources of funding are current cash reserves, projected cash flows from operations and up to $1.0 million of borrowings available under the Company's revolving credit facility.

Future Market for Capital Stock

On May 19, 2003, Nasdaq notified the Company that the Company's securities were to be delisted from the Nasdaq SmallCap Market at the opening of business on May 22, 2003 for failure to regain compliance with the minimum $1.00 closing bid price for a ten consecutive trading days.  The Company's stock is now being traded using OTC Bulletin Board (OTCBB).  The OTCBB is a regulated quotation service that displays real-time quotes, last-sales prices and volumes information for eligible securities.

The effect of delisting from the Nasdaq Stock Market could adversely affect the ability or willingness of investors to purchase the common stock, which, in turn, would likely severely affect the market liquidity of the Company's securities.  Given the current market price for the Company's common stock and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock.

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

Uncertainty Regarding Continuation of Profitability

Although the Company generated net income during the years ended December 31, 1996 and 1998, it has historically experienced net losses from operations.  In addition, even though the Company experienced an increase in revenues for the year ended December 31, 2001 and the six months ended June 30, 2003 and decreasing operating losses for the year ended December 31, 2002, the Company experienced declining sales and increasing operating losses for the years ended December 31, 1999 and 2000.  While the Company generated income during the first six months of 2003, there can be no assurance that the Company will be able to increase revenues or continue such profitability on a quarterly or annual basis in the future.  An inability to continue such improvements the Company's financial performance could jeopardize the Company's ability to develop, enhance, and market products, retain qualified personnel, and take advantage of future opportunities or respond to competitive pressures.

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

Dependence on Key Personnel and Endorsements

The Company's success depends to an extent upon the performance of its management team.  With the exception of the Company's President and Chief Executive Officer, Oliver G. (Chip) Brewer and the Company's Chairman of the Board, Byron H (Barney). Adams, none of the Company's officers and employees are bound by employment agreements and the relations of such officers and employees are, therefore, at will.  There is strong competition for qualified personnel in the golf club industry, and the inability to continue to attract, retain and motivate other key personnel could adversely affect the Company's business, operating results or financial condition.

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

Change in Marketing Strategy

Historically, the Company has relied on infomercials or broad, brand-based advertising as the cornerstone of its marketing strategy. During 2001, the Company modified its marketing strategy to focus principally on golf related events and publications.  For the years ended December 31, 2002, 2001 and 2000, the Company had significantly reduced its marketing expenditures over the course of the three year period.  Although advertising has slightly increased for the six months ended June 30, 2003 as compared to the same period in 2002, the overall reduction in advertising expenditures as compared to historical periods could have a material adverse effect on the Company's operating results and/or financial condition.  Additionally, there can be no assurances that a decrease in the levels of advertising will not result in a material decline in sales of the Company's products.

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

In addition to extended payment terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  The Company's inventory balances were approximately $9,127,000 and $17,418,000 at December 31, 2002 and December 31, 2001, respectively.  The decrease in inventory levels is a result of improved processes over the purchasing, production and distribution timing of new product lines in addition to the closeout of maturing product lines.

Certain Risks of Conducting Business Abroad

The Company imports a significant portion of its component parts, including heads, shafts, headcovers, and grips from companies in Taiwan, China and Mexico.  In addition, the Company sells its products to certain distributors located outside the United States.  The Company's international business is currently centered in Canada and Europe and management intends to focus its international efforts through agency and distributor relationships.  The Company's business is subject to the risks generally associated with doing business abroad, such as foreign government relations, foreign consumer preferences, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and exchange rates in countries in which the Company purchases components or sells its products.  Recent foreign events, including, without limitation, continuing U.S. military operations and the resulting instability in Iraq, could potentially cause a delay in imports or exports due to heightened security with customs.

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

Because most operating expenses are relatively fixed in the short term, the Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall that could materially adversely affect quarterly results of operations and liquidity.  If technological advances by competitors or other competitive factors require the Company to invest significantly greater resources than anticipated in research and development or sales and marketing efforts, the Company's business, operating results and/or financial condition could be materially adversely affected.  Accordingly, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as an indication of future performance.  In addition, the results of any quarter are not indicative of results to be expected for a full fiscal year.  As a result of fluctuating operating results or other factors discussed in this report, in certain future quarters the Company's results of operations may be below the expectations of public market analysts or investors.  In such event, the market price of the Company's common stock could be materially adversely affected.

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

Item 4.  Controls and Procedures

Within 90 days prior to the date of this report, the Company evaluated, under supervision and with the participation of management, including our Chief Executive Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.  Based upon our evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

Item 2.  Changes in Securities and Use of Proceeds

During the first quarter of 2003, the Company entered into a revolving credit agreement with First Community Financial Corporation to provide up to $1.0 million in short-term debt for an initial term of one year.  In addition to other terms and conditions, this agreement contains restrictions on the Company's acquisition of its capital stock and the payment of dividends, among other things, without the prior written consent of the lender.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 14, 2003, the following proposals were adopted by the margin indicated.
1.	To elect one director to serve until the 2006 Annual Meeting of Stockholders and until his successor is elected and qualified.
	Number of Shares
	Vote For	Withheld

Oliver G. Brewer, III	18,326,691	136,030
2.	To ratify the appointment of KPMG LLP as the independent auditors of the Company for the year ending December 31, 2003.
	Number of Shares
Vote For	Vote Against	Abstained

18,414,339	32,334	16,048

Item 5.  Other Information

Resignation of Mr. Keith Ford:
As of May 19, 2003, D. Keith Ford has resigned as Chief Financial Officer of Adams Golf to pursue other interests.   Mr. Ford's role and responsibilities are currently being fulfilled in part by the Company's President and Chief Executive Officer, Oliver G. Brewer and the Principal Accounting Officer, Pamela High.  The Company is actively taking steps to fill the position of Chief Financial Officer.

Employment Agreement for Mr. Byron H. (Barney) Adams
Effective June 16, 2003, the Company has entered into an employment agreement with Chairman of the Board of Directors, Bryon H. (Barney) Adams for a term to expire on December 31, 2005.  In the capacity of Chairman of the Board, Mr. Adams shall conduct Chairman duties similar to that of a non-executive Chairman of a similarly capitalized corporation and will also actively participate in the Company's public relations efforts as well as perform consulting services in connection with the Company's Research and Design projects.  For contract specifics, please see the attached exhibit 10.13 included in this filing.

Item 6. Exhibits and Reports for Form 8-K

(a).  Exhibits

See exhibit index on pages 32-33.

(b).  Reports on Form 8-K

None

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ADAMS GOLF, INC.

Date: August 6, 2003	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President and acting Chief Financial Officer

Date: August 6, 2003	By: /S/ PAMELA J. HIGH
Pamela J. High
Controller
(Principal Accounting Officer)

Exhibit 31.1

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

4.      I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the
         registrant and  have:

       a)    designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that  material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b)    evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report are my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of  the period covered by this report based on such evaluation; and

       c)    disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter
               (the registrant's fourth fiscal quarter is the case of an annual report) that has materially affected, or is likely to materially affect, the registrant's internal control over financial reporting;

5.      I have disclosed, based on my most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a)    all significant deficiencies in the design or operation of internal controls over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.
Date: August 6, 2003	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President and acting Chief Financial Officer

Exhibit 32.1

Certification
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United Sates Code)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, Unites States Code), the undersigned officer of Adams Golf, Inc, a Delaware corporation (the "Company"), does hereby certify that:

The Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Periodic Report") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 780(d)) and information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

ADAMS GOLF, INC.

Date: August 6, 2003	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President and acting Chief Financial Officer

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

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Adams Golf Equity Incentive Plan	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 10.1	Agreement between the Registrant and Nick Faldo, dated April 22, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.1)

Exhibit 10.2	Commercial Lease Agreement dated December 5, 1997, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.3)

Exhibit 10.3	Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.4)

Exhibit 10.4	Revolving Credit Agreement between Adams Golf, Ltd. and General Electric Capital Corporation	Incorporated by reference to 2000 Form 10-K (Exhibit 10.9)

Exhibit 10.5	Amended Commercial Lease Agreement dated April 6, 1998 between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2000 Form 10-K (Exhibit 10.18)

Exhibit 10.6	Settlement Agreement between Adams Golf, Ltd. and Nicholas A. Faldo	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended September 30, 2001 (Exhibit 10.19)

Exhibit 10.7	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2001 Form 10-K (Exhibit 10.21)

Exhibit 10.8	Amendment to Revolving Credit Agreement between Adams Golf, Ltd. And General Electric Capital Corporation	Incorporated by reference to 2001 Form 10-K (Exhibit 10.22)

Exhibit 10.9*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2001 Form 10-K (Exhibit 10.23)

Exhibit 10.10	Termination Letter - Revolving Credit Agreement between Adams Golf, Ltd. And General Electric Capital Corporation	Incorporated by reference to 2002 Form 10-K (Exhibit 10.10)

Exhibit 10.11*	First Amendment to Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2002 Form 10-K (Exhibit 10.11)

Exhibit 10.12	Accounts Receivable Security Agreement between Adams Golf, Ltd. And First Community Financial Corporation	Incorporated by reference to 2002 Form 10-K (Exhibit 10.12)

Exhibit 10.13	Employment Agreement - Byron H. (Barney) Adams	Included in this filing

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

___________________
*  Confidential