Form 10-Q
period 2003-09-30
ADAMS GOLF INC
filed 2003-11-12
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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
[X] Yes  [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes  [X] No

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,480,071 on November 7, 2003.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		September 30, 2003 (unaudited) and December 31, 2002	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three and Nine Months Ended September 30, 2003 and 2002	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Nine Months Ended September 30, 2003	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Nine Months Ended September 30, 2003 and 2002	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-13

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4.	Controls and Procedures	27

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	28

	Item 2.	Changes in Securities and Use of Proceeds	28

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submission of Matters to a Vote of Security Holders	N/A

	Item 5.	Other Information	29

	Item 6.	Exhibits and Reports on Form 8-K	29-32

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	September 30, 2003	December 31, 2002
	(unaudited)
Current assets:
Cash and cash equivalents	$ 7,503	$ 5,611
Trade receivables, net of allowance for doubtful accounts of $688 (unaudited) and $662 in 2003 and 2002, respectively	12,395	8,533
Inventories (note 2)	8,136	9,127
Prepaid expenses	560	934
Income tax receivable	--	18
Other current assets	12	136
Total current assets	28,606	24,359

Property and equipment, net	1,033	1,937
Other assets, net	76	142
	$ 29,715	$ 26,438

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings (note 3)	$ --	$ --
Accounts payable	1,208	933
Accrued expenses (note 4)	4,826	5,326
Total current liabilities	6,034	6,259
Other non-current liabilities	613	703
Total liabilities	6,647	6,962

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 23,137,571 shares issued and 22,480,071 shares outstanding	23	23
Additional paid-in capital	87,478	87,381
Deferred compensation	(374)	(671)
Accumulated other comprehensive loss	(449)	(653)
Accumulated deficit	(60,474)	(63,468)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)
Total stockholders' equity	23,068	19,476

Contingencies (note 12)
	$ 29,715	$ 26,438

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$ 9,634	$ 7,003	$ 42,959	$ 30,681
Cost of goods sold	5,437	6,995	22,907	21,107
Gross profit	4,199	8	20,052	9,574

Operating expenses:
Research and development expenses	448	339	1,286	1,011
Selling and marketing expenses	2,740	2,062	11,190	8,859
General and administrative expenses:
Provision for bad debts	197	199	650	530
Other	1,301	1,659	4,082	5,222
Restructuring expense (note 4)	(259)	--	(259)	--
Total operating expenses	4,427	4,259	16,949	15,622
Operating income (loss)	(228)	(4,251)	3,103	(6,048)

Other income (expense):
Interest income (expense), net	(25)	(12)	(57)	16
Other income (expense), net	(79)	(55)	54	(109)
Income (loss) before income taxes	(332)	(4,318)	3,100	(6,141)
Income tax expense (note 9)	11	5	106	(466)
Net income (loss)	$ (343)	$ (4,323)	$ 2,994	$ (5,675)

Net income/(loss) per common share - Basic and diluted (note 5)	$ (0.02)	$ (0.19)	$ 0.13	$ (0.25)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Nine months ended September 30, 2003
(unaudited)
	Shares of		Additional		Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Deferred	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Compensation	Loss	Deficit	Income	Stock	Equity

Balance, December 31, 2002	23,137,571	$ 23	$ 87,381	$ (671)	$ (653)	$ (63,468)		$ (3,136)	$ 19,476
Comprehensive income:
Net income	--	--	--	--	--	2,994	$ 2,994	--	2,994
Other comprehensive income, net of tax:
Foreign currency translation	--	--	--	--	204	--	204	--	204
Comprehensive income	--	--	--	--	--	--	$ 3,198	--	--
Stock option forfeitures	--	--	(65)	65	--	--	--	--	--
Issuance of stock options	--	--	162	(162)	--	--	--	--	--
Amortization of deferred compensation	--	--	--	394	--	--		--	394
Balance, September 30, 2003	23,137,571	$ 23	$ 87,478	$ (374)	$ (449)	$ (60,474)		$ (3,136)	$ 23,068

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended
	September 30,

	2003	2002
Cash flows from operating activities:
Net income (loss)	$ 2,994	$ (5,675)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangible assets	1,142	1,521
Amortization of deferred compensation	394	614
Provision for doubtful accounts	650	530
Changes in assets and liabilities:
Trade receivables	(4,512)	(5,076)
Inventories	991	6,285
Prepaid expenses	374	(327)
Income tax receivable	18	--
Other current assets	124	75
Other assets	280	50
Accounts payable	275	1,215
Accrued expenses	(507)	(1,545)
Other non-current liabilities	(90)	--
Net cash provided by (used in) operating activities	2,133	(2,333)

Cash flows from investing activities:
Purchases of equipment	(192)	(92)
Net cash used in investing activities	(192)	(92)

Cash flows from financing activities:
Principal payments under capital lease obligation	(25)	(54)
Debt financing costs	(24)	(135)
Net cash used in financing activities	(49)	(189)

Net increase (decrease) in cash and cash equivalents	1,892	(2,614)
Cash and cash equivalents at beginning of period	5,611	9,245
Cash and cash equivalents at end of period	$ 7,503	$ 6,631

Supplemental disclosure of cash flow information
Interest paid	$ 39	$ 35
Income taxes paid	$ 87	$ 42

Supplemental disclosure of non-cash investing and financing activities - equipment financed with capital lease	$ 31	$ --

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company" or "Adams Golf") for the three and nine month periods ended September 30, 2003 and 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").   The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to these unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's 2002 Annual Report on Form 10-K filed with the SEC on April 1, 2003.

Founded in 1987, Adams Golf, Inc. initially operated as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation.  Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the Redline drivers and fairway woods, the Tight Lies family of fairway woods and drivers, the Adams Golf Idea Irons and i-Woods, the Tight Lies GT irons and i-Woods, the Tom Watson signature series of wedges, the GT Spec Putters and certain accessories. The Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries, agencies, and distributorships.

2.   Inventories

Inventories consisted of the following (in thousands):
	September 30,	December 31,
	2003	2002
	(unaudited)
Finished goods	$ 3,775	$ 3,545
Component parts	4,361	5,582
Total Inventory	$ 8,136	$ 9,127

3.   Short-term Borrowings

During the first quarter of 2003, the Company entered into a revolving credit agreement with First Community Financial Corporation to provide up to $1.0 million in short-term debt.  Advances under this facility are limited to 50% of the eligible accounts receivable that are less than 60 days old.  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and accounts receivable collections.  The agreement is for an initial term of one year and requires minimum monthly interest expense of $3,750 per month for the first six months and $2,000 per month for the last six months.  During the first quarter of 2003, the Company elected to draw $0.5 million of the credit facility to facilitate component purchases and working capital requirements.  As of October 31, 2003, there is no outstanding loan balance under this credit facility.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   Accrued Expenses

Accrued Expenses consisted of the following (in thousands):
	September 30,	December 31,
	2003	2002
	(unaudited)
Payroll and commissions	$ 941	$ 965
Royalties	--	26
Advertising	399	322
Product warranty expense and sales returns	616	566
Professional services	136	149
Restructuring costs	29	465
Faldo settlement costs	1,118	1,004
Deferred revenue	978	682
Other	609	1,147
Total Accrued Expenses	$ 4,826	$ 5,326

During 2002, the Company executed an operational restructuring plan, which resulted in the closure of the Adams Golf UK, Limited wholly owned subsidiary.  The operational restructuring plan resulted in a restructuring charge of $850,000 for severance, a write off of goodwill and other related exit costs.  During the third quarter of 2003, the Company was released from future rent obligations, which resulted in a reduction in restructuring expense of approximately $259,000.  Approximately $29,000 remains in accrued expenses associated with the operational restructuring.  The Company continues to sell its products in the UK through a distributor.

In 2001 the Company recorded settlement expense of $1,579,000 representing a settlement of dispute between the Company and Mr. Faldo in regards to his prior professional services agreement.  The Company recognized the present value of $3.0 million contract, which totaled a present value amount of $2.7 million and was partially offset by $1.1 million of previously accrued royalties.  As of September 30, 2003, approximately $1,118,000 and $613,000 still remains in accrued expenses and non-current liabilities, respectively, in the accompanying consolidated balance sheet for the present value of the future payments on the settlement contract.

5.   Income (Loss) per Common Share

The weighted average common shares used for determining basic and diluted income (loss) per common share was 22,480,071, for each of the three months ended September 30, 2003 and September 30, 2002.  The effect of all warrants and options to purchase shares of the Company's common stock for the three months ended September 30, 2003 were excluded from the calculation of dilutive shares as the effect of inclusion would have been antidilutive.

The weighted average common shares used for determining basic and diluted income per common share were 22,480,071 and 23,653,582, respectively, for the nine months ended September 30, 2003 and 22,480,071 and 22,480,071, respectively, for the nine months ended September 30, 2002.  The effect of all warrants and options to purchase shares of the Company's common stock for the nine months ended September 30, 2003 resulted in additional dilutive shares of 1,173,511.  For the nine months ended September 30, 2003, options exercisable for approximately 1,825,730 shares of common stock and warrants exercisable for 100,000 shares of common stock were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   Comprehensive Income

Comprehensive income for the nine months ended September 30, 2003 was approximately $3.2 million and for the nine months ended September 30, 2002 the Company reported a comprehensive loss of approximately $5.6 million.

7.   Stock Compensation

At September 30, 2003, the Company has one stock-based compensation plan that replaced four predecessor plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  The Company has elected to continue to apply the intrinsic value-based method of accounting for employee stock option grants and has adopted the SFAS No.148 disclosure requirements.  Non-Employee option grants are accounted for using the fair-value based method.   The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock Based Compensation, to stock-based employee compensation for the nine months ended September 30, 2003 and the nine months ended September 30, 2002 (in thousands, except for per share amounts):
	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Net income (loss):
As reported	$ 2,994	$ (5,675)
Add: Stock-based compensation expenses included in reported net income (loss), net of related tax effects	394	614
Deduct: Total stock-based compensation expense determined under the fair value method	(414)	(640)
Pro forma	$ 2,974	$ (5,701)
	=======	=======
Diluted income (loss) per common share:
As reported	$ 0.13	$ (0.25)
Pro forma	0.13	(0.25)

8.   Geographic Segment and Data

The Company generates substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  The Company's products are distributed in both domestic and international markets.  Net sales by customer domicile for these markets consisted of the following (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
United States	$ 8,971	$ 6,255	$ 37,611	$ 24,710
Rest of World	663	748	5,348	5,971
Total Net Revenue	$ 9,634	$ 7,003	$ 42,959	$ 30,681

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Income Taxes

In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through September 30, 2003 will be realized.  Accordingly, the Company has recognized a valuation allowance equal to the entire deferred income tax asset.

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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   Liquidity

The Company's anticipated sources of liquidity over the next twelve months are expected cash reserves, projected cash flow from operations, and available borrowings under the Company's revolving credit facility.  The adequacy of these available sources are dependent upon, among other things, the consumer acceptance of the Company's products, the Company's ability to manage working capital requirements, changes in the current economic environment, and changes in the competitive landscape of the golf industry.  These and other factors within and outside the Company's control could impact the Company's anticipated sources of liquidity, including, specifically, the projected amount of cash to be generated from operations in future periods.  Management believes, however, that these sources of liquidity resulting from cash reserves and projected cash flows from operations will provide cash resources sufficient to meet the Company's requirements through the next twelve months.  The Company is currently evaluating its future credit facility needs.  If the Company determines a credit facility is necessary, the Company anticipates either negotiating a new amendment to allow for additional credit with First Community Financial Corporation similar to the amendment in place that will expire in March of 2004, or pursuing new sources of credit.  As of November 4, 2003, the Company had not formally applied to any financial institution for a replacement credit facility, but had begun discussing a variety of options.  Should the Company at some point in the future require additional financing, no assurance can be given that any additional financing would be available on acceptable terms, or at all.  Should the Company be unable to obtain additional financing, it may be required to further reduce costs associated with its current infrastructure, decrease spending on marketing and advertising campaigns, curtail component part purchasing and research and development programs and/or halt all other discretionary spending programs, any of which could reduce sales and adversely affect the Company's liquidity and operations.

On January 3, 2003, the Company terminated its credit agreement with General Electric Capital Corp. without any penalties or other fees.  The line of credit was no longer viable for the business, and the Company wanted to pursue other sources of working capital financing.

In March 2003, the Company entered into a revolving credit agreement with First Community Financial Corporation to provide up to $1.0 million in short-term debt.  Advances under this facility are limited to 50% of the eligible accounts receivable that are less than 60 days old.  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and accounts receivable collections, of which the Company is in compliance with.  The credit facility bears interest at the rate of prime plus 4% per year with a minimum annual rate of 8.25%.  The prime rate as of October 31, 2003 was 4.00%.  The agreement is for an initial term of one year and requires minimum monthly interest expense of $3,750 per month for the first six months and $2,000 per month for the last six months.  In addition, the agreement contains restrictions on the Company's acquisition of its capital stock and the payment of dividends, among other things, without the prior written consent of the lender.  The agreement is guaranteed by the Company and certain of its wholly-owned subsidiaries.

During March 2003, the Company elected to draw $0.5 million of the credit facility to facilitate component purchases and working capital requirements.  As of October 31, 2003, there is no outstanding loan balance under this credit facility.

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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   Contingencies

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints alleged that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) threatened the Company's long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint citing that the plaintiffs failed to plead any facts supporting their claim that the Company or its officers and directors violated the federal securities laws.  On January 14, 2002, the plaintiffs filed a motion to alter or amend the Judgement of Dismissal..  In the motion, plaintiffs alleged that, if given another opportunity, they would amend the original Complaint to state actionable claims.  The motion was denied on August 27, 2003.  The plaintiffs filed a notice of appeal on September 25, 2003.

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

Overview

Founded in 1987, Adams Golf, Inc (the "Company" or "Adams Golf") operated initially as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation.  Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the Redline fairway woods and drivers, the Tight Lies family of fairway woods and drivers, the Adams Golf Idea irons and i-woods family, the Tight Lies GT irons and i-Woods, the Tom Watson signature series of wedges, the GT Spec Putters and certain accessories.  The Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly owned subsidiaries.

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

The Company has redundant sources of supply for each of the component parts used in the assembly of the original Tight Lies product line.  Components used to manufacture all other product lines are sourced from multiple vendors, many of which are the sole source on specific component parts.  Therefore, for all products other than the original Tight Lies, the Company effectively has a single source of supply.  Substantially all of the Company's fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in Taiwan, China and Mexico. Multi-material shafts used in some of the Company's product lines (specifically, the Graphite Tip (GT) shaft) are available from a sole supplier, True Temper Sports.

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

   Income Taxes

The Company accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through September 30, 2003 will be realized.  Accordingly, the Company has recognized a valuation allowance equal to the entire deferred income tax asset.

   Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  As of September 30, 2003, there was no impairment of long-lived assets.

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
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.4	99.9	53.3	68.8
Gross profit	43.6	0.1	46.7	31.2
Operating expenses:
Research and development expenses	4.7	4.8	3.0	3.3
Sales and marketing expenses	28.4	29.4	26.0	28.9
General and administrative expenses:
Provision for bad debts	2.0	2.8	1.5	1.7
Other	13.5	23.7	9.5	17.0
Restructuring Expense	(2.7)	--	(0.6)	--
Total operating expenses	45.9	60.7	39.4	50.9
Interest income (expense), net	(0.3)	(0.2)	(0.2)	0.1
Other income (expense), net	(0.9)	(0.8)	0.1	(0.4)
Income (loss) before income taxes	(3.5)	(61.7)	7.2	(20.0)
Income tax expense (benefit)	0.1	--	0.2	(1.5)
Net income (loss)	(3.6)%	(61.7)%	7.0%	(18.5)%

Three Months Ended September 30, 2003 Compared to Three Months September 30, 2002

Total net sales increased 37.6% to $9.6 million for the three months ended September 30, 2003 from $7.0 million for the comparable period of 2002.  The increase is primarily attributable to the successful launch of the Redline fairway woods and driver product lines, which were introduced in the first quarter of 2003, and continued strong sales of the Idea Irons, which were introduced in the fall of 2002.

Net sales of drivers increased to $2.4 million, or 24.6% of total net sales, for the three months ended September 30, 2003, from $2.1 million, or 30.3% of total net sales, for the comparable period of 2002.  A large portion of the driver net sales for the three month period ended September 30, 2003, was generated by the recently introduced Redline driver product line, which was partially offset by a decline in the Tight Lies GT driver sales.  Net sales of irons increased to $3.8 million, or 39.4% of total net sales, from $1.3 million, or 18.9% of total net sales, for the three month periods ended September 30, 2003 and 2002, respectively resulting from the recent introduction of the Idea Irons.  Net sales of fairway woods increased to $3.4 million, or 35.1% of total net sales, from $3.1 million, or 44.9% of total net sales, for the three month periods ended September 30, 2003, and 2002, respectively.  The increase is primarily due to net sales generated from the recently introduced Redline fairway woods, partially offset by lower net sales of maturing product lines, primarily the Tight Lies GT fairway woods.

Domestic net sales of the Company's products increased 43.4% to $9.0 million from $6.3 million for the three months ended September 30, 2003 and 2002, respectively.  Net sales of the Company's products outside the U.S. remained constant at $0.7 million for the three months ended September 30, 2003 and 2002, respectively.

For the three months ended September 30, 2003, six customers collectively comprised approximately 25% of total net sales; however, only two customers individually represented greater than 5% but less than 10% of total net sales, and no customers represented greater than 10% of total net sales.  Should these or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely affected.

Cost of goods sold, as a percentage of total net sales, decreased to 56.4% for the three months ended September 30, 2003, from 99.9% for the comparable period of 2002.  The decrease as a percentage of total net sales is primarily due to changes in the product mix to products yielding higher gross margins coupled with a writedown of inventory totaling $0.8 million attributable to products launched during or before 2001.

Selling and marketing expenses, as a percentage of total net sales, decreased to 28.4% from 29.4% for the three months ended September 30, 2003 and 2002, respectively.  Selling and marketing expenses were $2.7 million for the three months ended September 30, 2003 and $2.1 million for the comparable period in 2002.  The dollar increase is primarily the result of additional advertising costs largely related to the promotion of the new Redline and Adams Idea product lines coupled with increased commission expenses related to the increased sales volume.

General and administrative expenses, including provisions for bad debts, decreased to $1.5 million for the three months ended September 30, 2003 from $1.9 million for the comparable period in 2002.  The decrease in administrative related costs is attributable to the Company's continued efforts in scaling back infrastructure to provide additional costs savings after the operational restructurings executed in 2002 and 2001.

Research and development expenses, primarily consisting of costs associated with development of new products, were $0.4 million for the three months ended September 30, 2003 compared to $0.3 million for the same period of 2002.

As a result, the Company reported a net loss of $0.3 million for the three months ended September 30, 2003 compared to a net loss of $4.3 million for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

Total net sales increased 40.0% to $43.0 million for the nine months ended September 30, 2003 from $30.7 million for the comparable period of 2002.  The increase is primarily attributable to the successful launch of the Idea Irons and Redline drivers that were introduced in the fall of 2002 and first quarter of 2003, respectively.

Net sales of drivers increased to $9.5 million, or 22.2% of total net sales, for the nine months ended September 30, 2003 from $8.8 million, or 28.8% of total net sales, for the comparable period of 2002.  A large portion of the driver net sales for the nine month period ended September 30, 2003, was generated by the recently introduced Redline driver product line, which was partially offset by a decline in the Tight Lies GT driver sales.  Net sales of irons increased to $16.5 million, or 38.5% of total net sales, from $5.0 million, or 16.4% of total net sales, for the nine months ended September 30, 2003 and 2002, respectively, resulting from the recent introduction of the Idea Irons.  Net sales of fairway woods increased to $15.1 million, or 35.1% of total net sales, from $14.9 million, or 48.5% of total net sales, for the nine months ended September 30, 2003 and 2002, respectively.  The increase as a percentage of sales is due primarily to net sales generated from the recently introduced Redline fairway woods, partially offset by lower net sales of maturing product lines, primarily the Tight Lies GT fairway woods.

Domestic net sales of the Company's products increased 52.2% to $37.6 million from $24.7 million for the nine months ended September 30, 2003 and 2002, respectively.  Net sales of the Company's products outside the U.S. decreased 10.4% to $5.3 million, from $6.0 million for the nine months ended September 30, 2003 and 2002, respectively.

For the nine months ended September 30, 2003, eight customers collectively comprised approximately 25% of total net sales; however, only one customer individually represented greater than 5% but less than 10% of total net sales, and no customer represented greater than 10% of total net sales.  Should these or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely affected.

Cost of goods sold, as a percentage of total net sales, decreased to 53.3% for the nine months ended September 30, 2003 from 68.8% for the comparable period of 2002.  The decrease as a percentage of total net sales is primarily due to changes in the product mix to products yielding higher gross margins.

Selling and marketing expenses, as a percentage of total net sales, decreased to 26.0% from 28.9% for the nine months ended September 30, 2003 and 2002, respectively.  Selling and marketing expenses were $11.2 million for the nine months ended September 30, 2003 and $8.9 million for the comparable period in 2002.  The dollar increase is primarily the result of additional advertising costs largely related to the promotion of the new Redline and Adams Idea product lines coupled with increased commission expenses related to the increased sales volume.

General and administrative expenses, including provisions for bad debts, decreased to $4.7 million for the nine months ended September 30, 2003 from $5.8 million for the comparable period in 2002.  The decrease in administrative related costs is attributable to the Company's continued efforts in scaling back infrastructure to provide additional costs savings after the operational restructurings executed in 2002 and 2001.

Research and development expenses, primarily consisting of costs associated with development of new products, were $1.3 million for the nine months ended September 30, 2003, compared to $1.0 million for the same period of 2002.

Income tax benefit of $0.5 million in 2002 resulted from a tax contingency recognized as an expense in 2001 and reversed during the second quarter of 2002 due to a favorable outcome from the IRS on an audit of tax periods 1997 through 1999.

As a result, the Company reported a net income of $3.0 million for the nine months ended September 30, 2003 compared to a net loss of $5.7 million for the nine months ended September 30, 2002.

Liquidity and Capital Resources

Cash and cash equivalents increased to $7.5 million at September 30, 2003, from $5.6 million at December 31, 2002.  The increase is primarily due to cash provided from operating activities of $2.1 million.  During the nine months ended September 30, 2003, accounts receivable increased $4.5 million, due primarily to an increase in sales. However, the increase was partially offset by a decrease in inventory of $1.0 million.

On January 3, 2003, the Company terminated its credit agreement with General Electric Capital Corp. without any penalties or other fees.  The line of credit was no longer viable for the business, and the Company wanted to pursue other sources of working capital financing.

In March 2003, the Company entered into a revolving credit agreement with First Community Financial Corporation to provide up to $1.0 million in short-term debt.  Advances under this facility are limited to 50% of the eligible accounts receivable that are less than 60 days old.  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and accounts receivable collections.  The credit facility bears interest at the rate of prime plus 4% per year with a minimum annual rate of 8.25%.  The prime rate as of October 31, 2003, was 4.00%.  The agreement is for an initial term of one year and requires minimum monthly interest expense of $3,750 per month for the first six months and $2,000 per month for the last six months.  In addition, the agreement contains restrictions on the Company's acquisition of its capital stock and the payment of dividends, among other things, without the prior written consent of the lender.  The agreement is guaranteed by the Company and certain of its wholly-owned subsidiaries.

During March 2003, the Company elected to draw $0.5 million of the credit facility to facilitate component purchases and working capital requirements.  As of October 31, 2003, there is no outstanding loan balance under this credit facility.

Tom Watson currently holds a second lien on no more than $1.0 million worth of the Company's assets to secure payments owed to him under his Golf Consultant Agreement.

Working capital increased at September 30, 2003, to $22.6 million compared to $18.1 million at December 31, 2002.   However, approximately 43% of the Company's current assets are comprised of accounts receivable.  Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific purchases.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on the Company's relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote the Company's brand name and to assure adequate product availability, often to coincide with planned promotions or advertising campaigns.  Although a significant amount of the Company's sales are not affected by these terms, the extended terms do have a negative impact on the Company's financial position and liquidity.  The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company's financial condition.  The Company generates cash flow from operations primarily by collecting outstanding trade receivables.  Because the Company has limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, the Company would have a limited amount of funds available to further expand production until such time as the Company could collect a significant portion of the trade receivables.  If the Company's cash needs in the near term exceed the available cash and cash equivalents on hand, and the available borrowing under the credit facility, the Company would be required to obtain additional financing or limit expenditures to the extent of available cash on hand, all of which could significantly interfere with the Company's current growth plans and result in a material adverse effect on the Company's results of operations.

The Company's anticipated sources of liquidity over the next twelve months are expected cash reserves, projected cash flow from operations, and available borrowings under the Company's revolving credit facility.  Cash flow from operations consists primarily of collections from outstanding trade receivables.  These sources of liquidity will primarily be used to support ongoing purchases of component parts for the Company's current and future product lines.  The Company anticipates that cash requirements to support current purchasing activities will continue at current levels, taking into consideration the seasonality of the industry and consumer acceptance of the Company's products.  It is anticipated the operating cash flows and current cash reserves will also fund planned capital expenditure programs.  In addition, the Company expects to require less cash flow to support compensation and related expenditures as a result of the operational restructurings executed during 2002 and 2001.  The expected collections of outstanding trade receivables, other operating cash flow, and current cash reserves, are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.   The Company is currently evaluating its future credit facility needs.  If the Company determines a credit facility is necessary, the Company anticipates either negotiating a new amendment to allow for additional credit with First Community Financial Corporation similar to the amendment in place that will expire in March of 2004, or pursuing new sources of credit.  As of November 4, 2003, the Company had not formally applied to any financial institution for a replacement credit facility, but had begun discussing a variety of options.

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

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Fin 46), which addresses the consolidation by business enterprises of variable interest entities.  In September 2003, the FASB postponed the applicability of Fin 46.  The new implementation date for calendar year public companies is as of December 31, 2003.  This standard will have no impact on the Company's consolidated financial statements.

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

Future Market for Capital Stock

On May 22, 2003 the Company's securities were no longer eligible for listing with the Nasdaq Stock Market.  The Company's stock is now being traded using the OTC Bulletin Board (OTCBB).  The OTCBB is a regulated quotation service that displays real-time quotes, last-sales prices and volumes information for eligible securities.

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

Uncertainty Regarding Continuation of Profitability

While the Company generated income during the first nine months of 2003, it has not done so historically. There can be no assurance that the Company will be able to increase revenues or continue such profitability on a quarterly or annual basis in the future.  An inability to continue such improvements in the Company's financial performance could jeopardize the Company's ability to develop, enhance, and market products, retain qualified personnel, and take advantage of future opportunities or respond to competitive pressures.

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

The golf club industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts.  Due to the success of the Tight Lies fairway woods, several competitors introduced products similar to the Tight Lies fairway woods.  Should the Company's recently introduced product lines achieve widespread market success, it is reasonable to expect that the Company's current and future competitors would move quickly to introduce similar products that would directly compete with the new product lines.  The Company may face competition from manufacturers introducing other new or innovative products or successfully promoting golf clubs that achieve market acceptance.  The failure to successfully compete in the future could result in a material deterioration of customer loyalty and the Company's image, and could have a material adverse effect on the Company's business, results of operations, financial position and/or liquidity.

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

Change in Marketing Strategy

Historically, the Company has relied on infomercials or broad, brand-based advertising as the cornerstone of its marketing strategy. During 2001, the Company modified its marketing strategy to focus principally on golf related events and publications.  For the years ended December 31, 2002, 2001 and 2000, the Company had significantly reduced its marketing expenditures over the course of the three year period.  Although advertising has slightly increased for the nine months ended September 30, 2003 as compared to the same period in 2002, the overall reduction in advertising expenditures as compared to historical periods could have a material adverse effect on the Company's operating results and/or financial condition.  Additionally, there can be no assurances that a decrease in the levels of advertising will not result in a material decline in sales of the Company's products.

Source of Supply

The Company has redundant sources of supply for each of the component parts used in the manufacture of the original Tight Lies.  However, components used to manufacture various product lines are sourced from multiple vendors, some of which are the sole source on specific component parts.  Substantially all of the Company's fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in Taiwan, China and Mexico.   Multi-material shafts used in some of the Company's product lines, (specifically, Graphite Tip (GT)) are available from a sole supplier, True Temper Sports.  The Company has not entered into a long-term supply agreement with any of its component part suppliers, including True Temper Sports.

The Company could, in the future, experience shortages of components or periods of increased price pressures, which could have a material adverse effect on the Company's business, results of operations, financial position and/or liquidity.  To date, the Company has not experienced any material interruptions in supply from any sole source supplier.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints alleged that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) threatened the Company's long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint citing that the plaintiffs failed to plead any facts supporting their claim that the Company or its officers and directors violated the federal securities laws.  On January 14, 2002, the plaintiffs filed a motion to alter or amend the Judgement of Dismissal.  In the motion, plaintiffs alleged that, if given another opportunity, they would amend the original Complaint to state actionable claims.  The motion was denied on August 27, 2003.  The plaintiffs filed a notice of appeal on September 25, 2003.

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

Item 5.  Other Information

Appointment of Eric Logan, Chief Financial Officer

On October 14, 2003, Adams Golf announced the addition of Eric Logan as Vice President, Chief Financial Officer for the Company.  Mr. Logan will oversee the Company's accounting, finance, credit, legal, investor relations, and information technology departments and report directly to Oliver G. Brewer, CEO.

Item 6. Exhibits and Reports for Form 8-K

(a).  Exhibits

See exhibit index on pages 31-32.

(b).  Reports on Form 8-K

None

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ADAMS GOLF, INC.

Date: November 12, 2003	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President

Date: November 12, 2003	By: /S/ ERIC LOGAN
Eric Logan
Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2003	By: /S/ PAMELA J. HIGH
Pamela J. High
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Adams Golf Equity Incentive Plan	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 10.1	Agreement between the Registrant and Nick Faldo, dated April 22, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.1)

Exhibit 10.2	Commercial Lease Agreement dated December 5, 1997, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.3)

Exhibit 10.3	Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.4)

Exhibit 10.4	Revolving Credit Agreement between Adams Golf, Ltd. and General Electric Capital Corporation	Incorporated by reference to 2000 Form 10-K (Exhibit 10.9)

Exhibit 10.5	Amended Commercial Lease Agreement dated April 6, 1998 between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2000 Form 10-K (Exhibit 10.18)

Exhibit 10.6	Settlement Agreement between Adams Golf, Ltd. and Nicholas A. Faldo	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended September 30, 2001 (Exhibit 10.19)

Exhibit 10.7	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2001 Form 10-K (Exhibit 10.21)

Exhibit 10.8	Amendment to Revolving Credit Agreement between Adams Golf, Ltd. And General Electric Capital Corporation	Incorporated by reference to 2001 Form 10-K (Exhibit 10.22)

Exhibit 10.9*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2001 Form 10-K (Exhibit 10.23)

Exhibit 10.10	Termination Letter - Revolving Credit Agreement between Adams Golf, Ltd. and General Electric Capital Corporation	Incorporated by reference to 2002 Form 10-K (Exhibit 10.10)

Exhibit 10.11*	First Amendment to Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2002 Form 10-K (Exhibit 10.11)

Exhibit 10.12	Accounts Receivable Security Agreement between Adams Golf, Ltd. And First Community Financial Corporation	Incorporated by reference to 2002 Form 10-K (Exhibit 10.12)

Exhibit 10.13	Employment Agreement - Byron H. (Barney) Adams	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended June 30, 2003 (Exhibit 10.13)

Exhibit 10.14	Change of Control Agreement - Eric Logan	Included in this filing

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

___________________
*  Confidential