Form 10-K
period 2003-12-31
ADAMS GOLF INC
filed 2004-03-08
CIK 1059763

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 0-24583 ADAMS GOLF, INC. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	75-2320087 (I.R.S. Employer Identification No.)

300 Delaware Avenue, Suite 572, Wilmington, Delaware (Address of principal executive offices)	19801 (Zip Code)

(302) 427-5892
(Registrant’s telephone number, including area code)

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
[X] Yes    [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated Filer (as defined by Rule 12b-2 of the Act)
[_] Yes    [X] No

The aggregate market value of the Registrant’s Common Stock held by nonaffiliates of the Registrant at June 30, 2003 was $4,265,520 based on the closing sales price of $0.33 per share of the Registrant’s Common Stock on the OTC Bulletin Board.

The number of outstanding shares of the Registrant’s Common Stock, par value $.001 per share, was 22,480,071 on February 25, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement, which will be filed on or before April 30, 2004, for the Annual Meeting of Stockholders to be held on May 13, 2004.

ADAMS GOLF, INC. FORM 10K TABLE OF CONTENTS

Important Notice to Investors: Statements made in this report that relate to future plans, events, liquidity, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Risks,” as well as the Company’s other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission (“SEC”) from time to time. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Item 1. Business

General

Founded in 1987, Adams Golf, Inc. (the “Company” or “Adams Golf”) initially operated as a component supplier and contract manufacturer. Thereafter, the Company established its custom fitting operation. Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the Ovation Fairway woods, Redline drivers and fairway woods, the Tight Lies family of fairway woods and drivers, the Adams Golf Idea, A1 and A1 Pro Irons and Idea i-Woods, the Tight Lies GT irons and i-Woods, the Tom Watson signature series of wedges, the GT Spec Putters and certain accessories. The Company was incorporated in 1987 and re-domesticated in Delaware in 1990. The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries, agencies, and distributorships.

Segments and Products

Adams Golf operates in a single segment within the golf industry (golf clubs and accessories) and offers more than one class of product within that segment. The Company currently offers the following classes of products:

Drivers

The Company currently offers a variety of different models based on the shape, size and material used in the club head. The Company’s current driver heads are made of titanium and stainless steel depending on the model. In January 2003, the Company introduced the Redline model which offers a 460cc titanium head that is designed to maximize the distance, forgiveness and accuracy of the drive. The Redline is available in a variety of lofts and with a 60-gram graphite shaft. In addition to the new Redline, Adams Golf continues to offer the GT 363 with a 363cc traditional shaped titanium head and high performance face, which are designed to deliver maximum distance and increased control for off-center shots.

Fairway Woods

The Company currently offers a variety of fairway wood designs, all of which incorporate the “upside down” head shape of the Company’s most successful product line to date, the Tight Lies fairway woods. In January 2004, the Company introduced the new Ovation fairway woods. The Ovation woods are designed to combine maximum performance with incredible forgiveness to achieve an incredibly easy to hit fairway wood. The Ovation has a low center of gravity and high launch with low spin enabling a player to get the ball high into the air and achieve greater distance. In addition, in January 2003, the Company introduced its new Redline fairway wood product line. The Redline wood has a titanium head with a high performance face designed to offer explosive distance and ease in hitting from all lies. Redline woods are offered in a variety of lofts with a 75-gram graphite shaft. The Company also offers the Tight Lies GT stainless steel fairway woods line, which incorporate a “thin-faced” design to deliver maximum distance and playability. The Company also offers the Tight Lies Idea i-Wood and the GT i-Wood, which are hybrid utility clubs designed to combine the distance of a long iron with the playability of a fairway wood. The Company also continues to offer its original Tight Lies fairway woods.

Irons

Idea irons utilize Idea I-woods — a hybrid club that is part iron and part wood — for long irons. Idea I-woods are designed to combine fairway wood distance with the control and accuracy of an iron. Oversized hollow back irons are utilized for the mid irons. The center of gravity of hollow backed irons is placed low and to the back to deliver distance and accuracy. The short irons are oversized cavity back irons, which are designed for maximum control and feel. This hybrid set of Idea irons was designed to be truly easy to hit. In the third quarter of 2003, the Company extended the Idea Product line to include the A1 and A1 Pro irons. The A1 is designed for the mid range handicap player, and includes a 3 i-wood and 4 through pitching wedge irons. The A1 Pro irons are designed for the highly skilled player and has 9 clubs in a set, including a 2 i-wood and 3 through pitching wedge irons.

Wedges and Other

As a complement to the Idea irons, Adams Golf offers the Tom Watson signature wedges with a classic profile available with the Company’s proprietary graphite tipped (GT) shaft designed to provide increased feel and playability. In addition, the Company offers the GT Spec line of putters featuring a milled face and body cast from soft stainless steel. These putters are designed to provide a better feeling, more consistent path to the hole through the use of heavier head weights and the addition of the Company’s graphite tipped (GT) shafts. The Company also offers a line of golf bags, hats and other accessories.

Percentage of Net Sales by Product Class

	2003	2002	2001

Drivers	21.6%	26.2%	25.4%
Fairway Woods	34.0	47.5	46.4
Irons	39.9	19.8	25.4
Wedges and Other	4.5	6.5	2.8

Total	100.0%	100.0%	100.0%

The Company’s growth and ultimate success depends, in large part, on its ability to develop and introduce new products that are accepted by consumers in the marketplace. Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection. Certain products introduced by the Company have not met the level of consumer acceptance anticipated by management. No assurance can be given that the Company will be able to continue to design, manufacture and introduce new products that will meet with market acceptance. Failure by the Company to identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company’s future growth and viability. Additionally, successful technologies, designs and product concepts are likely to be copied by competitors. Certain of the Company’s products and technologies have been copied by competitors in the past, resulting in, among other things, the diversion of management’s attention, confusion in the marketplace and price/margin erosion. The Company’s operating results have fluctuated and could continue to fluctuate as a result of the number, timing and market acceptance of new product introductions by the Company and its competitors.

Design and Development

The Company’s design and development team is responsible for developing, testing and introducing new technologies and product designs. This team is currently led by Tim Reed, Vice President-Research and Development. Prior to joining the Company, Mr. Reed spent over 18 years in the golf industry and, most notably, was responsible for all new product introductions at TearDrop Golf Company, which included TearDrop Putters and Tommy Armour and Ram brand golf clubs. Barney Adams, the Company’s founder, Chairman and inventor of the Tight Lies fairway woods, participates and consults with Adams Golf’s in-house design development team.

Together with management, the design and development team engages in a four-step process to create new products.

Market Evaluation — Prior to development of any potential concepts, the Company’s management team, in conjunction with the design and development team, performs an extensive evaluation of the current golf market to determine which particular product classes the Company will pursue for concept development. As a part of the market evaluation, the Company analyzes its current product offerings against current and anticipated competitor products with respect to consumer preferences. To determine consumer preferences, the Company utilizes its independent sales force, consumer surveys and market intelligence tools that solicit product and design characteristics desired by consumers. Once the consumer product and design characteristics are determined and evaluated, management and the design and development team determine the product classes and types of products that will be pursued for the upcoming season.

Performance Characteristics — For the product classes and the types of products to be offered within those classes, management evaluates the target market for its new concepts and the performance characteristics that are commensurate with the target market. Performance characteristics are always predicated on producing high quality, high performance products. Certain performance characteristics that are evaluated include easy playability, ball flight and spin objectives, desired weight and feel of the product and conformity to U.S. Golf Association (“USGA”) golf equipment standards.

Patent Review — The Company considers patent protection for its technologies and product designs to be an important part of its development strategy; however, the Company may not seek patent protection for some of its technologies or product designs. The Company and its patent attorneys conduct a search of prior art and existing products to determine whether a new product idea may be covered by an existing patent. Patent review, depending upon the complexity of the design involved, generally requires between 3 and 18 months to complete; however, this stage of product development typically occurs in conjunction with one or more of the other three R&D steps.

Development — Concurrent with the patent review process, the design and development team begins to develop computer generated working designs incorporating the desired performance characteristics, which are then modeled using in-house rapid prototyping systems. During the development phase, substantial consideration is also given to the optimal shaft performance, cosmetics and sound characteristics. Once prototypes are developed, they are subjected to stringent iterative testing requirements to determine if the product will deliver the desired performance. In certain circumstances, prototypes are distributed to consumers to solicit feedback with respect to specific product performance characteristics and intangible consumer perception. Using consumer feedback, subsequent modifications are made to the products to achieve the performance requirements desired by the identified target market. The Company then solicits official USGA approval.

Historically, the entire process from Market Evaluation through Development has taken from six to twelve months to complete.

The Company’s research and development expenses were approximately $1,721,000, $1,368,000 and $1,008,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Patents

The Company’s ability to compete effectively in the golf club market may depend on its ability to maintain the proprietary nature of its technologies and products. The Company currently holds 21 U.S. patents relating to certain of its products and proprietary technologies and has six patent applications pending. Assuming timely payment of maintenance fees, if any, the Company expects that the 21 currently issued patents will expire on various dates between 2009 and 2016. The Company holds patents with respect to the design of the Tight Lies fairway wood, the SC Series driver, the Tight Lies GT irons, including the Company’s graphite tipped (GT) shaft, and the Tight Lies ST fairway wood and driver heads. There can be no assurance, however, as to the degree of protection afforded by these or any other patents held by the Company or as to the likelihood that patents will be issued from the pending patent applications. Moreover, the Company’s patents may have limited commercial value or may lack sufficient breadth to adequately protect the aspects of the Company’s products to which the patents relate. The Company currently holds six foreign patents and has eleven foreign patent applications pending. The U.S. patents held by the Company do not preclude competitors from developing or marketing products similar to the Company’s products in international markets.

There can be no assurance that competitors, many of whom have substantially greater resources than the Company and have made substantial investments in competing products, will not apply for and obtain patents that will prevent, limit or interfere with the Company’s ability to make and sell its products. The Company is aware of numerous patents held by third parties that relate to products competitive to the Company’s. There is no assurance that these patents would not be used as a basis to challenge the validity of the Company’s patent rights, to limit the scope of the Company’s patent rights, or to limit the Company’s ability to obtain additional or broader patent rights. A successful challenge to the validity of the Company’s patents may adversely affect the Company’s competitive position. Moreover, there can be no assurance that such patent holders or other third parties will not claim infringement by the Company with respect to current and future products. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually issue with claims that may be infringed by the Company’s products or technologies. The defense and prosecution of patent suits is costly and time-consuming, even if the outcome is favorable. This is particularly true in foreign countries where the expenses associated with such proceedings can be prohibitive. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require the Company and others to cease selling products, or require disputed rights to be licensed from third parties. Such licenses may not be available on satisfactory terms, if at all.

Despite the Company’s efforts to protect its patent and other intellectual property rights, unauthorized parties have attempted and are expected to continue to attempt to copy all, or certain aspects of, the Company’s products. Policing unauthorized use of the Company’s intellectual property rights can be difficult and expensive, and while the Company generally takes appropriate action whenever it discovers any of its products or designs have been copied, knock-offs and counterfeit products are a persistent problem in the performance-oriented golf club industry. There can be no assurance that the Company’s means of protecting its patent and other intellectual property rights will be adequate.

Raw Materials, Manufacturing and Assembly

The Company manages all stages of manufacturing, from sourcing to assembly, in order to maintain a high level of product quality and consistency. The Company establishes product specifications, selects the material used to produce the components, and tests the specifications of components received by the Company.

The Company outsources substantially all of its assembly processes to a third-party service provider. The service provider is compensated on a per piece basis for each golf club assembled and is allowed to utilize certain equipment and production space previously utilized by the Company for its internal assembly processes. All products assembled by the service provider continue to be subject to the same quality control and product specification requirements previously instituted by the Company. Management believes that, in addition to certain other benefits, outsourcing its assembly process to a third party reduces costs associated with seasonal production requirements, in addition to providing certain other benefits.

As part of the Company’s quality control program, the Company has reviewed the quality assurance programs at the manufacturing facilities of its component part suppliers to monitor adherence to design specifications. Upon arrival at the Company’s facilities in Plano, Texas, the components used in the Company’s clubs are again checked to ensure consistency with strict design specifications. Golf clubs are then assembled using the appropriate component parts.

The Company has put into place a purchasing procedure that strives to negotiate effective terms with the various vendors while continuing to ensure quality of components. The Company is continually re-evaluating existing vendors while testing new potential vendors for all the various product lines offered by the Company. Thus, even though some of the company’s existing products might be currently derived from a sole source on specific component parts, that does not mean that they will be the single possible source supplier. Substantially all of the Company’s fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in Taiwan and China. Multi-material shafts used in some of the Company’s product lines (specifically, the Graphite Tip (GT) shaft) are available from a sole supplier, True Temper Sports.

The Company could, in the future, experience shortages of components or periods of increased price pressures, which could have a material adverse effect on the Company’s business, results of operations, financial position and/or liquidity. To date, the Company has not experienced any material interruptions in supply from any sole supplier.

Marketing

The goals of the Company’s marketing efforts are to build its brand identity and drive sales through its retail distribution channels. To accomplish these goals, Adams Golf currently uses golf-specific advertising, engages in promotional activities, and capitalizes on its relationships with well known professional golfers.

Endemic Advertising — The Company’s primary advertising efforts focus on golf-specific advertising, which include advertising with television commercials that run during golf tournaments, golf programming with editorial in magazines and newspapers. The Company also sponsors developmental professional tour and selected golf tournaments.

Promotional Activities — The Company engages in a variety of promotional activities to sell and market its products. Such activities have included consumer sweepstakes and promotional giveaways with certain purchases.

Relationships with Professional Golfers — The Company has entered into endorsement contracts with professional golfers on the PGA and Champions PGA Tours and believes that having a presence on these tours promotes the image of its product lines and builds brand awareness. In August 1999, the Company entered into a five year endorsement agreement with Tom Watson, which was renegotiated in September of 2002 and will expire on August 31, 2004. Under the terms of the agreement, Mr. Watson is entitled to an annual retainer, options to purchase shares of the Company’s stock and bonuses contingent on the levels of his performance in televised golf events. In exchange for the compensation noted above, Mr. Watson must meet and maintain certain performance requirements, which include, but are not limited to, exclusive use of the Company’s products, participation in a minimum number of events and feedback on performance of the Company’s products. In addition to the agreement with Mr. Watson, the Company has entered into endorsement agreements with other well-known professionals such as Larry Nelson, Sammy Rachels, Walter Hall, Allen Doyle, Tom Jenkins, Des Smith, DA Weibring, Rodger Davis and Jose Maria Canizares, which expire at various dates through 2005 and require the use of certain of the Company’s products.

Markets and Methods of Distribution

The Company’s net sales are primarily derived from sales to on- and off- course golf shops and sporting goods retailers and, to a lesser extent, international distributors. No assurances can be given that demand for the Company’s current products or the introduction of new products will allow the Company to achieve historical levels of sales in the future.

Sales to Retailers — The Company sells a majority of its products to selected retailers. The Company believes its selective retail distribution strategy helps its retailers maintain profitable margins and maximize sales of the Company’s products. For the year ended December 31, 2003, sales to U.S. specialty retailers, mass merchants, sporting goods retailers, and on course suppliers accounted for approximately 88% of the Company’s total net sales, as compared to approximately 82% for the year ended December 31, 2002. As products mature, they may be sold to alternative channels of distribution, which are not in direct competition with selected retailers for premier product lines.

Adams Golf maintains a field sales staff that at February 25, 2004 consisted of 43 independent sales representatives, three regional vice presidents and a regional sales manager who are in regular personal contact with the Company’s retail accounts (approximately 4,000 retailers). These sales representatives, sales managers and regional vice presidents are supported by eight inside sales representatives who maintain contact with the Company’s retailers nationwide. The inside sales representatives also serve in a customer service capacity as the Company believes that superior customer service can significantly enhance its marketing efforts.

International Sales — International sales are made primarily in Europe, Canada and Japan. International sales in Canada are made through an agency relationship. Commencing January 1, 2002, sales in Japan are made through an independent distributor. Prior to that date, sales were made through a wholly-owned subsidiary of the Company. Commencing November 1, 2002, sales in the United Kingdom are made through an independent distributor. International sales to other countries throughout the world are made through a network of approximately 40 independent distributors. For the years ended December 31, 2003, 2002 and 2001, international sales accounted for approximately 12.0%, 18.3% and 19.3%, respectively, of the Company’s net sales.

Web Site — The Company maintains a Web site at www.adamsgolf.com, which allows the visitor to access certain information about the Company’s products and to locate retailers. The Company does not currently sell its products via its Web site.

Unauthorized Distribution of Counterfeit Clubs

Despite the Company’s efforts to limit its distribution to selected retailers, some quantities of the Company’s products have been found in unapproved outlets or distribution channels, including the common internet auction sites. The existence of a “gray market” in the Company’s products can undermine the sales of authorized retailers and foreign wholesale distributors who promote and support the Company’s products and can injure the Company’s image in the minds of its customers and consumers. Adams Golf makes efforts to limit or deter unauthorized distribution of its products, but does not believe the unauthorized distribution of its products can be totally eliminated. The Company does not believe that the unauthorized distribution of its clubs has had, or will have, a material adverse effect on the Company’s results of operations, financial condition or competitive position, although there can be no assurance as to future results.

In addition, the Company is occasionally made aware of the existence of counterfeit copies of its golf clubs particularly in foreign markets. The Company takes action in these situations through local authorities and legal counsel where practical. The Company does not believe that the availability of counterfeit clubs, has had or will have, a material adverse effect on the Company’s results of operations, financial condition or competitive position, although there can be no assurance as to future results.

Industry Specific Requirements

The Company performs ongoing credit evaluations of its wholesale customers’ financial condition and generally provides credit without the requirement of collateral from these customers. The Company believes it has adequate reserves for potential credit losses. Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific retail customers. Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on the Company’s relationship with the customer and the customer’s payment history. Payment terms are extended to selected customers typically during off-peak times in the year in order to promote the Company’s brand name and to assure adequate product availability, often to coincide with planned promotions or advertising campaigns. Although a significant amount of the Company’s sales are not affected by these terms, the extended terms do have a negative impact on the Company’s financial position and liquidity. The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company’s financial condition.

In addition to extended payment terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand. The Company’s inventory balances were approximately $8,058,000 and $9,127,000 at December 31, 2003, and 2002, respectively. The decrease in inventory levels is a result of improved purchasing, production and distribution of new product lines in addition to sales of maturing product lines at reduced selling prices.

Major Customers

The Company is currently dependent on eight customers, which collectively comprised approximately 24.9% of net revenues for the year ended December 31, 2003. Of these customers one customer individually represented greater than 5% of net revenues for the year ended December 31, 2003, and no customers represented greater than 10% of net revenues for the year ended December 31, 2003. For the year ended December 31, 2002, six customers comprised approximately 24.4% of net revenue, of which only one customer represented greater than 5% but less than 10%. For the year ended December 31, 2001, nine customers comprised approximately 28.5% of net revenue, of which only three customers represented greater than 5% but less than 10%. The loss of an individual or a combination of these customers would have a material adverse effect on consolidated revenues.

Seasonality and Quarterly Fluctuations

Golf generally is regarded as a warm weather sport and net sales of golf equipment have been historically strongest for the Company during the first and second quarters, which ensures adequate levels of inventory at retail locations for the golf season. In addition, net sales of golf clubs is dependent on discretionary consumer spending, which may be affected by general economic conditions. A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on the Company’s business, operating results and financial condition. In addition, the Company’s future results of operations could be affected by a number of other factors, such as unseasonable weather patterns, market acceptance and demand for the Company’s existing and future products, new product introductions by the Company’s competitors, competitive pressures resulting in lower than expected selling prices, and the volume of orders that are received and that can be fulfilled in a quarter. Any one or more of these factors could adversely affect the Company’s business, operating results and financial condition, or result in the Company failing to achieve its expectations as to future sales or operating results.

Because most operating expenses are relatively fixed in the short term, the Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could have a material adverse affect on quarterly results of operations and liquidity. If technological advances by competitors or other competitive factors require the Company to invest significantly greater resources than anticipated in research and development or sales and marketing efforts, the Company’s business, operating results or financial condition could be materially adversely affected. Accordingly, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarter are not indicative of results to be expected for a full fiscal year. As a result of fluctuating operating results or other factors discussed above and below, in certain future quarters the Company’s results of operations may be below the expectations of public market analysts or investors. In such event, the market price of the Company’s common stock could be materially adversely affected.

Backlog

The amount of the Company’s backlog orders at any particular time is affected by a number of factors, including seasonality and scheduling of the manufacturing and shipment of products. At February 25, 2004, the Company had current backorders of $922,000, or 1.8% of total net sales for 2003, and orders to be fulfilled at a future date, not to exceed the current year, of $2,025,000, or 4.0% of total net sales for 2003. At March 14, 2003, the Company had orders on backorder of $1,736,000, or 4.6% of total net sales for 2002 of and orders to be fulfilled at a future date, not to exceed the current year, of $3,159,000, or 8.3% of total net sales for 2002 The current decrease in backorders and orders to be fulfilled at a future date are a result of the launch of the Idea irons in Fall of 2002, which experienced higher demand than production capacity and incoming component shipments availability. Management does not anticipate that a significant level of orders will remain unfilled within the current fiscal year. Management has concluded that, for this purpose, a backlog of greater than 5% of total annual net sales would be significant. In addition, the Company believes that the amount of its backlog is not an appropriate indicator of levels of future sales.

Competition

The golf club market is highly competitive. The Company competes with a number of established golf club manufacturers, some of which have greater financial and other resources than the Company. The Company’s competitors include Callaway Golf Company, adidas-Saloman AG (Taylor Made — adidas Golf), Nike, Inc. (Nike Golf), Fortune Brands, Inc. (Titleist and Cobra) and Karsten Assembly Company (PING), among others. The Company competes primarily on the basis of performance, brand name recognition, quality and price. The Company believes that its ability to effectively market its products through multiple distribution channels, including on- and off- course golf shops and other retailers, is important to the manner in which the Company competes. The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors, including, among others, advertising, media, promotions and product endorsements. These preferences may also be subject to rapid and unanticipated changes. The Company could face substantial competition from existing or new competitors who introduce and successfully promote golf clubs that achieve market acceptance. Such competition could result in significant price erosion or increased promotional expenditures, either of which could have a material adverse effect on the Company’s business, operating results and/or financial condition. There can be no assurance that Adams Golf will be able to compete successfully against current and future sources of competition or that its business, operating results and/or financial condition will not be adversely affected by increased competition in the markets in which it operates.

The golf club industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts. Due to the success of the Tight Lies fairway woods, the several of the Company’s competitors introduced products similar to the Tight Lies fairway woods. The Company may face competition from manufacturers introducing other new or innovative products or successfully promoting golf clubs that achieve market acceptance. The failure to successfully compete in the future could result in a material deterioration of customer loyalty and the Company’s image, and could have a material adverse effect on the Company’s business, results of operations, financial position and/or liquidity.

The introduction of new products by the Company or its competitors can be expected to result in closeouts of existing inventories at both the wholesale and retail levels. Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices. As the new Redline family of fairway woods and drivers were introduced in 2003, older product lines such as the original Tight Lies and Tight Lies GT fairway woods and drivers experienced reductions in price and were closed out to both wholesale and retail levels. This closeout of various product lines was also a contributing factor to the overall reduction in inventory levels as compared to prior periods.

Domestic and Foreign Operations

Domestic and foreign net sales for the years ended December 31, 2003, 2002 and 2001 are comprised as follows:

	2003		2002		2001
Domestic	$44,538,000	87.5%	$30,995,000	81.7%	$38,455,000	80.7%
Foreign	6,341,000	12.5	6,922,000	18.3	9,200,000	19.3

Total	$50,879,000	100.0%	$37,917,000	100.0%	$47,655,000	100.0%

Employees

At February 25, 2004, the Company had 71 full-time employees including 20 engaged in order fulfillment, 10 in research and development and quality control, 8 in sales support and 33 in management and administration. The Company’s employees are not unionized. Management believes that its relations with its employees are good.

Item 2. Properties

The Company’s administrative offices and assembly facilities currently occupy approximately 65,000 square feet of space in Plano, Texas. This facility is leased by the Company pursuant to a lease agreement expiring in 2008 and may be extended for an additional five years. The Company maintains the right to terminate the lease if it moves to a larger facility owned by the current lessor. The Company believes that these facilities will be sufficient for the foreseeable future.

Item 3. Legal Proceedings

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company’s initial public offering (“IPO”) in the United States District Court of the District of Delaware. The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company’s IPO. In particular, the complaints alleged that the Company’s prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas. Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company’s products (gray market sales) threatened the Company’s long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company’s sales. On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed. The plaintiffs were seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint citing that the plaintiffs failed to plead any facts supporting their claim that the Company or its officers and directors violated the federal securities laws. On January 14, 2002, the plaintiffs filed a motion to alter or amend the Judgment of Dismissal. In the motion, plaintiffs alleged that, if given another opportunity, they would amend the original Complaint to state actionable claims. The motion was denied on August 27, 2003. The plaintiffs filed a notice of appeal on September 25, 2003 and in the early part of 2004 opening briefs and Appellant’s reply briefs were submitted to the Court of Appeals.

The Company maintains directors’ and officers’ and corporate liability insurance to cover certain risks associated with these securities claims filed against the Company or its directors and officers.

At this time it is not possible to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, that the Company might incur in connection with the action. The Company is also not able to estimate the amount, if any, of reimbursements that it would receive from insurance policies should damages with respect to the above actions be incurred.

From time to time, the Company is engaged in various other legal proceedings in the normal course of business. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, the Company, based on consultation with legal counsel, is of the opinion that there are no other matters pending or threatened which could have a material adverse effect on the Company’s financial condition, results of operations and/or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is currently listed and traded on the OTC Bulletin Board (OTCBB) under the symbol “ADGO.OB.” The prices in the table below represent the quarterly high and low sales price for the Company’s common stock as reported by OTCBB. All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
2003
First Quarter	$0.470	$0.240
Second Quarter	0.500	0.300
Third Quarter	0.470	0.330
Fourth Quarter	0.820	0.400

2002
First Quarter	$0.750	$0.340
Second Quarter	0.660	0.340
Third Quarter	0.390	0.180
Fourth Quarter	0.390	0.200

On February 25, 2004, the last reported sale price of the common stock on the OTCBB was $1.02 per share. At February 2004 Adams Golf, Inc. had approximately 5,000 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

On May 22, 2003, the Company’s securities were no longer eligible for listing with the NASDAQ Stock Market. The Company’s stock is now being traded using the OTCBB. The OTCBB is a regulated quotation service that displays real-time quotes, last-sales prices and volumes information for eligible securities.

The effect of delisting from the NASDAQ Stock Market could adversely affect the ability or willingness of investors to purchase the common stock, which, in turn, would likely severely affect the market liquidity of the Company’s securities. Given the current market price for the Company’s common stock and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock.

No dividends have been declared or paid relating to the Company’s common stock, nor does the Company anticipate declaring dividends in the foreseeable future.

Equity Plan Compensation Information:

The following table sets forth information at December 31, 2003 regarding compensation plans under which the Company’s equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security
holders	4,408,187	$0.46	2,231,334
Equity compensation plans
not approved by security
holders	--	--	--

Total	4,408,187	$0.46	2,231,334

Item 6. Selected Financial Data

The selected financial data presented below is derived from the Company’s consolidated financial statements for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other financial information included elsewhere in this document.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net Sales(1)	$50,879	$37,917	$47,655	$41,677	$54,652
Operating income (loss)	2,137	(8,903)	(13,185)	(38,509)	(18,735)
Net income (loss)	$2,003	$(8,925)	$(13,409)	$(37,241)	$(10,589)

Income (loss) per common share (2) :
Basic	$0.09	$(0.40)	$(0.60)	$(1.66)	$(0.47)
Diluted	$0.08	$(0.40)	$(0.60)	$(1.66)	$(0.47)

Weighted average common shares (2):
Basic	22,480	22,480	22,480	22,480	22,480
Diluted	24,533	22,480	22,480	22,480	22,480

12

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$30,054	$26,438	$34,810	$47,786	$83,210
Total debt (including current maturities)	—	—	—	—	—
Stockholders’ equity	$22,228	$19,476	$27,622	$41,252	$78,371

(1)	See Note 1 (t) of Notes to Consolidated Financial Statements for information concerning reclassification of certain promotional and advertising costs
(2)	See Note 1 (k) of Notes to Consolidated Financial Statements for information concerning the calculation of income (loss) per common share and weighted average common shares outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Annual Report contains “forward-looking statements” made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The statements include, but are not limited to: statements concerning the potential benefits to be achieved from our internal restructurings, statements regarding liquidity and our ability to increase revenues or achieve satisfactory operation performance, statements regarding our ability to satisfy our cash requirements and our ability to satisfy our capital needs, statements regarding our ability to satisfy our cash requirements during the next twelve months, statements regarding our ability to manufacture products commercially acceptable to consumers, statements using terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek” or “believe”. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

—	Product development difficulties;
—	Assembly difficulties;
—	Product introductions;
—	Market demand and acceptance of products;
—	The impact of changing economic conditions;
—	The future market for our capital stock;
—	The modification of our marketing strategy
—	Our dependence on a limited number of customers;
—	Business conditions in the golf industry;
—	Reliance on third parties, including suppliers;
—	The impact of market peers and their respective products;
—	The actions of competitors, including pricing, advertising and product development risks concerning future technology; and
—	The impact of operational restructuring on operating results and liquidity and one-time events and other factors detailed in this report under “Business Risks” below.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may very materially from those described herein. Except as required by federal securities lays, Adams Golf undertakes no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Overview

Founded in 1987, Adams Golf, Inc operated initially as a component supplier and contract manufacturer. Thereafter, the Company established its custom fitting operation. Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the Redline fairway woods and drivers, the Tight Lies family of fairway woods and drivers, the Adams Golf Idea, A1 and A1 Pro Irons and i-woods family, the Tight Lies GT irons and i-Woods, the Tom Watson signature series of wedges, the GT Spec Putters and certain accessories.

The Company’s net sales are primarily derived from sales to on- and off- course golf shops, specialty retailers, mass merchants, sporting goods retailers and, to a lesser extent, international distributors. No assurances can be given that demand for the Company’s current products or the introduction of new products will allow the Company to achieve historical levels of sales in the future.

The Company manages all stages of manufacturing, from sourcing to assembly, in order to maintain a high level of product quality and consistency. The Company establishes product specifications, selects the material used to produce the components, and tests the specifications of components received by the Company.

As part of the Company’s quality control program, the Company has reviewed the quality assurance programs at the manufacturing facilities of its component part suppliers to monitor adherence to design specifications. Upon arrival at the Company’s facilities in Plano, Texas, samples of the components used in the Company’s clubs are again checked to ensure consistency with strict design specifications. Golf clubs are then assembled using the appropriate component parts.

The Company has put into place a purchasing procedure that strives to negotiate effective terms with the various vendors while continuing to ensure quality of components. The Company is continually re-evaluating existing vendors while testing new potential vendors for all the various product lines offered by the Company. At any time, the Company may purchase a substantial majority of its volume of a specific component part with a single vendor, but the Company continually strives to maintain a primary and several secondary suppliers for each component part. Substantially all of the Company’s fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in Taiwan and China. Multi-material shafts used in some of the Company’s product lines (specifically, the Graphite Tip (GT) shaft) are available from a sole supplier, True Temper Sports.

Costs of the Company’s clubs consist primarily of component parts, including the head, shaft and grip. To a lesser extent, the Company’s cost of goods sold includes contract labor, occupancy and shipping costs in connection with the inspection, testing, assembly and distribution of its products and certain promotional and advertising costs given in the form of additional merchandise as consideration to customers.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that Company to make estimates and judgements that affect the reported amounts of assets and liabilities and disclosure of continent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, the Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business or as new information becomes available.

   Inventories

Inventories are valued at the lower of cost or market and primarily consist of finished golf clubs and component parts. Cost is determined using the first-in, first-out method. The inventory balance, which includes material, labor and assembly overhead costs, is recorded net of an estimated allowance for obsolete inventory. The estimated allowance for obsolete inventory is based upon management’s understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete inventory significantly exceeds the estimated allowance, the Company’s costs of goods sold and gross profit would be significantly adversely affected.

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

   Product Warranty

The Company’s golf equipment is sold under warranty against defects in material and workmanship for a period of one year with the exception of the graphite tipped (GT) and BiMatrx steel tipped (ST) shafts which carry a five year warranty. An allowance for estimated future warranty costs is recorded in the period products are sold. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product.

   Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses through December 31, 2002 will be realized. Accordingly, the Company has recognized a valuation allowance equal to the entire deferred income tax asset.

   Impairment of Long-Lived Assets

The Company follows the guidance in SFAS 144 in reviewing long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2003, there was no impairment of long-lived assets.

Key Performance Indicators

The Company’s management team has defined and tracks performance against several key sales, operational and balance sheet performance indicators. Key sales performance indicators include, but are not limited to:

—	Daily sales by product group
—	Daily sales by geography
—	Sales by customer channel
—	Gross Margin performance

Tracking these sales performance indicators on a regular basis allows the Company to understand whether it is on target to achieve its internal sales plans.

Key operational performance indicators include, but are not limited to:

—	Product returns (dollars and percentage of sales)
—	Product credits (dollars and percentage of sales)
—	Units shipped per man-hour worked
—	Orders shipped on time
—	Expenses by Department

Tracking these operational performance indicators on a regular basis allows the Company to understand whether it will achieve its expense targets and efficiently satisfy customer demand.

Key balance sheet performance indicators include, but are not limited to:

—	Days of sales outstanding
—	Days of inventory (at cost)
—	Days of payables outstanding

Tracking these balance sheet performance indicators on a regular basis allows the Company to understand its working capital performance and forecast cash flow and liquidity. 16

Results of Operations

The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	53.6	69.4	53.8

Gross profit	46.4	30.6	46.2

Operating expenses:
Research and development expenses	3.4	3.6	2.1
Selling and marketing expenses	27.6	29.0	45.8
General and administrative expenses:
Provision for bad debts	1.5	1.7	1.3
Other	10.3	17.5	17.9
Settlement expense	—	—	3.3
Restructuring expense	(0.5)	2.2	3.5

Total operating expenses	42.3	54.0	73.9

Operating income (loss)	4.1	(23.4)	(27.7)

Interest income, net	(0.0)	0.1	0.8
Other income (expense), net	0.1	(0.6)	(0.1)

Income (loss) before income taxes	4.2	(23.9)	(26.9)

Income tax expense (benefit)	0.3	(0.4)	1.2

Net income (loss)	3.9%	(23.5)%	(28.1)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Total net sales increased to $50.9 million for the year ended December 31, 2003 from $37.9 million for the comparable period of 2002 primarily resulting from successful product introductions and customer acceptance of the Idea Irons and Redline woods and drivers. Net sales of drivers increased to $11.0 million, or 21.6% of total net sales, for the year ended December 31, 2003 from $9.9 million, or 26.2% of total net sales, for the comparable period of 2002. A large portion of the driver net sales for the year ended December 31, 2003 was generated by the recently introduced Redline product line which was partially offset by lower sales of maturing product lines. Net sales of irons increased to $20.3 million, or 39.9% of total net sales, from $7.5 million, or 19.8% of total net sales, for the years ended December 31, 2003 and 2002, respectively, primarily generated from Idea irons sales of $14.3 million. Net sales of fairway woods decreased to $17.3 million, or 34.0% of total net sales, from $18.0 million, or 47.5% of total net sales, for the years ended December 31, 2003 and 2002, respectively. The reduction is due primarily to lower net sales of maturing product lines partially offset by $6.1 million of net sales generated from the recently introduced Redline fairway woods. For the year ended December 31, 2003, one customer individually represented greater than 5% but less than 10% of total net sales. Should this customer or the Company’s other customers fail to meet their obligations to the Company, the Company’s results of operations and cash flows would be adversely impacted.

Net sales of the Company’s products outside the U.S. decreased to $6.3 million, or 12.5% of total net sales, from $6.9 million, or 18.3% of total net sales, for the years ended December 31, 2003 and 2002, respectively.

Cost of goods sold increased to $27.3 million, or 53.6% of total net sales, for the year ended December 31, 2003 from $26.3 million, or 69.4% of total net sales, for the comparable period of 2002. The decrease as a percentage of total net sales is primarily due to changes in the product mix to products generating increased margins, and partially reduced by sales of maturing product lines resulting in reduced margins and to a lesser extent, an inventory writedown of $0.6 million taken in 2002.

Operating expenses are primarily comprised of selling and marketing expenses, general and administrative expenses and research and development expenses. For the year ended December 31, 2002, operating expenses included non-recurring expenses associated with a corporate restructuring plan.

Selling and marketing expenses increased to $14.0 million for the year ended December 31, 2003 from $11.0 million for the comparable period in 2002. The increase is primarily the result of increased commissions expenses associated with a 34% increase in revenues coupled with additional advertising related costs of $0.9 million. Compensation expenses (not related to commissions) were higher by $0.3 million.

General and administrative expenses, including provisions for bad debts, decreased to $6.0 million for the year ended December 31, 2003 from $7.3 million for the comparable period in 2002. The decrease in administrative related costs is attributable to the Company’s operational restructuring executed during the fourth quarter of 2002 related to the UK subsidiary. As a result of the restructuring, the Company eliminated specific administrative positions and functions which resulted in a reduction of $0.7 million in compensation related costs for the year ended December 31, 2003 compared to the same period of 2002. Depreciation expenses also decreased by $0.3 million due to the fact that many of the Company’s fixed assets were purchased in 1998 and were fully depreciated by 2002.

Research and development expenses, primarily consisting of costs associated with development of new products, were $1.7 million and $1.4 million for the years ended December 31, 2003 and December 31, 2002, respectively.

During the fourth quarter of 2002, the Company decided to close the Adams Golf UK, Ltd. wholly owned subsidiary. This closure resulted in restructuring costs of approximately $0.8 million. Restructuring expense for 2003 resulted in a benefit due to the release of liability from our previously recorded building lease for the Adams Golf, UK subsidiary.

The Company’s inventory balances were approximately $8.1 million and $9.1 million at December 31, 2003, and 2002, respectively. The decrease in inventory levels is a result of improved purchasing, production and distribution of new product lines in addition to sales of maturing product lines at reduced selling prices.

The Company’s accounts receivable balances were approximately $10.4 million and $8.5 million at December 31, 2003 and 2002, respectively. The increase is primarily due to the overall increase in revenues of 34%.

As a result of the above, the Company reported operating income of $2.1 million for the year ended December 31, 2003 compared to an operating loss of $8.9 million for the year ended December 31, 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Total net sales decreased to $37.9 million for the year ended December 31, 2002 from $47.7 million for the comparable period of 2001. Although the Company experienced an increase in units sold during 2002, the overall decrease in net sales is attributable to an overall reduction in the average unit selling price. Net sales of drivers decreased to $9.9 million, or 26.2% of total net sales, for the year ended December 31, 2002 from $12.1 million, or 25.4% of total net sales, for the comparable period of 2001. A large portion of the driver net sales for the year ended December 31, 2002 was generated by the recently introduced Tight Lies GT product line which was offset by lower sales of maturing product lines. Net sales of irons decreased to $7.5 million, or 19.8% of total net sales, from $12.1 million, or 25.4% of total net sales, for the years ended December 31, 2002 and 2001, respectively. Net sales of fairway woods decreased to $18.0 million, or 47.5% of total net sales, from $22.1 million, or 46.4% of total net sales, for the years ended December 31, 2002 and 2001, respectively. The reduction is due primarily to lower net sales of maturing product lines partially offset by $8.4 million of net sales generated from the recently introduced Tight Lies GT fairway woods. For the year ended December 31, 2002, one customer individually represented greater than 5% but less than 10% of total net sales. Should this customer or the Company’s other customers fail to meet their obligations to the Company, the Company’s results of operations and cash flows would be adversely impacted.

Net sales of the Company’s products outside the U.S. decreased to $6.9 million, or 18.3% of total net sales, from $9.2 million, or 19.3% of total net sales, for the years ended December 31, 2002 and 2001, respectively.

Cost of goods sold increased to $26.3 million, or 69.4% of total net sales, for the year ended December 31, 2002 from $25.6 million, or 53.8% of total net sales, for the comparable period of 2001. The increase as a percentage of total net sales is primarily due to an inventory writedown of $0.6 million, changes in the product mix to products generating reduced margins, and sales of maturing product lines resulting in reduced margins. With the adoption of EITF No.00-25 and No. 01-09, both net sales and cost of goods sold include specific promotional expenses related to specific sales initiatives. For each of the years ended December 31, 2002 and 2001, cost of goods sold includes promotional expenses of $0.8 million and $1.2 million, respectively. In addition, net sales have been reduced by promotional expenses of $1.9 million and $1.5 million for the years ended December 31, 2002 and 2001, respectively.

Operating expenses are primarily comprised of selling and marketing expenses, general and administrative expenses and research and development expenses. In addition, for the year ended December 31, 2002, operating expenses included non-recurring expenses associated with the closure of the Adams Golf UK subsidiary. For the year ended December 31, 2001, operating expenses included non-recurring expenses associated with a corporate restructuring plan and costs associated with the settlement of the Company’s dispute with Nicholas A. Faldo regarding the provisions of his prior professional services agreement with the Company.

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

General and administrative expenses, including provisions for bad debts, decreased to $7.3 million for the year ended December 31, 2002 from $9.1 million for the comparable period in 2001. The decrease in administrative related costs is attributable to the Company’s operational restructuring executed during the third and fourth quarters of 2001. As a result of the restructuring, the Company eliminated specific administrative positions which resulted in a reduction of $0.2 million in compensation related costs for the year ended December 31, 2002 compared to the same period of 2001. As the Company has scaled back its infrastructure, additional cost savings have been achieved in the areas of recruiting and other personnel related expense categories totaling $0.4 million. In addition, a decrease of $0.4 million was a result of local taxes owed in prior years resulting from the conclusion of an audit during the year ended December 31, 2001. Depreciation expenses also decreased by $0.6 million due to the fact that many of the Company’s fixed assets were purchased in 1998 and were fully depreciated in 2001. With the adoption of SFAS No. 142, amortization expense was reduced by $0.1 million for the year ended December 31, 2002 compared to the same period of 2001.

Research and development expenses, primarily consisting of costs associated with development of new products, were $1.4 million and $1.0 million for the years ended December 31, 2002 and December 31, 2001, respectively.

Settlement expense of $1.6 million recorded in 2001 resulted from a settlement dispute between the Company and Mr. Faldo in connection with his prior professional services agreement. The Company recognized the $3.0 million contract settlement to be paid over a ten year period, which totaled a present value of $2.7 million and was partially offset by $1.1 million of previously accrued royalties.

During the fourth quarter of 2002, the Company decided to close the Adams Golf UK, Ltd. wholly owned subsidiary. This closure resulted in restructuring costs of approximately $0.8 million. Restructuring expense of $1.6 million recorded in 2001 is due to the fact that the Company executed an operational restructuring plan which reduced its employee staff by 55 exempt positions primarily associated with the conversion of its sales staff to independent (non-employee) sales representatives and 76 non-exempt positions associated with the outsourcing of the Company’s golf club assembly process. In addition, the restructuring also included costs associated with the closure of the Adams Golf Japan wholly owned subsidiary. The Company continues to sell its products in the UK and Japan through distributors.

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

The Company’s inventory balances were approximately $9.1 million and $17.4 million at December 31, 2002, and 2001, respectively. The decrease in inventory levels is a result of improved purchasing, production and distribution of new product lines in addition to sales of maturing product lines at reduced selling prices.

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

Disclosure of Contractual Obligations

The Company is obligated to make future payments under various contracts, including equipment capital leases and operating leases. The Company does not have any long-term debt or purchase commitment obligations. The following table summarized the Company’s contractual obligations at December 31, 2003, reported by maturity of obligation.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	$126,022	$45,780	$80,242	—	—
Operating Lease Obligations	1,850,826	293,280	1,329,573	$227,973	—
Purchase Obligations	—	—	—	—	—
Other Long-term Liabilities
Reflected on the Registrant’s
Balance sheet under GAAP	528,546	—	153,935	137,002	$237,609

Total	$2,505,394	$339,060	$1,563,750	$364,975	$237,609

Liquidity and Capital Resources

Cash and cash equivalents increased to $10.1 million at December 31, 2003 from $5.6 million at December 31, 2002. The increase is primarily due to cash provided by operating activities. During the year, accounts receivable increased $1.9 million offset by a decrease in inventory of $1.0 million. This was coupled with an increase in accrued expenses and accounts payable of $0.9 million associated in part with component purchases and compensation related costs.

Working capital increased at December 31, 2003 to $21.9 million compared to $18.1 million at December 31, 2002.

In February 2004, the Company terminated its revolving credit agreement with First Community Financial Corporation without any penalties or other fees. The credit agreement was no longer the most efficient source of working capital for the Company.

In February 2004, the Company entered into a revolving line of credit with Bank of Texas to provide up to $2.0 million in short term debt, which is limited to 75% of the eligible accounts receivable and 10% of eligible inventory (the inventory coverage is applicable only in the months of December, January and February). The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and interest coverage ratio. Interest on outstanding balances accrues at prime less one half percent and is due quarterly. Prime interest rate at February 25, 2004 was 4%. As of February 25, 2004, the Company does not have an outstanding loan against the credit facility.

The Company however, still extends rights to Tom Watson in which he has secondary rights to the Company’s assets up to $1.0 million, only to the extent that any credit facility borrowings have been satisfied.

The Company’s anticipated sources of liquidity over the next twelve months are expected to be cash reserves, projected cash flows from operations, and available borrowings under its new credit facility. It is anticipated that operating cash flows and current cash reserves will also fund capital expenditure programs. These capital expenditure programs can be suspended or delayed at any time with minimal disruption to the Company’s operations if cash is needed in other areas of the Company’s operations. In addition, cash flows from operations and cash reserves will be used to support ongoing purchases of component parts for the Company’s current and future product lines. The Company anticipates that cash requirements to support current purchasing activities will continue at current levels, taking into consideration the seasonality of the industry and consumer acceptance of the Company’s products. The expected operating cash flow, current cash reserves and borrowings available under its new credit facility are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

Management believes that sufficient resources may be available to meet the Company’s cash requirements through the next twelve months. Cash requirements beyond twelve months are dependent on the Company’s ability to introduce products that gain market acceptance and to manage working capital requirements. The Company has introduced new products and has taken steps to increase the market acceptance of these and its other products. If the Company’s products fail to achieve appropriate levels of market acceptance, it is possible that the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings, possibly during the next twelve months. The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Company’s common stock. Nevertheless, given the current market price of the Company’s common stock and the state of the capital markets generally, the Company does not expect that it will be able to raise funds through the issuance of its capital stock in the foreseeable future. The Company may also find it difficult to secure additional debt financing. There can be no assurance that financing will be available when needed on terms favorable to the Company, or at all. Accordingly, it is possible that the only sources of funding are current cash reserves, projected cash flows from operations and up to $2.0 million of borrowings available under the new revolving credit facility.

If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities; or respond to competitive pressures, any of which could have a material adverse effect on the Company’s business, operating results, financial condition or liquidity.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses the consolidation by business enterprises of variable interest entities. For entities entered into after February 1, 2003, the FASB deferred the effective date of this interpretation and further issued FIN 46R. FIN 46R, Consolidation of Variable Interest Entities – A Modification of FASB Interpretation No. 46, includes additional scope exceptions for franchises and entities with business operations that meet certain criteria. This standard will have no impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In November 2003, the FASB deferred the application of several provisions responding to implementation difficulties. The Company adopted the provisions of this standard in the third quarter of 2003 and this standard will have no impact on the Company’s consolidated financial statements.

Business Risks

As indicated below, this Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in this section and elsewhere throughout this Form 10-K and the Company’s other periodic filings.

Dependence on New Product Introductions; Uncertain Consumer Acceptance

Although some of the Company’s new product introductions have experienced modest success, the Company’s ultimate success depends, in large part, on its ability to successfully develop and introduce new products widely accepted in the marketplace. Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection. Certain products previously introduced by the Company have not met the level of consumer acceptance anticipated by management. No assurance can be given that the Company’s current or future products will be met with consumer acceptance. Failure by the Company to timely identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company’s continued success and viability. Additionally, successful technologies, designs and product concepts are likely to be copied by competitors. Accordingly, the Company’s operating results could fluctuate as a result of the amount, timing, and market acceptance of new product introductions by the Company or its competitors. The design of new golf clubs is also greatly influenced by the rules and interpretations of the USGA. Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by the organization, the Company believes that it is critical for its future success that new clubs introduced by the Company comply with USGA standards.

Uncertainty Regarding Continuation of Profitability

While the Company generated income during the year ended December 31, 2003, it has not done so historically. There can be no assurance that the Company will be able to increase or maintain revenues or continue such profitability on a quarterly or annual basis in the future. An inability to continue such improvements in the Company’s financial performance could jeopardize the Company’s ability to develop, enhance, and market products, retain qualified personnel, and take advantage of future opportunities or respond to competitive pressures.

Need for Additional Capital

Management believes that sufficient resources will be available to meet the Company’s cash requirements through the next twelve months, based upon, among other things, management’s estimates regarding the collectablility of outstanding accounts receivable, projected cash flow from operations and anticipated expenditures. However, no assurances can be given that the Company will have sufficient cash resources beyond twelve months. To the extent our cash requirements or assumptions change, the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings. The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company would be reduced, stockholders may experience additional dilution, and/or such equity securities may have rights, preferences or privileges senior to the Company’s common stock. Nevertheless, given the current market price for the Company’s common stock and the state of the capital markets generally, the Company does not expect that it would be able to raise funds through the issuance of its capital stock in the foreseeable future. The Company may also find it difficult to secure additional debt financing. There can be no assurance that financing will be available if needed on terms favorable to the Company, or at all. Accordingly, it is possible that the only sources of funding are current cash reserves, projected cash flows from operations and up to $2.0 million of borrowings available under the Company’s revolving credit facility.

Competition

The golf club market is highly competitive. The Company competes with a number of established golf club manufacturers, some of which have greater financial and other resources than the Company. The Company’s competitors include Callaway Golf Company, adidas-Saloman AG (Taylor Made — adidas Golf), Nike, Inc. (Nike Golf), Fortune Brands, Inc. (Titleist and Cobra) and Karsten Assembly Company (PING), among others. The Company competes primarily on the basis of performance, brand name recognition, quality and price. The Company believes that its ability to market its products through multiple distribution channels, including on- and off- course golf shops and other retailers is important to the manner in which the Company competes. The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors, including, among others, advertising, media, promotions and product endorsements. These preferences may also be subject to rapid and unanticipated changes. The Company could face substantial competition from existing or new competitors who introduce and successfully promote golf clubs that achieve market acceptance. Such competition could result in significant price erosion or increased promotional expenditures, either of which could have a material adverse effect on the Company’s business, operating results and/or financial condition. There can be no assurance that Adams Golf will be able to compete successfully against current and future sources of competition or that its business, operating results and/or financial condition will not be adversely affected by increased competition in the markets in which it operates.

The golf club industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts. Due to the success of the Tight Lies fairway woods, several competitors introduced products similar to the Tight Lies fairway woods. Should the Company’s recently introduced product lines achieve widespread market success, it is reasonable to expect that the Company’s current and future competitors would move quickly to introduce similar products that would directly compete with the new product lines. The Company may face competition from manufacturers introducing other new or innovative products or successfully promoting golf clubs that achieve market acceptance. The failure to successfully compete in the future could result in a material deterioration of customer loyalty and the Company’s image, and could have a material adverse effect on the Company’s business, results of operations, financial position and/or liquidity.

The introduction of new products by the Company or its competitors can be expected to result in closeouts of existing inventories at both the wholesale and retail levels. Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices. As the new Redline product line of fairway woods and drivers were introduced in 2003, older product lines such as the original Tight Lies and Tight Lies ST fairway woods and drivers experienced reductions in price at both wholesale and retail levels.

Dependence on Key Personnel and Endorsements

The Company’s success depends to an extent upon the performance of its management team, which includes the Company’s Chief Executive Officer and President, Oliver G. (Chip) Brewer, III, who participates in all aspects of the Company’s product development and sales efforts. The loss or unavailability of Mr. Brewer could adversely affect the Company’s business and prospects. In addition, Mr. Tim Reed joined the management team in 2001 in the capacity of Vice President of Research and Development. Mr. Reed’s inability to continue to develop innovative products could also adversely affect the Company’s business. With the exception of the Company’s Chairman of the Board of Directors, B.H. (Barney) Adams, and Mr. Brewer, none of the Company’s officers and employees are bound by employment agreements and the relations of such officers and employees are, therefore, at will. The Company is in the process of establishing key-men life insurance policies on the lives of Mr. Brewer and Mr. Reed; however, there can be no assurance that the proceeds of this policy could adequately compensate the Company for the loss of their services. In addition, there is strong competition for qualified personnel in the golf club industry, and the inability to continue to attract, retain and motivate other key personnel could adversely affect the Company’s business, operating results or financial condition.

The Company believes that acceptance of its products by touring professionals is an important aspect of its marketing strategy and ultimately validates the products in the mind of the consumer. The Company has entered into endorsement arrangements with certain members of the PGA Tour and the Champions PGA Tour, including Tom Watson, Larry Nelson and other notable players. As is typical in the golf industry generally, the agreements with these professional golfers do not necessarily require that they use the Company’s golf clubs at all times during the terms thereof, including, in certain circumstances, at times when the Company is required to make payments to them. The failure of certain individuals to use the Company’s products on one or more occasions has resulted in negative publicity involving the Company. While the Company does not believe this publicity has resulted in any significant erosion in the net sales of the Company’s products to date, no assurance can be given that the Company’s business would not be adversely affected in a material way by further such publicity or by the failure of its known professional endorsers to carry and use the Company’s products.

Change in Marketing Strategy

Before 2001, the Company relied on infomercials or broad, brand-based advertising as the cornerstone of its marketing strategy. During 2001, the Company modified its marketing strategy to focus principally on golf related events and publications. For the years ended December 31, 2003, 2002 and 2001, the Company spent approximately $3.5 million, $2.6 million and $8.2 million, respectively, on golf related events and publications. The Company has significantly reduced its expenditures in this category from historical periods. This reduction could have a material adverse effect on the Company’s operating results and/or financial condition. Additionally, there can be no assurances that a decrease in the levels of advertising will not result in a material decline in sales of the Company’s products.

Source of Supply

The Company has put into place a purchasing procedure that strives to negotiate effective terms with the various vendors while continuing to ensure quality of components. The Company is continually re-evaluating existing vendors while testing new potential vendors for all the various product lines offered by the Company. At any time, the Company may purchase a substantial majority of its volume of a specific component part with a single vendor, but the Company continually strives to maintain a primary and several secondary suppliers for each component part. Substantially all of the Company’s fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in Taiwan and China. Multi-material shafts used in some of the Company’s product lines (specifically, the Graphite Tip (GT) shaft) are available from a sole supplier, True Temper Sports.

The Company could, in the future, experience shortages of components or periods of increased price pressures, which could have a material adverse effect on the Company’s business, results of operations, financial position and/or liquidity. To date, the Company has not experienced any material interruptions in supply from any sole supplier.

Product Warranties

The Company provides a limited one year product warranty on all of its golf clubs with the exception of the graphite tip (GT) and BiMatrx steel tip (ST) shafts used in a variety of the Company’s product lines. These shafts carry a five year warranty for defects in quality and workmanship. The Company closely monitors the level and nature of warranty claims, and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market. Significant increases in the incidence of such claims may adversely affect the Company’s sales and its reputation with golfers. The Company establishes a reserve for warranty claims, which it believes is sufficient to meet future claims. However, there can be no assurance that these reserves will be sufficient if the Company were to experience an unusually high incidence of problems with its products.

Risks Associated with Intellectual Property

Imitation of popular club design is widespread in the golf industry. No assurance can be given that other golf club manufacturers will not be able to successfully sell golf clubs that imitate the Company’s products without infringing on the Company’s copyrights, patents, trademarks or trade dress. Many of the Company’s competitors have obtained patent, trademark, copyright or other protection of intellectual property rights pertaining to golf clubs. No assurance can be given that the Company will not be adversely affected by the assertion by competitors that the Company’s designs infringe on such competitor’s intellectual property rights. This effect could include alteration or withdrawal of the Company’s existing products and delayed introduction of new products.

The Company attempts to maintain the secrecy of its confidential business information, including engaging in the practice of having prospective vendors and suppliers sign confidentiality agreements when producing components of new technology. No assurance can be given that the Company’s confidential business information will be adequately protected in all instances. The unauthorized use of the Company’s confidential business information could adversely affect the Company.

Unauthorized Distribution and Counterfeit Clubs

Despite the Company’s efforts to limit its distribution to selected retailers, some quantities of the Company’s products have been found in unapproved outlets or distribution channels, including the common internet auction sites. The existence of a “gray market” in the Company’s products can undermine the sales of authorized retailers and foreign wholesale distributors who promote and support the Company’s products and can injure the Company’s image in the minds of its customers and consumers. Adams Golf makes efforts to limit or deter unauthorized distribution of its products, but does not believe the unauthorized distribution of its products can be totally eliminated. The Company does not believe that the unauthorized distribution of its clubs has had, or will have, a material adverse effect on the Company’s results of operations, financial condition or competitive position, although there can be no assurance as to future results.

In addition, the Company is occasionally made aware of the existence of counterfeit copies of its golf clubs particularly in foreign markets. The Company takes action in these situations through local authorities and legal counsel where practical. The Company does not believe that the availability of counterfeit clubs, has had or will have, a material adverse effect on the Company’s results of operations, financial condition or competitive position, although there can be no assurance as to future results.

Industry Specific Requirements

The Company performs ongoing credit evaluation of its wholesale customers’ financial condition and generally provides credit without the requirement of collateral from these customers. The Company believes it has adequate reserves for potential credit losses. Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific retail customers. Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on the Company’s relationship with the customer and the customer’s payment history. Payment terms are extended to selected customers typically during off-peak times in the year in order to promote the Company’s brand name and to assure adequate product availability often to coincide with planned promotions or advertising campaigns. Although a significant amount of the Company’s sales are not affected by these terms, the extended terms do have a negative impact on the Company’s financial position and liquidity. The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company’s financial condition.

In addition to extended payment terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand. The Company’s inventory balances were approximately $8,058,000 and $9,127,000 at December 31, 2003 and December 31, 2002, respectively.

Certain Risks of Conducting Business Abroad

The Company imports a significant portion of its component parts, including heads, shafts, headcovers, and grips from companies in Taiwan, China and Mexico. In addition, the Company sells its products to certain distributors located outside the United States. The Company’s international business is currently centered in Canada and Europe and management intends to focus its international efforts through agency and distributor relationships. The Company’s business is subject to the risks generally associated with doing business abroad, such as foreign government relations, foreign consumer preferences, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and exchange rates in countries in which the Company purchases components or sells its products. Recent foreign events, including, without limitation, continuing U.S. military operations and the resulting instability in Iraq, could potentially cause a delay in imports or exports due to heightened security with customs.

Seasonality and Quarterly Fluctuations

Golf generally is regarded as a warm weather sport, and net sales of golf equipment have been historically strongest for the Company during the first and second quarters, which ensures adequate levels of inventory at retail locations for the golf season. In addition, net sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions. A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on the Company’s business, operating results and financial condition. In addition, the Company’s future results of operations could be affected by a number of other factors, such as unseasonable weather patterns; demand for and market acceptance of the Company’s existing and future products; new product introductions by the Company’s competitors; competitive pressures resulting in lower than expected selling prices; and the volume of orders that are received and which can be fulfilled in a quarter. Any one or more of these factors could adversely affect the Company or result in the Company failing to achieve its expectations as to future sales or operating results.

Because most operating expenses are relatively fixed in the short term, the Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall that could materially adversely affect quarterly results of operations and liquidity. If technological advances by competitors or other competitive factors require the Company to invest significantly greater resources than anticipated in research and development or sales and marketing efforts, the Company’s business, operating results and/or financial condition could be materially adversely affected. Accordingly, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarter are not indicative of results to be expected for a full fiscal year. As a result of fluctuating operating results or other factors discussed in this report, in certain future quarters the Company’s results of operations may be below the expectations of public market analysts or investors. In such event, the market price of the Company’s common stock could be materially adversely affected.

Anti-Takeover Provisions

The Company’s Certificate of Incorporation and Amended and Restated Bylaws (the “Bylaws”) contain, among other things, provisions establishing a classified Board of Directors, authorizing shares of preferred stock with respect to which the Board of Directors of the Company has the power to fix the rights, preferences, privileges and restrictions without any further vote or action by the stockholders, requiring that all stockholder action be taken at a stockholders’ meeting and establishing certain advance notice requirements in order for stockholder proposals or director nominations to be considered at such meetings. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”). In general this statute prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Such provision could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving the Company that some or a majority of the Company’s stockholders might consider to be in its best interest, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price for the common stock. The potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of the Company, may discourage bids for the common stock at a premium over the market price of the common stock and adversely affect the market price of and voting and other rights of the holders of the common stock. The Company has not issued and currently has no plans to issue shares of preferred stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to its cash equivalents.

	2003	Fair Value
	(Dollars in thousands)
Cash equivalents
Fixed rate	$10,135	$10,135
Average interest rate	0.13%

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

Item 9. Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of the Stockholders on May 13, 2004 to be distributed to the stockholders on or before April 30, 2004 (“the 2004 Proxy Statement”) under the respective captions, “Elections of Directors”, “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” and “Management-Executive Officers.”

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the Company’s 2004 Proxy Statement under the caption “Management-Compensation of Executive Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the Company’s 2004 Proxy Statement under the caption “Stock Ownership-Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Company’s 2004 Proxy Statement under the captions “Management-Employment Contracts and Change in Control Agreements,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions.”

Item 14. Controls and Procedures

Within 90 days prior to the date of this report, the Company evaluated, under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation. In addition, it is the Company’s policy to not participate in off-balance sheet transactions, including but not limited to special purpose entities.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of this report following the signature page:

(1) Consolidated Financial Statements

(2) Financial Statement Schedule

The following financial statement schedule of the Company for the years ended December 31, 2003, 2002 and 2001 is filed as part of this Annual Report and should be read in conjunction with the consolidated financial statements of the Company. All other schedules have been omitted because such schedules are not required under the related instructions or are not applicable, or because the information required is included in the Company’s consolidated financial statements or notes thereto.

Schedule II - Valuation and Qualifying Accounts	S-1

(3) Exhibits

The exhibits listed below are filed as a part of or incorporated by reference in this Annual Report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parenthesis. See the Index of Exhibits included with the exhibits filed as a part of this Annual Report.

Exhibit	Description	Location

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)
29

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Stock Incentive Plan for Adams Golf, Inc.	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 February 9, 2004 File # 333-112622 (Exhibit 4.7)

Exhibit 10.1	Agreement between the Registrant and Nick Faldo, dated April 22, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.1)

Exhibit 10.2	Commercial Lease Agreement dated December 5, 1997, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.3)

Exhibit 10.3	Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.4)

Exhibit 10.4	Amended Commercial Lease Agreement dated April 6, 1998 between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2000 Form 10-K (Exhibit 10.18)

Exhibit 10.5	Settlement Agreement between Adams Golf, Ltd. and Nicholas A. Faldo	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Exhibit 10.19)

Exhibit 10.6	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2001 Form 10-K (Exhibit 10.21)

Exhibit 10.7*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2001 Form 10-K (Exhibit 10.23)

Exhibit 10.8*	First Amendment to Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2002 Form 10-K (Exhibit 10.11)

Exhibit 10.9	Accounts Receivable Security Agreement between Adams Golf, Ltd. And First Community Financial Corporation	Incorporated by reference to 2002 Form 10-K (Exhibit 10.12)

Exhibit 10.10	Employment Agreement - Byron H. (Barney) Adams	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Exhibit 10.13)

Exhibit 10.11	Change of Control Agreement - Eric Logan	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Exhibit 10.14)

Exhibit 10.12	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Included in this filing

30

Exhibit 10.13	Termination Letter - Accounts Receivable Security Agreement between Adams Golf, Ltd and First Community Financial Corporation	Included in this filing

Exhibit 10.14	Revolving line of Credit between Adams Golf, Inc and Bank of Texas	Included in this filing

Exhibit 21.1	Subsidiaries of the Registrant	Included in this filing

Exhibit 23.1	Consent of KPMG LLP	Included in this filing

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

* Confidential treatment has been requested with respect to certain provisions of this agreement.

(b) Reports on Form 8-K

Adams Golf regrets to announce the passing of Mr. Robert F. MacNally, who had served as a member of the Company’s Board of Directors since 1999. A former Chairman, President and CEO of Tommy Armour Golf Company, Mr. MacNally provided valuable industry insight and guidance to the Company’s Directors and Officers throughout his term as a Director. Mr. MacNally was also a member of the Company’s Audit Committee.

On February 10, 2004, Mr. Robert D. Rogers was elected to the Adams Golf Board to fill the position previously held by Mr. MacNally and will also serve on the Company’s Audit Committee. A resident of Dallas, Texas, Mr. Rogers has been President and CEO of Texas Industries, Inc. since 1970. In 2002, Mr. Rogers was inducted into the Texas Business Hall of Fame. From 1984 to 1986, he was Chairman of the Federal Reserve Bank of Dallas and currently serves on the Executive Board of Southern Methodist University’s Cox School of Business where he is also an adjunct professor. Mr. Rogers holds a B.A. in Economics from Yale University and an M.B.A. from Harvard University.

(c) Exhibits

        See Item 15(a)(3)

(d) Financial Statement Schedules

        See Item 15(a)(2)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2004	ADAMS GOLF, INC., a Delaware corporation By: /S/ B.H. (BARNEY) ADAMS —————————————— B.H. (Barney) Adams, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 8, 2004	By: /S/ B.H. (BARNEY) ADAMS —————————————— B.H. (Barney) Adams, Chairman of the Board

Date: March 8, 2004	By: /S/ OLIVER G. BREWER III —————————————— Oliver G. (Chip) Brewer III Chief Executive Officer, President and Director

Date: March 8, 2004	By: /S/ ERIC LOGAN —————————————— Eric Logan Chief Financial Officer (Principal Financial Officer)

Date: March 8, 2004	By: /S/ PAMELA J. HIGH —————————————— Pamela J. High Controller (Principal Accounting Officer)

Date: March 8, 2004	By: /S/ MARK R. MULVOY —————————————— Mark R. Mulvoy Director

Date: March 8, 2004	By: /S/ PAUL F. BROWN, JR. —————————————— Paul F. Brown, Jr. Director

Date: March 8, 2004	By: /S/ STEPHEN R. PATCHIN —————————————— Stephen R. Patchin Director

Date: March 8, 2004	By: /S/ ROBERT D. ROGERS —————————————— Robert D. Rogers Director

32

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED FINANCIAL STATEMENT SCHEDULE

Page
Consolidated Financial Statements

Independent Auditors’ Report	F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	F-5 - F-6

Consolidated Statements of Cash Flows the years ended December 31, 2003, 2002 and 2001	F-7

Notes to Consolidated Financial Statements	F-8 - F-25

Financial Statement Schedule

The following financial statement schedule of the Company for the years ended December 31, 2003, 2002 and 2001 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

Schedule II - Valuation and Qualifying Accounts	S-1

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

F-1

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Adams Golf, Inc.:

We have audited the consolidated financial statements of Adams Golf, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Golf, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Dallas, Texas January 28, 2004 F-2

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS

	December 31,
	2003	2002
Current assets:
Cash and cash equivalents	$10,135	$5,611
Trade receivables, net	10,433	8,533
Inventories, net	8,058	9,127
Prepaid expenses	458	934
Income tax receivable	—	18
Other current assets	6	136

Total current assets	29,090	24,359

Property and equipment, net	915	1,937
Other assets, net	49	142

	$30,054	$26,438

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,192	$933
Accrued expenses	6,025	5,326

Total current liabilities	7,217	6,259

Non-current liabilities	609	703

Total liabilities	7,826	6,962

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 23,137,571
shares issued and 22,480,071 shares outstanding	23	23
Additional paid-in capital	87,535	87,381
Deferred compensation	(373)	(671)
Accumulated other comprehensive loss	(356)	(653)
Accumulated deficit	(61,465)	(63,468)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)

Total stockholders' equity	22,228	19,476

Commitments and contingencies (notes 8 and 9)
	$30,054	$26,438

See accompanying notes to consolidated financial statements F-3

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001

Net sales	$50,879	$37,917	$47,655
Cost of goods sold	27,259	26,324	25,644

Gross profit	23,620	11,593	22,011

Operating expenses:
Research and development expenses	1,721	1,368	1,008
Selling and marketing expenses	14,027	11,016	21,831
General and administrative expenses:
Provision for bad debts	772	626	613
Other	5,222	6,636	8,516
Settlement expense	—	—	1,579
Restructuring expense	(259)	850	1,649

Total operating expenses	21,483	20,496	35,196

Operating income (loss)	2,137	(8,903)	(13,185)

Other income (expense):
Interest income	9	43	443
Interest expense	(51)	(41)	(51)
Other	25	(182)	(34)

Income (loss) before income taxes	2,120	(9,083)	(12,827)
Income tax expense (benefit)	117	(158)	582

Net income (loss)	$2,003	$(8,925)	$(13,409)

Income (loss) per common share :
Basic	$0.09	$(0.40)	$(0.60)

Diluted	$0.08	$(0.40)	$(0.60)

See accompanying notes to consolidated financial statements F-4

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

Years ended December 31, 2003, 2002 and 2001

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Common Stock Subscription	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings/ (Accumulated Deficit)	Comprehensive Loss	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2000	23,137,571	$23	$86,037	$(22)	$(221)	$(295)	$(41,134)		$(3,136)	$41,252
Comprehensive loss:
Net loss	—	—	—	—	—	—	(13,409)	$(13,409)	—	(13,409)
Other comprehensive loss, net of tax:
Reclassification of losses on
marketable securities to general
and administrative expense	—	—	—	—	—	(4)	—	(4)	—	(4)
Unrealized loss on foreign currency
translation	—	—	—	—	—	(401)	—	(401)	—	(401)

Comprehensive loss	—	—		—	—	—	—	$(13,814)	—	—

Stock option forfeiture	—	—	(10)	—	10	—	—		—	—
Issuance of stock options	—	—	113	—	(113)	—	—		—	—
Amortization of deferred compensation	—	—	—	—	184	—	—		—	184

Balance, December 31, 2001	23,137,571	$23	$86,140	$(22)	$(140)	$(700)	$(54,543)		$(3,136)	$27,622
Comprehensive loss:
Net loss	—	—	—	—	—	—	(8,925)	$(8,925)	—	(8,925)
Other comprehensive loss, net of tax:
Unrealized gain on foreign currency
translation	—	—	—	—	—	47	—	47	—	47

Comprehensive loss	—	—		—	—	—	—	$(8,878)	—	—

Capital loan forgiveness	—	—	(22)	22	—	—	—		—	—
Issuance of stock options	—	—	1,263	—	(1,263)	—	—		—	—
Amortization of deferred compensation	—	—	—	—	732	—	—		—	732

Balance, December 31, 2002	23,137,571	$23	$87,381	$—	$(671)	$(653)	$(63,468)		$(3,136)	$19,476

See accompanying notes to consolidated financial statements (continued) F-5

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

Years ended December 31, 2003, 2002 and 2001

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Comprehensive Income	Cost of Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2002	23,137,571	$23	$87,381	$(671)	$(653)	$(63,468)		$(3,136)	$19,476
Comprehensive loss:
Net loss	—	—	—	—	—	2,003	2,003	—	2,003
Other comprehensive
loss, net of tax:
Unrealized gain on
foreign currency
translation	—	—	—	—	297	—	297	—	297

Comprehensive income	—	—	—	—	—	—	$2,300	—	—

Forfeitures	—	—	(65)	65	—	—		—	—
Issuance of stock options	—	—	219	(219)	—	—		—	—
Amortization of deferred
compensation	—	—	—	452	—	—		—	452

Balance, December 31, 2003	23,137,571	$23	$87,535	$(373)	$(356)	$(61,465)		$(3,136)	$22,228

See accompanying notes to consolidated financial statements F-6

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income/(loss)	$2,003	$(8,925)	$(13,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and
intangible assets	1,503	2,300	3,162
Adjustment of inventory to lower of cost or market	—	620	—
Amortization of deferred compensation	452	732	184
Loss on sale of marketable securities	—	—	(50)
Allowance for doubtful accounts	772	626	613
Changes in assets and liabilities:
Trade receivables	(2,672)	(6,055)	984
Inventories	1,069	7,671	(3,639)
Prepaid expenses	477	(112)	(109)
Income tax receivable	18	—	57
Other current assets	127	(33)	628
Other assets	395	49	(440)
Accounts payable	260	475	(797)
Accrued expenses	660	(621)	797
Other non-current liabilities	(173)	(7)	702

Net cash provide by (used in) operating activities	4,891	(3,280)	(11,317)

Cash flows from investing activities:
Purchase of equipment	(308)	(146)	(268)
Purchases of marketable securities	—	—	(2,944)
Maturities of marketable securities	—	—	10,440
Sales of marketable securities	—	—	7,050

Net cash provided by (used in) investing activities	(308)	(146)	14,278

Cash used in financing activities:
Principal payments under capital lease obligation	(35)	(73)	(66)
Debt financing costs	(24)	(135)	(138)

Net cash used in financing activities	(59)	(208)	(204)

Net increase (decrease) in cash and cash equivalents	4,524	(3,634)	2,757
Cash and cash equivalents at beginning of period	5,611	9,245	6,488

Cash and cash equivalents at end of period	$10,135	$5,611	$9,245

Supplemental disclosure of cash flow information:
Interest paid	$51	$47	$51

Income taxes paid	$114	$38	$82

Supplemental disclosure of non-cash investing and financing
activities - equipment financed with capital lease	$152	$—	$20

See accompanying notes to consolidated financial statements. F-7

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Tables in thousands, except share and per share amounts)

(1) Summary of Significant Accounting Policies

(a) General

Founded in 1987, Adams Golf, Inc. (the “Company” or “Adams Golf”) initially operated as a component supplier and contract manufacturer. Thereafter, the Company established its custom fitting operation. Today, it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the Redline drivers and fairway woods, Ovation fairway woods, the Tight Lies family of fairway woods and drivers, the Adams Golf Idea, A1 and A1 Pro Irons and i-Woods, the Tight Lies GT irons and i-Woods, the Tom Watson signature series of wedges, the GT Spec Putters and certain accessories. The Company was incorporated in 1987 and re-domesticated in Delaware in 1990. The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries, agencies, and distributorships.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Inventories

Inventories are valued at the lower of cost or market and primarily consist of finished golf clubs and component parts. Cost is determined using the first-in, first-out method. The inventory balance, which includes material, labor and assembly overhead costs, is recorded net of an estimated allowance for obsolete inventory. The estimated allowance for obsolete inventory is based upon management’s understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete inventory significantly exceeds the estimated allowance, the Company’s costs of goods sold and gross profit would be significantly adversely affected.

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

December 31, 2003 and 2002

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

(f) New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses the consolidation by business enterprises of variable interest entities. For entities entered into after February 1, 2003, the FASB deferred the effective date of this interpretation and further issued FIN 46R. FIN 46R, Consolidation of Variable Interest Entities – A Modification of FASB Interpretation No. 46, includes additional scope exceptions for franchises and entities with business operations that meet certain criteria. The Company doe not expect that this standard will have an impact on the consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 100 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The Company has adopted the provisions of this standard in the third quarter of 2003, which had no impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In November 2003, the FASB deferred the application of several provisions responding to implementation difficulties. The Company has adopted the provisions of this standard in the third quarter of 2003, which had no impact on the consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Tables in thousands, except share and per share amounts)

(1) Summary of Significant Accounting Policies (continued)

(g) Research and Development

Research and development costs consist of all costs incurred in planning, designing and testing of golf equipment, including salary costs related to research and development, and these costs are expensed as incurred. The Company’s research and development expenses were approximately $1,721,000, $1,368,000 and $1,008,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

(h) Advertising Costs

Advertising costs, included in selling and marketing expenses on the accompanying consolidated statements of operations, other than direct commercial costs, are expensed as incurred and totaled approximately $3,478,000, $2,626,000 and $8,209,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

(i) Product Warranty

The Company’s golf equipment is sold under warranty against defects in material and workmanship for a period of one year with the exception of the graphite tipped (GT) and BiMatrx steel tipped (ST) shafts which carry a five year warranty. An allowance for estimated future warranty costs is recorded in the period products are sold. In estimating its future warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product.

	Beginning Balance	Changes for payments made and estimated accruals (net)	Ending Balance
Year ended December 31, 2003	$ 330	(45)	$ 285
Year ended December 31, 2002	$ 277	53	$ 330

(j) Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses recognized on or before December 31, 2002 will be realized. Accordingly, the Company has recognized a valuation allowance equal to the entire deferred income tax asset.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Tables in thousands, except share and per share amounts)

(1) Summary of Significant Accounting Policies (continued)

(k) Income (Loss) Per Share

The weighted average common shares used for determining basic and diluted income per common share were 22,480,071 and 24,532,959, respectively, for the year ended December 31, 2003 and 22,480,071 and 22,480,071, respectively, for the year ended December 31, 2002. The effect of all warrants and options to purchase shares of the Company’s common stock for the year ended December 31, 2003 resulted in additional dilutive shares of 2,052,888. For the year ended December 31, 2003, options exercisable for approximately 1,823,730 shares of common stock and warrants exercisable for 100,000 shares of common stock were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.

(l) Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.

(m) Impairment of Long-Lived Assets

The Company follows the guidance in SFAS 144 in reviewing long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2003, there was no impairment of long-lived assets.

(n) Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and unrealized gains and losses, net of related tax effect, on foreign currency translation adjustments and marketable securities.

(o) Cash and Cash Equilivents

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

December 31, 2003 and 2002

(Tables in thousands, except share and per share amounts)

(1) Summary of Significant Accounting Policies (continued)

(q) Classification of Shipping and Handling Fees and Costs

Pursuant to the Emerging Issues Task Force (“EITF”) consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” all amounts billed to customers for shipping and handling are included in “net sales” and costs incurred related to shipping and handling are included in “cost of goods sold.”

(r) Segment Reporting

The Company is organized by functional responsibility and operates as a single segment and within that segment offers more than one class of product, in accordance with SFAS 131.

(s) Stock Compensation

At December 31, 2003, the Company has one stock-based compensation plan that replaced four predecessor plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has elected to continue to apply the intrinsic value-based method of accounting for employee stock option grants and has adopted the SFAS No.148 disclosure requirements. Non-employee option grants are accounted for using the fair-value based method. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock Based Compensation, to stock-based employee compensation for the year ended December 31, 2003, 2002, and 2001, respectively (in thousands, except for per share amounts):

	2003	2002	2001
Net income (loss):
As reported	$2,003	$(8,925)	$(13,409)
Add: Stock-based compensation expenses
included in reported net income (loss), net
of related tax effects	452	732	184
Deduct: Total stock-based compensation
expense determined under the fair value
method	(479)	(767)	(254)

Pro forma	$1,976	$(8,960)	$(13,479)

Diluted income (loss) per common share:
As reported	$0.08	$(0.40)	$(0.60)
Pro forma	0.08	(0.40)	(0.60)

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Tables in thousands, except share and per share amounts)

(1) Summary of Significant Accounting Policies (continued)

(t) Classification of Promotional and Advertising Costs

Pursuant to the Emerging Issues Task Force (“EITF”) consensus on Issues No.00-25 and No. 01-09 “Accounting for Certain Advertising and promotional costs,” all promotional and advertising costs given in the form of cash or credit as consideration to customers are classified as a reduction in net sales and certain promotional and advertising costs given in the form of additional merchandise as consideration to customers are classified as cost of goods sold.

(2) Trade Receivables

Trade receivables consist of the following at December 31, 2003 and 2002:

	2003	2002
Trade receivables	$10,765	$9,195
Allowance for doubtful accounts	(332)	(662)

	$10,433	$8,533

(3) Inventories

Inventories consist of the following at December 31, 2003 and 2002:

	2003	2002
Finished goods	$4,544	$3,545
Component Parts	3,514	5,582

	$8,058	$9,127

At December 31, 2003 and 2002, inventories included $504,000 and $373,000 of consigned inventory, respectively.

During the fourth quarter of 2002, the Company adjusted the carrying value of the finished goods and component part inventories to its net realizable value. The impact of the adjustment reduced inventory and increased cost of goods sold for the three months and year ended December 31, 2002 by $620,000.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Tables in thousands, except share and per share amounts)

(4) Property and Equipment, net

Property and equipment consist of the following at December 31, 2003 and 2002:

	2003	2002
Equipment	$1,711	$952
Computers and software	8,635	9,145
Furniture and fixtures	629	687
Leaseholds	181	192
Accumulated depreciation and amortization	(10,241)	(9,039)

	$915	$1,937

(5) Other Assets, net

Other assets, net, consist of the following at December 31, 2003 and 2002:

	2003	2002
Deposits	41	137
Other	8	5

	$49	$142

(6) Accrued Expenses

Accrued expenses consist of the following at December 31, 2003 and 2002:

	2003	2002
Payroll and commissions	$1,150	$965
Royalties	—	26
Advertising	49	322
Product warranty expense and sales returns	1,015	566
Professional services	60	149
Settlement costs	1,210	1,004
Restructuring costs	71	465
Deferred revenue	808	682
Other	1,662	1,147

	$6,025	$5,326

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Tables in thousands, except share and per share amounts)

(7) Restructuring

During 2002, the Company executed an operational restructuring plan, which resulted in the closure of the Adams Golf UK, Limited wholly owned subsidiary. The operational restructuring plan resulted in a restructuring charge of $850,000 for severance, a write off of goodwill and other related exit costs. Restructuring expense for 2003 resulted in a benefit due to the release of liability from our previously recorded building lease for the Adams Golf, UK subsidiary. Approximately $71,000 remains in accrued expenses associated with the operational restructuring. The Company continues to sell its products in the UK through a third party distributor.

During 2001, the Company executed an operational restructuring plan, which reduced its employee staff by 55 exempt positions primarily associated with the conversion of its sales staff to independent (non-employee) sales representatives and 76 non-exempt positions associated with the outsourcing of the Company’s golf club assembly process. The operational restructuring plan resulted in severance related costs of approximately $1,036,000, of which all has been paid as of December 31, 2003.

(8) Professional Services Agreement and Settlement Expense

In May 1998, Adams Golf, Ltd. entered into an agreement with Nicholas A. Faldo. The agreement provided that Mr. Faldo provide a variety of services to Adams Golf including endorsement and use of certain of Adams Golf Ltd.‘s products. On November 6, 2000, Adams Golf announced that Mr. Faldo was in material breach of his contract for failure to use certain of the Company’s products. From March 31, 2000 through November 6, 2000 (date declared in material breach), the Company ceased making royalty payments under the professional services agreement during which time the Company corresponded with Mr. Faldo in an attempt to cure performance deficiencies. On August 25, 2001, an agreement was reached with Mr. Faldo in settlement of the dispute regarding provisions of his prior professional services agreement with Adams Golf. The terms of settlement are such that Mr. Faldo received $0.5 million upon execution and $0.5 million on July 15, 2002. In addition, Mr. Faldo was to receive and a series of annual installments for the years 2003 through 2011 aggregating to $2.0 million. As a result, the Company established a liability representing the present value of the future obligation, which approximated $2,673,000, utilizing the Company’s incremental borrowing rate of 6.04%. In addition, Mr. Faldo is entitled to receive up to an additional $2.0 million contingent on the Company reaching certain future financial performance thresholds. In accordance with the terms of the settlement, Mr. Faldo waived all future rights to accrued and unpaid royalties of $1.1 million associated with his prior professional services agreement with the Company. Therefore, $1,579,000 of settlement expense was incurred during the year ended December 31, 2001. At December 31, 2003, approximately $1,210,000 and $529,000 still remains in accrued expenses and non-current liabilities, respectively, in the accompanying consolidated balance sheet for the present value of the future payments on the settlement contract. The Company owed at December 31, 2003 a $100,000 payment to Mr. Faldo based on the terms listed above. However, according to the terms of Mr. Faldo’s contract, he must play a specified number of sanctioned events on the PGA and keep his PGA credentials. Since Mr. Faldo has failed to meet the contract requirements, the payment was not made at December 31, 2003.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Tables in thousands, except share and per share amounts)

(9) Commitments and Contingencies

The Company is obligated under certain noncancellable operating leases for assembly, warehouse and office space. A summary of the minimum rental commitments under noncancellable leases is as follows:

Years ending December 31,
2004	293
2005	441
2006	441
2007	448
2008	228

$1,851

Rent expense was approximately $515,000, $682,000 and $846,000 for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, the building lease was renegotiated with a new term of 2003 through 2008.

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company’s initial public offering (“IPO”) in the United States District Court of the District of Delaware. The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company’s IPO. In particular, the complaints alleged that the Company’s prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas. Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company’s products (gray market sales) threatened the Company’s long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company’s sales. On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed. The plaintiffs were seeking unspecified amounts of compensatory damages, interests and costs, including legal fees. On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint citing that the plaintiffs failed to plead any facts supporting their claim that the Company or its officers and directors violated the federal securities laws. On January 14, 2002, the plaintiffs filed a motion to alter or amend the Judgment of Dismissal. In the motion, plaintiffs alleged that, if given another opportunity, they would amend the original Complaint to state actionable claims. The motion was denied on August 27, 2003. The plaintiffs filed a notice of appeal on September 25, 2003 and in the early part of 2004 opening briefs and Appellant’s reply briefs were submitted to the Court of Appeals.

The Company maintains directors’ and officers’ and corporate liability insurance to cover certain risks associated with these securities claims filed against the Company or its directors and officers.

At this time it is not possible to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, that the Company might incur in connection with the action. The Company is also not able to estimate the amount, if any, of reimbursements that it would receive from insurance policies should damages with respect to the above actions be incurred.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Tables in thousands, except share and per share amounts)

(9) Commitments and Contingencies (continued)

From time to time, the Company is engaged in various other legal proceedings in the normal course of business. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, the Company, based on consultation with legal counsel, is of the opinion that there are no other matters pending or threatened which could have a material adverse effect on the Company’s financial condition, results of operations and/or liquidity.

(10) Retirement Plan

In February 1998, the Company adopted the Adams Golf, Ltd. 401(k) Retirement Plan (the “Plan”), which covers substantially all employees. The Company matches 50% of employee contributions up to a maximum of 6% of the employee’s compensation. For the years ended December 31, 2003, 2002 and 2001, the Company contributed approximately $90,000, $133,000 and $182,000, respectively, to the Plan.

(11) Liquidity

In February 2004, the Company terminated its revolving credit agreement with First Community Financial Corporation without any penalties or other fees. The credit agreement was no longer the most efficient source of working capital for the Company.

In February 2004, the Company entered into a revolving line of credit with Bank of Texas to provide up to $2.0 million in short term debt, which is limited to 75% of the eligible accounts receivable and 10% of eligible inventory (the inventory coverage is applicable only in the months of December, January and February). The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and interest coverage ratio. Interest on outstanding balances accrues at prime less one half percent and is due quarterly. Prime interest rate at February 25, 2004 was 4%. As of February 25, 2004, the Company does not have an outstanding loan against the credit facility.

The Company however, still extends rights to Tom Watson in which he has secondary rights to the Company’s assets up to $1.0 million, only to the extent that any credit facility borrowings have been satisfied.

The Company’s anticipated sources of liquidity over the next twelve months are expected to be cash reserves, projected cash flows from operations, and available borrowings under its new credit facility. It is anticipated that operating cash flows and current cash reserves will also fund capital expenditure programs. These capital expenditure programs can be suspended or delayed at any time with minimal disruption to the Company’s operations if cash is needed in other areas of the Company’s operations. In addition, cash flows from operations and cash reserves will be used to support ongoing purchases of component parts for the Company’s current and future product lines. The Company anticipates that cash requirements to support current purchasing activities will continue at current levels, taking into consideration the seasonality of the industry and consumer acceptance of the Company’s products. The expected operating cash flow, current cash reserves and borrowings available under its new credit facility are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Tables in thousands, except share and per share amounts)

(11) Liquidity (continued)

Management believes that sufficient resources may be available to meet the Company’s cash requirements through the next twelve months. Cash requirements beyond twelve months are dependent on the Company’s ability to introduce products that gain market acceptance and to manage working capital requirements. The Company has introduced new products and has taken steps to increase the market acceptance of these and its other products. If the Company’s products fail to achieve appropriate levels of market acceptance, it is possible that the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings, possibly during the next twelve months. The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Company’s common stock. Nevertheless, given the current market price for the Company’s common stock and the state of the capital markets generally, the Company does not expect that it will be able to raise funds through the issuance of its capital stock in the foreseeable future. The Company may also find it difficult to secure additional debt financing. There can be no assurance that financing will be available when needed on terms favorable to the Company, or at all. Accordingly, it is possible that the only sources of funding are current cash reserves, projected cash flows from operations and up to $2.0 million of borrowings available under the new revolving credit facility.

If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities; or respond to competitive pressures, any of which could have a material adverse effect on the Company’s business, operating results, financial condition or liquidity.

(12) Income Taxes

Income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 consists of the following:

	2003	2002	2001
Federal-current	$3	$(196)	$508
State-current	114	38	74

	$117	$(158)	$582

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Tables in thousands, except share and per share amounts)

(12) Income Taxes (continued)

At December 31, 2002, the Company reported a federal income tax benefit as a result of a release of a tax accrual, which was partially offset by associated interest and penalty expense, related to the outcome of the IRS audit of tax periods 1997 through 1999.

Actual income tax expense differs from the “expected” income tax expense (benefit) (computed by applying the U.S. federal corporate tax rate of 35% to income (loss) before income taxes) for the years ended December 31, 2003, 2002 and 2001 as follows:

	2003	2002	2001
Computed "expected" tax benefit	$702	$(3,192)	$(4,489)
State income taxes, net of federal tax expense/(benefit)	20	(91)	(128)
Change in valuation allowance for deferred tax assets	(748)	3,259	4,325
Other	143	(134)	874

	$117	$(158)	$582

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002
Deferred tax assets:
Allowance for doubtful accounts receivable	$120	$238
Product warranty and sales returns	366	204
Other reserves	487	483
Settlement reserve	626	614
263A adjustment	113	223
Research and development tax credit carryforwards	306	306
Net operating loss carryforwards	18,808	19,517

Total deferred tax assets	20,826	21,585
Valuation allowance	(20,472)	(21,219)

Net deferred tax assets	354	366

Deferred tax liabilities:
Property and equipment	75	107
Other	279	259

Total gross deferred tax liabilities	354	366

Net deferred taxes assets	$—	$—

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

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

At December 31, 2003, the Company cannot determine based on a weighing of objective evidence that it is more likely than not that the remaining net deferred tax assets will be realized. As a result, as of December 31, 2003, the Company has established a valuation allowance for the deferred tax assets in excess of existing taxable temporary differences. The net change in the valuation allowance for the years ended December 31, 2003 and 2002 was a reduction of $748,000 and an increase of $3,259,000, respectively.

At December 31, 2003, the Company has net operating loss carryforwards for federal, foreign and state income tax purposes of approximately $52,245,000 and tax credit carryforwards of $306,000 which are available to offset future taxable income through 2021. The availability of approximately $785,000 of the net operating loss carryforwards to reduce future taxable income is limited to approximately $71,000 per year for the remaining life of the net operating losses, as a result of a change in ownership.

(13) Stockholders’ Equity

(a) Employee Stock Option Plans

In April 1996, the Company adopted the 1996 Stock Option Incentive Plan (the “1996 Stock Option Plan”), pursuant to which stock options covering an aggregate of 800,000 shares of the Company’s common stock may be granted. Options awarded under the 1996 Stock Option Plan (i) are generally granted at prices that equate to or are above fair market value on the date of grant; (ii) generally become exercisable over a period of one to four years; and (iii) generally expire ten years subsequent to award. Effective May 1, 2002, the 1996 stock option plan was terminated and the remaining 140,310 shares available for grant under this plan, including forfeitures, were transferred to the 2002 Equity Incentive plan.

In February 1998, the Company adopted the 1998 Stock Incentive Plan (the “1998 Stock Option Plan”), pursuant to which stock options covering an aggregate of 1,800,000 shares (of which 900,000 shares were utilized as a direct stock grant to Mr. Faldo) of the Company’s common stock may be granted. In May 2000, the Company’s shareholders approved a request to increase the aggregate number of shares in the 1998 Stock Option Plan to 2,700,000. Options awarded under the Plan (i) generally become exercisable over a period of two to four years and (ii) generally expire five years subsequent to award. At December 31, 2002, 540,240 options had been granted at prices ranging from $0.75 to $5.50 of which 473,000 were made with exercise prices equal to the fair market value of the Company’s stock at the date of grant. The 1998 grants were granted with exercise prices that were less than the fair market values of the Company’s stock at $2.50 per share at the date of grant. Accordingly, the Company has recorded deferred compensation of approximately $13,000 and $90,000, net of amounts amortized and forfeited, at December 31, 2002 and 2001, respectively associated with these grants. The deferred compensation is being amortized to expense over the vesting periods of the options. Effective May 1, 2002, the 1998 stock option plan was terminated and the remaining 1,258,971 shares available for grant under this plan, including forfeitures, were transferred to the 2002 Equity Incentive plan.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Tables in thousands, except share and per share amounts)

(13) Stockholders’ Equity (continued)

In May 1999, the shareholders of the Company adopted the 1999 Non-Employee Director Plan of Adams Golf, Inc. (the “Director Plan”) which allows for 200,000 shares of the Company’s stock to be issued to non-employee directors. At December 31, 2001, 90,000 options had been granted to various board members at exercise prices ranging from $0.63 to $4.75, which equaled the fair market value of the Company’s common stock on the date of grant. These options vest equally on each of the first four anniversary dates from the date of grant and expire five years from the date of grant. Effective May 1, 2002, the 1999 stock option plan was terminated and the remaining 110,000 shares available for grant under this plan, including forfeitures, were transferred to the 2002 Equity Incentive plan.

In November 1999, the Company adopted the 1999 Stock Option Plan for Outside Consultants (the “Consultant Plan”). The Consultant Plan allows for the granting of up to 1,000,000 shares of the Company’s common stock. At December 31, 2001, 355,800 options had been granted with exercise prices ranging from $0.38 to $2.27 per share at the date of grant. The vesting period varies from two to four years with options vesting equally on each of the anniversary dates from the date of grant and expire five years from the date of grant. Effective May 1, 2002, the 1999 stock option plan was terminated and the remaining 644,200 shares available for grant under this plan, including forfeitures, were transferred to the 2002 Equity Incentive plan.

In May 2002, the Company adopted the 2002 Equity Incentive Plan for employees, outside directors and consultants. The plan allows for the granting of up to 2,500,000 shares of the Company’s common stock at the inception of the plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this plan, and additional shares as defined in the plan. On May 1, 2002, the four predecessor plans described above were terminated and a total of 2,153,481 shares available for issuance under these predecessor plans were transferred to the Equity Incentive Plan. In addition, the plan automatically increases 1,000,000 shares available for granting on January 1 of each subsequent year for years 2003 through 2008. At December 31, 2003, 3,257,147 options had been granted with exercise prices at $0.01 per share at the date of grant. The vesting periods vary from six months to four years and expire ten years from the date of grant. At December 31, 2003, 2,231,334 shares remain available for grant, including forfeitures.

The following is a summary of stock options outstanding as of December 31, 2003:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining contractual life	Weighted average exercise price per share	Options Exercisable	Weighted Average Vested Exercise price per share
$0.01 - $0.75	3,663,147	3.41 years	$ 0.06	1,972,282	$ 0.04
$1.06 - $2.50	603,040	0.94 years	1.85	526,790	1.91
$3.81 - $5.50	142,000	0.04 years	4.93	142,000	4.93

	4,408,187	2.73 years	$ 0.46	2,641,072	$ 0.68

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Tables in thousands, except share and per share amounts)

(13) Stockholders’ Equity (continued)

The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $0.12, $0.14 and $0.50, respectively, on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: Risk free interest rate, 6%; expected life, 5 years; expected dividend yield, 0%; volatility, 7.6%, 7.3% and 6.5% in 2002, 2001 and 2000, respectively.

Operating expenses included in the consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001 include total compensation expense associated with stock options and warrants of $452,000, $732,000 and $184,000, respectively, inclusive of compensation expense recorded under the provisions of SFAS No.123 of $0, $13,000 and $90,000, respectively, for each of the years indicated.

A summary of stock option activity follows:

	Number of Shares	Weighted Average Exercise price
Options outstanding at December 31, 2000	1,502,297	2.41
Options granted	688,000	0.72
Options forfeited	(592,627)	1.63

Options outstanding at December 31, 2001	1,597,670	1.95
Options granted	2,243,140	0.01
Options forfeited	(611,630)	1.65

Options outstanding at December 31, 2002	3,229,180	$ 0.63
Options granted	1,316,007	0.05
Options forfeited (exercised)	(137,000)	0.37

Options outstanding at December 31, 2003	4,408,187	$ 0.46

(b) Warrants

In March 2000, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $1.69 per share for certain advertising services provided by non-employees. These warrants are immediately exercisable and will expire on the fifth anniversary of the date of grant. The Company accounts for the warrants under SFAS No. 123. Expense for these warrants for the years ended December 31, 2003 and 2002 was not material.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Tables in thousands, except share and per share amounts)

(13) Stockholders’ Equity (continued)

(c) Common Stock Repurchase Program

In October 1998, the Board of Directors approved a plan whereby the Company is authorized to repurchase from time to time on the open market up to 2,000,000 shares of its common stock. At December 31, 1998, the Company had repurchased 657,500 shares of common stock at an average price per share of $4.77 for a total cost of approximately $3,136,000. The repurchased shares are held in treasury. No shares were repurchased during the years ended December 31, 2003, 2002 or 2001.

(14) Segment Information

The Company generates substantially all revenues from the design, marketing and distribution of premium quality, technologically innovative golf clubs. The Company’s products are distributed in both domestic and international markets. Net sales by customer domicile for these markets consisted of the following for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
United States (1)	$44,538	$30,995	$38,455
Rest of world (1)	6,341	6,922	9,200

	$50,879	$37,917	$47,655

(1) Reflects reclassification of promotional and advertising costs (see Note 1(t))

The following table sets forth net sales by product class for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Fairway Woods (1)	$17,315	$17,998	$22,120
Drivers (1)	10,992	9,941	12,113
Irons(1)	20,319	7,516	12,089
Wedges and Other (1)	2,253	2,462	1,333

Total	$50,879	$37,917	$47,655

(1) Reflects reclassification of promotional and advertising costs (see Note 1(t))

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Tables in thousands, except share and per share amounts)

(15) Quarterly Financial Results (unaudited)

Quarterly financial results for the years ended December 31, 2003 and 2002 are as follows:

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$15,744	$17,581	$9,634	$7,920

Gross profit	$7,741	$8,112	$4,199	$3,568

Net income (loss)	$1,842	$1,496	$(343)	$(992)

Income (loss) per share - basic and diluted	$0.08	$0.07	$(0.02)	$(0.04)

	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$12,417	$11,262	$7,003	$7,235

Gross profit (1)	$6,066	$3,500	$8	$2,019

Net income (loss)	$611	$(1,962)	$(4,323)	$(3,251)

Income (loss) per share - basic and diluted (2)	$0.03	$(0.09)	$(0.19)	$(0.15)

(1)	The fourth quarter includes an adjustment of inventories to net realizable value which reduced gross profit by $620,000 or $0.03 per share (see Note 3)

(2)	The fourth quarter includes approximately $850,000 or $0.04 per share associated with the closure of the Adams Golf UK subsidiary.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Tables in thousands, except share and per share amounts)

(16) Business and Credit Concentrations

The Company is currently dependent on eight customers, which collectively comprised approximately 24.9% of net revenues for the year ended December 31, 2003. Of these customers one customer individually represented greater than 5% of net revenues for the year ended December 31, 2003, and no customers represented greater than 10% of net revenues for the year ended December 31, 2003. For the year ended December 31, 2002, six customers comprised approximately 24.4% of net revenue, of which only one customer represented greater than 5% but less than 10%. For the year ended December 31, 2001, nine customers comprised approximately 28.5% of net revenue, of which only three customers represented greater than 5% but less than 10%. The loss of an individual or a combination of these customers would have a material adverse effect on consolidated revenues.

(17) Subsequent Events

(a) Line of Credit

In February 2004, the Company terminated its revolving credit agreement with First Community Financial Corporation without any penalties or other fees. The credit agreement was no longer the most efficient sources of working capital for the Company.

In February 2004, the Company entered into a revolving line of credit with Bank of Texas to provide up to $2.0 million in short term debt, which is limited to 75% of the eligible accounts receivable and 10% of eligible inventory (the inventory coverage is applicable only in the months of December, January and February). The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and interest coverage ratio. Interest on outstanding balances accrues at prime less one half percent and is due quarterly. Prime interest rate at February 25, 2004 was 4%. As of February 25, 2004, the Company does not have an outstanding loan against the credit facility.

The Company however, still extends rights to Tom Watson in which he has secondary rights to the Company’s assets up to $1.0 million, only to the extent that any credit facility borrowings have been satisfied.

(b) Election of Board Member

On February 10, 2004, Mr. Robert D. Rogers was elected to the Adams Golf Board to fill the position previously held by Mr. MacNally and will also serve on the Company’s Audit Committee. A resident of Dallas, Texas, Mr. Rogers has been President and CEO of Texas Industries, Inc. since 1970. In 2002, Mr. Rogers was inducted into the Texas Business Hall of Fame. From 1984 to 1986 he was Chairman of the Federal Reserve Bank of Dallas and currently serves on the Executive Board of Southern Methodist University’s Cox School of Business where he is also an adjunct professor. Mr. Rogers holds a B.A. in Economics from Yale University and an M.B.A. from Harvard University.

Schedule II

ADAMS GOLF, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended December 31, 2003, 2002 and 2001

(Table in thousands)

Description	Balance at Beginning of period	Charged to cost and expenses	Charged to Other accounts	Deductions(1)	Balance at end of period

Allowance for doubtful accounts:
Year ended December 31, 2003	$ 662	772		1,102	$ 332
Year ended December 31, 2002	$ 775	626		739	$ 662
Year ended December 31, 2001	$1,531	613		1,369	$ 775

Product warranty and sales returns:
Year ended December 31, 2003	$ 566	415		(34)	$1,015
Year ended December 31, 2002	$ 801	106		341	$ 566
Year ended December 31, 2001	$ 535	1,461		1,195	$ 801

Inventory obsolescence (2):
Year ended December 31, 2003	$ 726	—		261	$ 465
Year ended December 31, 2002	$ 252	620		146	$ 726
Year ended December 31, 2001	$2,530	—		2,278	$ 252

(1)	Represents uncollectible accounts charged against the allowance for doubtful accounts, actual costs incurred for warranty repairs and sales returns and inventory items deemed obsolete charged against the inventory obsolescence reserve.

(2)	For the year ended December 31, 2002, costs charged to expenses includes $620,000 of expense associated with the write-down of certain inventories to net realizable value.

S-1