Form 10-Q
period 2004-03-31
ADAMS GOLF INC
filed 2004-05-03
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,502,071 on April 30, 2004.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL STATEMENTS	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		March 31, 2004 (unaudited) and December 31, 2003	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three months ended March 31, 2004 and 2003	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Three months ended March 31, 2004	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Three months ended March 31, 2004 and 2003	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-26

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4.	Controls and Procedures	26

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	27

	Item 2.	Changes in Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	N/A

	Item 5.	Other Information	N/A

	Item 6.	Exhibits and Reports on Form 8-K	27

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	March 31, 2004	December 31, 2003
	(unaudited)
Current assets:
Cash and cash equivalents	$ 7,340	$ 10,135
Trade receivables, net of allowance for doubtful accounts of $523 (unaudited) and $332 in 2004 and 2003, respectively	18,445	10,433
Inventories	11,222	8,058
Prepaid expenses	805	458
Other current assets	117	6
Total current assets	37,929	29,090

Property and equipment, net	766	915
Other assets, net	51	49
	$ 38,746	$ 30,054

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	6,215	1,192
Accrued expenses	7,087	6,025
Total current liabilities	13,302	7,217
Other non-current liabilities	586	609
Total liabilities	13,888	7,826

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 23,159,571 and 23,157,571 shares issued and 22,502,071 and 22,480,071shares outstanding in 2004 and 2003, respectively	23	23
Additional paid-in capital	87,759	87,535
Deferred compensation	(433)	(373)
Accumulated other comprehensive loss	(403)	(356)
Accumulated deficit	(58,952)	(61,465)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)
Total stockholders' equity	24,858	22,228

Contingencies (note 12)
	$ 38,746	$ 30,054

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended
	March 31,

	2004	2003

Net sales	$ 17,798	$ 15,744
Cost of goods sold	8,062	8,003
Gross profit	9,736	7,741

Operating expenses:
Research and development expenses	456	421
Selling and marketing expenses	4,692	3,926
General and administrative expenses:
Provision for bad debts	489	161
Other	1,536	1,344
Total operating expenses	7,173	5,852
Operating income	2,563	1,889

Other income (expense):
Interest income (expense), net	(15)	(10)
Other income (expense), net	14	43
Income before income taxes	2,562	1,922
Income tax expense	49	80
Net income	$ 2,513	$ 1,842

Net income per common share - basic	$ 0.11	$ 0.08
- diluted	$ 0.10	$ 0.08

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Three Months Ended March 31, 2004
(unaudited)
	Shares of		Additional		Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Deferred	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Compensation	Loss	Deficit	Income	Stock	Equity

Balance, December 31, 2003	23,137,571	$ 23	$ 87,535	$ (373)	$ (356)	$ (61,465)		$ (3,136)	$ 22,228
Comprehensive income:
Net income	--	--	--	--	--	2,513	$ 2,513	--	2,513
Other comprehensive income, net of tax:
Foreign currency translation	--	--	--	--	(47)	--	(47)	--	(47)
Comprehensive income	--	--	--	--	--	--	$ 2,466	--	--
Stock options exercised	22,000	--	8	--	--	--		--	8
Issuance of stock options	--	--	216	(216)	--	--		--	--
Amortization of deferred compensation	--	--	--	156	--	--		--	156
Balance, March 31, 2004	23,159,571	$ 23	$ 87,759	$ (433)	$ (403)	$ (58,952)		$ (3,136)	$ 24,858

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended
	March 31,

	2004	2003
Cash flows from operating activities:
Net income	$ 2,513	$ 1,842
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangible assets	173	390
Amortization of deferred compensation	156	167
Provision for doubtful accounts	489	161
Changes in assets and liabilities:
Trade receivables	(8,502)	(7,697)
Inventories	(3,164)	(797)
Prepaid expenses	(347)	159
Income tax receivable	--	9
Other current assets	(109)	73
Other assets	(3)	--
Accounts payable	5,023	1,517
Accrued expenses	1,072	839
Other non-current liabilities	--	(90)
Net cash used in operating activities	(2,699)	(3,427)

Cash flows from investing activities:
Purchases of equipment	(17)	(59)
Net cash used in investing activities	(17)	(59)

Cash flows from financing activities:
Principal payments under capital lease obligation	(32)	(2)
Exercise of Options	8	--
Short-term borrowings, net	--	500
Debt financing costs	(8)	(24)
Net cash provided by (used in) financing activities	(32)	474

Effects of exchange rate changes on cash and cash equivalents	(47)	148
Net decrease in cash and cash equivalents	(2,795)	(2,864)
Cash and cash equivalents at beginning of period	10,135	5,611
Cash and cash equivalents at end of period	$ 7,340	$ 2,747

Supplemental disclosure of cash flow information
Interest paid	$ 8	$ 6
Income taxes paid	$ 49	$ 71

Supplemental disclosure of non-cash investing and financing activities - Equipment financed with capital lease	$ --	$ 31

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company" or "Adams Golf") for the three month period ended March 31, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").   The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's 2003 Annual Report on Form 10-K filed with the SEC on March 8, 2004.

Founded in 1987, Adams Golf, Inc. initially operated as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation.  Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the Ovation Fairway woods, Redline drivers and fairway woods, the Tight Lies family of fairway woods and drivers, the Adams Golf Idea, A1 and A1 Pro Irons and Idea i-Woods, the Tight Lies GT irons and i-Woods, the Tom Watson signature series of wedges, the GT Spec Putters and certain accessories. The Company was incorporated in 1987 and re-domiciled in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries, agencies, and distributorships.

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):
	March 31,	December 31,
	2004	2003
	(unaudited)
Finished goods	$ 7,233	$ 4,544
Component parts	3,989	3,514
Total Inventory	$ 11,222	$ 8,058

3.   Short-term Borrowings

During the first quarter of 2003, the Company entered into a revolving credit agreement with First Community Financial Corporation to provide up to $1.0 million in short-term debt.  The Company elected to draw $0.5 million of the credit facility to facilitate component purchases and working capital requirements.  The balance has since been repaid and the Company entered into a new revolving line of credit for the term of one year with Bank of Texas to provide up to $2.0 million in a short term credit facility, which is limited to 75% of the eligible accounts receivable and 10% of eligible inventory (the inventory coverage is applicable only in the months of December, January and February).  The line of credit is collateralized by all assets of the Company and requires the Company, among other things, to maintain certain financial performance levels relative to net worth and interest coverage ratio.  Interest on the outstanding balances accrues at prime less one half percent and is due quarterly.  Prime interest rate at April 30, 2004 was 4%.  As of April 30, 2004, the Company did not have an outstanding balance under the credit facility.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   Accrued Expenses

Accrued Expenses consisted of the following on the dates indicated (in thousands):
	March 31,	December 31,
	2004	2003
	(unaudited)
Payroll and commissions	$ 851	$ 1,150
Advertising	1,018	49
Product warranty expense and sales returns	761	1,015
Professional services	37	60
Restructuring costs	71	71
Faldo settlement costs	1,218	1,210
Deferred revenue	1,449	808
Other	1,682	1,662
Total Accrued Liabilities	$ 7,087	$ 6,025

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

On August 25, 2001, an agreement was reached with Mr. Faldo in settlement of the dispute regarding provisions of his prior professional services agreement with Adams Golf.  Pursuant to the terms of settlement Mr. Faldo received $0.5 million upon execution and $0.5 million on July 15, 2002.  In addition, provided Mr. Faldo satisfied certain terms and conditions, he was to receive a series of annual installments for the years 2003 through 2011 aggregating to $2.0 million.  At March 31, 2004, approximately $1,218,000 and $529,000 still remains in accrued expenses and non-current liabilities, respectively, in the accompanying consolidated balance sheet for the present value of the future payments on the settlement contract.  At December 31, 2003 a $100,000 payment to was due to Mr. Faldo based on the terms listed above.  However, according to the terms of Mr. Faldo's contract, he must play a specified number of sanctioned events on the PGA and keep his PGA credentials.   Because Mr. Faldo has failed to meet the contract requirements, the Company did not make a payment at December 31, 2003, nor has the Company made the payment as of the date of this report.

5.   Income per Common Share

The weighted average common shares used for determining basic and diluted income per common share were 22,502,071 and 25,929,320, respectively, for the three months ended March 31, 2004 and 22,480,071 and 23,875,124, respectively, for the three months ended March 31, 2003.  The effect of all warrants and options to purchase shares of the Company's common stock for the three months ended March 31, 2004 resulted in additional dilutive shares of 3,427,249.  For this period, approximately 1,333,730 options and 100,000 warrants were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.  The effect of all warrants and options to purchase shares of the Company's common stock for the three months ended March 31, 2003 resulted in additional dilutive shares of 1,395,053.  For this period, approximately 1,625,730 options and 100,000 warrants were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   Geographic Segment and Data

The Company generates substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  The Company's products are distributed in both domestic and international markets.  Net sales by customer for these markets consisted of the following on the periods indicated (in thousands):
	Three Months Ended March 31,
	2004	2003
	(unaudited)
United States	$ 15,706	$ 13,890
Rest of World	2,092	1,854
Total Net Revenue	$ 17,798	$ 15,744

7.   Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion of all of the deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through 2002 will be realized.  Accordingly, the Company has recognized a valuation allowance equal to the entire deferred income tax asset.  Although the Company has carryforwards due to historical losses, current tax law for calculating Alternative Minimum Tax allows the Company to use carryforwards only up to 90% of annual liability.  Thus, if current AMT tax law remains unchanged, the Company could in future periods owe a portion of taxes resulting from 10% of the assessed AMT tax liability.

8.   Comprehensive Income

Comprehensive income for the three months ended March 31, 2004 was approximately $2.5 million.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock Compensation

At March 31, 2004, the Company had one stock-based compensation plan that replaced four predecessor plans.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Under this method (the intrinsic method), compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price of the option.  The Company has elected to continue to apply the intrinsic method of accounting for employee stock option grants and has adopted the SFAS No.148 disclosure requirements.  Non-Employee option grants are accounted for using the fair-value based method.   The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock Based Compensation, to stock-based employee compensation for the three months ended March 31, 2004 and 2003 (in thousands, except for per share amounts):
	2004	2003

Net income:
As reported	$ 2,513	$ 1,842
Add: Stock-based compensation expenses included in reported net income, net of related tax effects	156	167
Deduct: Total stock-based compensation expense determined under the fair value method	(174)	(172)
Pro forma	$ 2,495	$ 1,837
	=======	=======
Basic income per common share:
As reported	$ 0.11	$ 0.08
Pro forma	0.11	0.08
Diluted income per common share:
As reported	$ 0.10	$ 0.08
Pro forma	0.10	0.08

10.   New Accounting Pronouncements

There have been no new material accounting pronouncements that are applicable to the Company's business for this period.

11.   Liquidity

In February 2004, the Company terminated its revolving credit agreement with First Community Financial Corporation without any penalties or other fees.  The credit agreement was no longer the most efficient source of working capital for the Company.

In February 2004, the Company entered into a revolving line of credit with Bank of Texas to provide up to $2.0 million in a short term credit facility, which is limited to 75% of the eligible accounts receivable and 10% of eligible inventory (the inventory coverage is applicable only in the months of December, January and February).  The line of credit is collateralized by all assets of the Company and requires the Company, among other things, to maintain certain financial performance levels relative to net worth and interest coverage ratio.  Interest on the outstanding balances accrues at prime less one half percent and is due quarterly.  Prime interest rate at April 30, 2004 was 4%.  As of April 30, 2004, the Company did not have an outstanding balance under the credit facility.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   Liquidity (continued)

The Company's anticipated sources of liquidity over the next twelve months are expected cash reserves, projected cash flow from operations, and available borrowings under the Company's revolving credit facility.  The adequacy of these available sources are dependent upon, among other things, consumer acceptance of the Company's products, the Company's ability to manage working capital requirements, changes in the current economic environment, and changes in the competitive landscape of the golf industry.  These and other factors within and outside the Company's control could impact the Company's anticipated sources of liquidity, including, specifically, the projected amount of cash to be generated from operations in future periods.  Management believes, however, that these sources of liquidity resulting from cash reserves and projected cash flows from operations should provide cash resources sufficient to meet the Company's requirements through the next twelve months.  Should the Company at some point in the future require additional financing, no assurance can be given that any additional financing would be available on acceptable terms, or at all.  Should the Company be unable to obtain additional financing, it may be required to further reduce costs associated with its current infrastructure, decrease spending on marketing and advertising campaigns, curtail component part purchasing and research and development programs and/or halt all other discretionary spending programs, any of which could reduce sales and adversely affect the Company's liquidity and operations.

It is anticipated that operating cash flows and current cash reserves should also fund capital expenditure programs.   These capital expenditure programs can be suspended or delayed at any time with minimal disruption to the Company's operations if cash is needed in other areas of the Company's operations.  In addition, cash flows from operations and cash reserves may be used to support ongoing purchases of component parts for the Company's current and future product lines.  The expected operating cash flow, current cash reserves and borrowings available under its new credit facility are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the golf industry.

Management believes that sufficient resources may be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products that gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken steps to increase the market acceptance of these and its other products.   If the Company's products fail to achieve appropriate levels of market acceptance, it is possible that the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings, possibly during the next twelve months.  The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price for the Company's common stock and the state of the capital markets generally, the Company does not expect that it will be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing. There can be no assurance that financing will be available when needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the Company's only sources of funding are expected current cash reserves, projected cash flows from operations and up to $2.0 million of borrowings available under the new revolving credit facility, which has a term of one year ending in Feb 2005.

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

12.   Contingencies

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints alleged that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) threatened the Company's long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint citing that the plaintiffs failed to plead any facts supporting their claim that the Company or its officers and directors violated the federal securities laws.  On January 14, 2002, the plaintiffs filed a motion to alter or amend the Judgment of Dismissal.  In the motion, plaintiffs alleged that, if given another opportunity, they would amend the original Complaint to state actionable claims.  The motion was denied on August 27, 2003.  The plaintiffs filed a notice of appeal on September 25, 2003 and in the early part of 2004 opening briefs and Appellant's reply briefs were submitted to the Court of Appeals.

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

From time to time, the Company is engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.  However, based on consultation with legal counsel, the Company believes that there are no matters pending or threatened which could have a material adverse effect on the Company's financial condition, results of operations and/or liquidity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K.

Forward Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  The statements include, but are not limited to: statements concerning the potential benefits to be achieved from our internal restructurings, statements regarding liquidity and our ability to increase revenues or achieve satisfactory operational performance, statements regarding our ability to satisfy our cash requirements and our ability to satisfy our capital needs, statements regarding our ability to satisfy our cash requirements during the next twelve months, statements regarding our ability to manufacture products commercially acceptable to consumers, statements using terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe".  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

          --Product development difficulties;
          --Assembly difficulties;
          --Product introductions;
          --Market demand and acceptance of products;
          --The impact of changing economic conditions;
          --The future market for our capital stock;
          --The modification of our marketing strategy
          --Our dependence on a limited number of customers;
          --Business conditions in the golf industry;
          --Reliance on third parties, including suppliers;
          --The impact of market peers and their respective products;
          --The actions of competitors, including pricing, advertising and product development risks concerning future technology; and
          --The impact of operational restructuring on operating results and liquidity and one-time events and other factors detailed in this report under "Business Risks"              below.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein.  Except as required by federal securities laws, Adams Golf undertakes no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Overview

Founded in 1987, Adams Golf, Inc. initially operated as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation.  Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the Ovation Fairway woods, Redline drivers and fairway woods, the Tight Lies family of fairway woods and drivers, the Adams Golf Idea, A1 and A1 Pro Irons and Idea i-Woods, the Tight Lies GT irons and i-Woods, the Tom Watson signature series of wedges, the GT Spec Putters and certain accessories. The Company was incorporated in 1987 and re-domiciled in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries, agencies, and distributorships.

The Company's net sales are primarily derived from sales to on- and off- course golf shops and sporting goods retailers and, to a lesser extent, international distributors and mass merchendisers.  No assurances can be given that demand for the Company's current products or the introduction of new products will allow the Company to achieve historical levels of sales in the future.

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

The Company has put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure quality of components.  The Company is continually re-evaluating existing vendors while testing potential new vendors for all the various product lines offered by the Company.  At any time, the Company may purchase a substantial majority of its volume of a specific component part from a single vendor, but the Company continually strives to maintain a primary and several secondary suppliers for each component part.  Substantially all of the Company's fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China and Taiwan.

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

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances.  Actual results may materially differ from these estimates under different assumptions or conditions.  On an on-going basis, the Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business.

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

   Impairment of Long-Lived Assets
The Company follows the guidance in SFAS 144 in reviewing long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the quarter ended March 31, 2004, there was no impairment of long-lived assets.

Key Performance Indicators

The Company's management team has defined and tracks performance against several key sales, operational and balance sheet performance indicators.  Key sales performance indicators include, but are not limited to:

          --Daily sales by product group
          --Daily sales by geography
          --Sales by customer channel
          --Gross margin performance

Tracking these sales performance indicators on a regular basis allows the Company to understand whether it is on target to achieve its internal sales plans.

Key operational performance indicators include, but are not limited to:

          --Product returns (dollars and percentage of sales)
          --Product credits (dollars and percentage of sales)
          --Units shipped per man-hour worked
          --Orders shipped on time
          --Expenses by department

Tracking these operational performance indicators on a regular basis allows the Company to understand whether it will achieve its expense targets and efficiently satisfy customer demand.

Key balance sheet performance indicators include, but are not limited to:

          --Days of sales outstanding
          --Days of inventory (at cost)
          --Days of payables outstanding

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
	Three Months Ended March 31,
	2004	2003
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	45.3	50.8
Gross profit	54.7	49.2
Operating expenses:
Research and development expenses	2.6	2.7
Sales and marketing expenses	26.4	24.9
General and administrative expenses:
Provision for bad debts	2.7	1.0
Other	8.6	8.5
Total operating expenses	40.3	37.1
Interest income (expense), net	(0.1)	(0.0)
Other income (expense). net	0.1	0.3
Income before income taxes	14.4	12.2
Income tax expense	0.3	0.5
Net income	14.1%	11.7%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total net sales increased 13.0% to $17.8 million for the three months ended March 31, 2004 from $15.7 million for the comparable period of 2003.  The increase is primarily attributable to the successful product introduction and customer acceptance of the Ovation fairway woods, which were introduced in the current quarter, and continued strong sales of the Adams Idea Irons that were introduced in the fall of 2002.

Net sales of drivers decreased to $3.3 million, or 18.5% of total net sales, for the three months ended March 31, 2004 from $3.7 million, or 23.7% of total net sales, for the comparable period of 2003.  A large portion of the driver net sales for the three month period ended March 31, 2004 was generated by the Redline driver product line (which was launched in the first quarter of 2003) and the Tight Lies GT driver product line.  Net sales of irons increased to $5.1 million, or 28.4% of total net sales, from $4.9 million, or 31.2% of total net sales, for the three month periods ended March 31, 2004 and 2003, respectively primarily generated from Idea irons sales.  Net sales of fairway woods increased to $7.6 million, or 42.4% of total net sales, from $6.1 million, or 38.9% of total net sales, for the three month periods ended March 31, 2004 and 2003, respectively.  The increase is primarily attributable to the recently introduced Ovation fairway woods partially offset by lower net sales of maturing product lines. For the three months ended March 31, 2004, five customers comprised approximately 26% of net sales while only two customers individually represented greater than 5% but less than 10% of total net sales.  No customers represented greater than 10% of net sales.  Should these customers or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.

Net sales of the Company's products outside the U.S. increased to $2.1 million, or 11.8% of total net sales, from $1.9 million, or 11.8% of total net sales, for the three months ended March 31, 2004 and 2003, respectively.

Cost of goods sold, as a percentage of total net sales, decreased to 45.3% for the three months ended March 31, 2004 from 50.8% for the comparable period of 2003.  The decrease as a percentage of total net sales is primarily due to changes in the product mix to products yielding higher gross margins.

Selling and marketing expenses, as a percentage of total net sales, increased to 26.4% from 24.9% for the three months ended March 31, 2004 and 2003, respectively.  Selling and marketing expenses were $4.7 million for the three months ended March 31, 2004, and $3.9 million for the comparable period in 2003.  The dollar increase is primarily the result of additional advertising costs largely related to the promotion of the new Ovation product line and continued support for the Adams Idea and Redline product lines coupled with increased commission expenses related to the increased sales volume.

General and administrative expenses, including provisions for bad debts, increased to $2.0 million for the three months ended March 31, 2004, from $1.5 million for the comparable period in 2003.  The increase in administrative related costs is primarily attributable to the Company's continued efforts to maintain adequate bad debt reserves.

Research and development expenses, primarily consisting of costs associated with development of new products, were $0.5 million for the three months ended March 31, 2004, compared to $0.4 million for the same period of 2003.

The Company's inventory balances were approximately $11.2 million and $8.1 million at March 31, 2004, and December 31, 2003, respectively.  The increase in inventory levels is a result of the seasonality of the business, as we bring in inventory adequate to meet customer demands for the first and second quarters.

The Company's accounts receivable balances were approximately $18.4 million and $10.4 million at March 31, 2004, and December 31, 2003, respectively.  The increase is primarily due to the overall increase in revenues of 13% coupled with the seasonality of the business, as a large portion of sales are generated in the first and second quarters of the year.

As a result, the Company reported a net income of $2.5 million for the three months ended March 31, 2004, compared to a net income of $1.8 million for the three months ended March 31, 2003.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $7.3 million at March 31, 2004 from $10.1 million at December 31, 2003.  The decrease is primarily due to cash used in operating activities of $2.7 million.  During the three months ended March 31, 2004, accounts receivable increased $8.5 million, due primarily to an increase in sales, and inventory increased $3.2 million.  These increases were partially offset by an increase in accrued expenses and accounts payable of $6.1 million primarily associated with the extension of payment terms with key vendors.

In February 2004, the Company terminated its revolving credit agreement with First Community Financial Corporation without any penalties or other fees.  The credit agreement was no longer the most efficient source of working capital for the Company.

In February 2004, the Company entered into a revolving line of credit with Bank of Texas to provide up to $2.0 million in a short term credit facility, which is limited to 75% of the eligible accounts receivable and 10% of eligible inventory (the inventory coverage is applicable only in the months of December, January and February).  The line of credit is collateralized by all assets of the Company and requires the Company, among other things, to maintain certain financial performance levels relative to net worth and interest coverage ratio.  Interest on the outstanding balances accrues at prime less one half percent and is due quarterly.  Prime interest rate at April 30, 2004 was 4%.  As of April 30, 2004, the Company did not have an outstanding balance under the credit facility.

Working capital increased at March 31, 2004 to $24.6 million compared to $21.9 million at December 31, 2003.   Approximately 49% of the Company's current assets are comprised of accounts receivable.  Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on the Company's relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote the Company's brand name and to assure adequate product availability, often to coincide with planned promotions or advertising campaigns.  Although a significant amount of the Company's sales are not affected by these terms, the extended terms do have a negative impact on the Company's financial position and liquidity.  The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company's financial condition.  The Company generates cash flow from operations primarily by collecting outstanding trade receivables.  Because the Company has limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, the Company would have a limited amount of funds available to further expand production until such time as the Company could collect a significant portion of the trade receivables.  If the Company's cash needs in the near term exceed the available cash and cash equivalents on hand, and the available borrowing under the credit facility, the Company would be required to obtain additional financing or limit expenditures to the extent of available cash on hand, all of which could significantly interfere with the Company's current growth plans and result in a material adverse effect on the Company's results of operations, financial condition and/or liquidity.

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

Management believes that sufficient resources may be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products that gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken steps to increase the market acceptance of these and its other products.  If the Company's products fail to achieve appropriate levels of market acceptance, it is possible that the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings, possibly during the next twelve months.  The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price of the Company's common stock and the state of the capital markets generally, the Company does not expect that it will be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing. There can be no assurance that financing will be available when needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the Company's only sources of funding are current cash reserves, projected cash flows from operations and up to $2.0 million of borrowings available under the new revolving credit facility, which has a term of one year ending in Feb 2005.

If adequate funds are not available or not available on acceptable terms, the Company may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities; or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results, financial condition or liquidity.

Business Risks

As indicated below, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  The Company's actual results may differ materially from the results discussed in the forward-looking statements.  Factors that may cause such a difference include, but are not limited to, those discussed in this section and elsewhere throughout this Form 10-Q.

Need for Additional Capital

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months, based upon, among other things, management's estimates regarding the collectability of outstanding accounts receivable, projected cash flow from operations and anticipated expenditures.  However, no assurances can be given that the Company will have sufficient cash resources beyond twelve months.  To the extent our cash requirements or assumptions change, the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings.  The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company would be reduced, stockholders may experience additional dilution, and/or such equity securities may have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price for the Company's common stock and the state of the capital markets generally, the Company does not expect that it would be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing.    There can be no assurance that financing will be available if needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the only sources of funding are current cash reserves, projected cash flows from operations and up to $2.0 million of borrowings available under the Company's revolving credit facility.

Future Market for Capital Stock

On May 22, 2003 the Company's securities were no longer eligible for listing with the Nasdaq Stock Market.  The Company's stock is now being traded using the OTC Bulletin Board (OTCBB).  The OTCBB is a regulated quotation service that displays real-time quotes, last-sales prices and volume information for eligible securities.

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

Dependence on New Product Introductions; Uncertain Consumer Acceptance

Although some of the Company's new product introductions have experienced market success, the Company's ultimate success depends, in large part, on its ability to successfully develop and introduce new products widely accepted in the marketplace.  Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection.  Certain products previously introduced by the Company have not met the level of consumer acceptance anticipated by management.  No assurance can be given that the Company's current or future products will be met with consumer acceptance.  Failure by the Company to timely identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company's continued success and viability.  Additionally, successful technologies, designs and product concepts are likely to be copied by competitors.  Accordingly, the Company's operating results could fluctuate as a result of the amount, timing, and market acceptance of new product introductions by the Company or its competitors.  The design of new golf clubs is also greatly influenced by the rules and interpretations of the USGA.  Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by the organization, the Company believes that it is critical for its future success that new clubs introduced by the Company comply with USGA standards.

Uncertainty Regarding Continuation of Profitability

While the Company generated income during the year ended December 31, 2003 and the three months ended March 31, 2004, it has not done so historically. There can be no assurance that the Company will be able to increase or maintain revenues or continue such profitability on a quarterly or annual basis in the future.  An inability to continue such improvements in the Company's financial performance could jeopardize the Company's ability to develop, enhance, and market products, retain qualified personnel, and take advantage of future opportunities or respond to competitive pressures.

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

The introduction of new products by the Company or its competitors can be expected to result in closeouts of existing inventories at both the wholesale and retail levels.  Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices.  As the new Ovation Fairway woods and Redline product line of fairway woods and drivers were introduced, older product lines such as the original Tight Lies and Tight Lies ST fairway woods and drivers experienced reductions in price at both wholesale and retail levels.

Dependence on Key Personnel and Endorsements

The Company's success depends to an extent upon the performance of its management team, which includes the Company's Chief Executive Officer and President, Oliver G. (Chip) Brewer, III, who participates in all aspects of the Company's operations, including product development and sales efforts.  The loss or unavailability of Mr. Brewer could adversely affect the Company's business and prospects.  In addition, Mr. Tim Reed joined the management team in 2001 in the capacity of Vice President of Research and Development.  Mr. Reed's inability to continue to develop innovative products could also adversely affect the Company's business.  With the exception of the Company's Chairman of the Board of Directors, B.H. (Barney) Adams, and Mr. Brewer, none of the Company's officers and employees are bound by employment agreements and the relations of such officers and employees are, therefore, at will.  The Company is in the process of establishing key-men life insurance policies on the lives of Mr. Brewer and Mr. Reed; however, there can be no assurance that the proceeds of these policies could adequately compensate the Company for the loss of their services.  In addition, there is strong competition for qualified personnel in the golf club industry, and the inability to continue to attract, retain and motivate other key personnel could adversely affect the Company's business, operating results or financial condition.

The Company believes that acceptance of its products by touring professionals is an important aspect of its marketing strategy and ultimately validates the products in the mind of the consumer.  The Company has entered into endorsement arrangements with certain members of the PGA Tour and the Champions PGA Tour, including Tom Watson, Larry Nelson and other notable players.  As is typical in the golf industry generally, the agreements with these professional golfers do not necessarily require that they use the Company's golf clubs at all times during the terms thereof, including, in certain circumstances, at times when the Company is required to make payments to them.  The failure of certain individuals to use the Company's products on one or more occasions has resulted in negative publicity involving the Company.  While the Company does not believe this publicity has resulted in any significant erosion in the net sales of the Company's products to date, no assurance can be given that the Company's business would not be adversely affected in a material way by further such publicity or by the failure of its known professional endorsers to carry and use the Company's products.

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

Source of Supply

The Company has put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure quality of components.  The Company is continually re-evaluating existing vendors while testing potential new vendors for all the various product lines offered by the Company.  At any time, the Company may purchase a substantial majority of its volume of a specific component part from a single vendor, but the Company continually strives to maintain a primary and several secondary suppliers for each component part.  Substantially all of the Company's fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in Taiwan and China.

The Company could, in the future, experience shortages of components or periods of increased price pressures, which could have a material adverse effect on the Company's business, results of operations, financial position and/or liquidity.  To date, the Company has not experienced any material interruptions in supply, including supply from any sole supplier.

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

Unauthorized Distribution and Counterfeit Clubs

Despite the Company's efforts to limit its distribution to selected retailers, some quantities of the Company's products have been found in unapproved outlets or distribution channels, including the common internet auction sites.  The existence of a "gray market" in the Company's products can undermine the sales of authorized retailers and foreign wholesale distributors who promote and support the Company's products and can injure the Company's image in the minds of its customers and consumers.  Adams Golf makes efforts to limit or deter unauthorized distribution of its products, but does not believe the unauthorized distribution of its products can be totally eliminated.  The Company does not believe that the unauthorized distribution of its clubs has had, or will have, a material adverse effect on the Company's results of operations, financial condition or competitive position, although there can be no assurance as to future results.

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

In addition to extended payment terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  The Company's inventory balances were approximately $8,058,000 and $9,127,000 at December 31, 2003 and December 31, 2002, respectively.

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

Anti-Takeover Provisions

The Company's Certificate of Incorporation and Amended and Restated Bylaws (the "Bylaws") contain, among other things, provisions establishing a classified Board of Directors, authorizing shares of preferred stock with respect to which the Board of Directors of the Company has the power to fix the rights, preferences, privileges and restrictions without any further vote or action by the stockholders, requiring that all stockholder action be taken at a stockholders' meeting and establishing certain advance notice requirements in order for stockholder proposals or director nominations to be considered at such meetings.  In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (the "DGCL").  In general this statute prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.  Such provision could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving the Company that some or a majority of the Company's stockholders might consider to be in its best interest, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price for the common stock.  The potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of the Company, may discourage bids for the common stock at a premium over the market price of the common stock and may adversely affect the market price of and voting and other rights of the holders of the common stock.  The Company has not issued and currently has no plans to issue shares of preferred stock.

Item 4.  Controls and Procedures

Within 90 days prior to the date of this report, the Company evaluated, under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.  Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.  In addition, it is the Company's policy to not participate in off-balance sheet transactions, including but not limited to special purpose entities.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints alleged that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) threatened the Company's long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint citing that the plaintiffs failed to plead any facts supporting their claim that the Company or its officers and directors violated the federal securities laws.  On January 14, 2002, the plaintiffs filed a motion to alter or amend the Judgment of Dismissal.  In the motion, plaintiffs alleged that, if given another opportunity, they would amend the original Complaint to state actionable claims.  The motion was denied on August 27, 2003.  The plaintiffs filed a notice of appeal on September 25, 2003 and in the early part of 2004 opening briefs and Appellant's reply briefs were submitted to the Court of Appeals.

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

From time to time, the Company is engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.  However, the Company, based on consultation with legal counsel, the Company believes that there are no matters pending or threatened which could have a material adverse effect on the Company's financial condition, results of operations and/or liquidity.

Item 6(a).  Exhibits

See exhibit index on pages 32-33.

Item 6(b).  Reports on Form 8-K

On March 22, 2004, the Company filed a Form 8-K stating that the Company has appointed KBA Group LLP to serve as the Company's independent auditors for fiscal year ending December 31, 2004.  The Company dismissed KPMG as its independent auditors.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ADAMS GOLF, INC.

Date: May 3, 2004	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President

Date: May 3, 2004	By: /S/ ERIC LOGAN
Eric Logan
Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2004	By: /S/ PAMELA J. HIGH
Pamela J. High
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 3.3	Amended and Restated Audit Committee charter	Incorporated by reference to Annex A of the 2004 Proxy Statement (Annex A)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Adams Golf Equity Incentive Plan	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 February 9, 2004 File # 333-112622 (Exhibit 4.7)

Exhibit 10.1	Agreement between the Registrant and Nick Faldo, dated April 22, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.1)

Exhibit 10.2	Commercial Lease Agreement dated December 5, 1997, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.3)

Exhibit 10.3	Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.4)

Exhibit 10.4	Amended Commercial Lease Agreement dated April 6, 1998 between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2000 Form 10-K (Exhibit 10.18)

Exhibit 10.5	Settlement Agreement between Adams Golf, Ltd. And Nicholas A. Faldo	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended September 30, 2001 (Exhibit 10.19)

Exhibit 10.6	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2001 Form 10-K (Exhibit 10.21)

Exhibit 10.7*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2001 Form 10-K (Exhibit 10.23)

Exhibit 10.8*	First Amendment to Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2002 Form 10-K (Exhibit 10.11)

Exhibit 10.9	Employment Agreement - Byron H. (Barney) Adams	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended June 30, 2003 (Exhibit 10.13)

Exhibit 10.10	Change of Control Agreement - Eric Logan	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Exhibit 10.14)

Exhibit 10.11	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003 (Exhibit 10.12)

Exhibit 10.12	Termination Letter - Accounts Receivable Security Agreement between Adams Golf, Ltd and First Community Financial Corporation	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003 (Exhibit 10.13)

Exhibit 10.13	Revolving line of Credit between Adams Golf, Inc and Bank of Texas	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003 (Exhibit 10.14)

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

___________________
*  Confidential