Form 10-Q
period 2004-06-30
ADAMS GOLF INC
filed 2004-08-02
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,564,571 on July 30, 2004.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL STATEMENTS	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		June 30, 2004 (unaudited) and December 31, 2003	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three and six months ended June 30, 2004 and 2003	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Six months ended June 30, 2004	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Six months ended June 30, 2004 and 2003	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4.	Controls and Procedures	27

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	28

	Item 2.	Changes in Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	29

	Item 5.	Other Information	N/A

	Item 6.	Exhibits and Reports on Form 8-K	29

		Signatures	30

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	June 30, 2004	December 31, 2003
	(unaudited)
Current assets:
Cash and cash equivalents	$ 8,310	$ 10,135
Trade receivables, net of allowance for doubtful accounts of $808 (unaudited) and $332 in 2004 and 2003, respectively	18,456	10,433
Inventories	11,385	8,058
Prepaid expenses	453	458
Other current assets	193	6
Total current assets	38,797	29,090

Property and equipment, net	765	915
Other assets, net	83	49
	$ 39,645	$ 30,054

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	4,409	1,192
Accrued expenses	7,645	6,025
Total current liabilities	12,054	7,217
Other non-current liabilities	577	609
Total liabilities	12,631	7,826

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 23,222,071 and 23,137,571 shares issued and 22,564,571 and 22,480,071shares outstanding in 2004 and 2003, respectively	23	23
Additional paid-in capital	87,760	87,535
Deferred compensation	(282)	(373)
Accumulated other comprehensive loss	(460)	(356)
Accumulated deficit	(56,891)	(61,465)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)
Total stockholders' equity	27,014	22,228

Contingencies (note 11)
	$ 39,645	$ 30,054

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net sales	$ 19,695	$ 17,580	$ 37,493	$ 33,325
Cost of goods sold	9,902	9,468	17,964	17,472
Gross profit	9,793	8,112	19,529	15,853

Operating expenses:
Research and development expenses	433	417	889	838
Selling and marketing expenses	5,368	4,524	10,060	8,450
General and administrative expenses:
Provision for bad debts	578	293	1,067	453
Other	1,372	1,436	2,908	2,781
Total operating expenses	7,751	6,670	14,924	12,522
Operating income	2,042	1,442	4,605	3,331

Other income (expense):
Interest income (expense), net	6	(22)	(8)	(32)
Other income, net	34	90	47	133
Income before income taxes	2,082	1,510	4,644	3,432
Income tax expense	21	14	70	95
Net income	$ 2,061	$ 1,496	$ 4,574	$ 3,337

Net income per common share - basic	$ 0.09	$ 0.07	$ 0.20	$ 0.15
- diluted	$ 0.08	$ 0.06	$ 0.18	$ 0.14

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Six Months Ended June 30, 2004
(unaudited)
	Shares of		Additional		Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Deferred	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Compensation	Loss	Deficit	Income	Stock	Equity

Balance, December 31, 2003	23,137,571	$ 23	$ 87,535	$ (373)	$ (356)	$ (61,465)		$ (3,136)	$ 22,228
Comprehensive income:
Net income	--	--	--	--	--	4,574	$ 4,574	--	4,574
Other comprehensive income, net of tax:
Foreign currency translation	--	--	--	--	(104)	--	(104)	--	(104)
Comprehensive income	--	--	--	--	--	--	$ 4,470	--	--
Stock options exercised	84,500	--	8	--	--	--		--	8
Issuance of stock options	--	--	217	(217)	--	--		--	--
Amortization of deferred compensation	--	--	--	308	--	--		--	308
Balance, June 30, 2004	23,222,071	$ 23	$ 87,760	$ (282)	$ (460)	$ (56,891)		$ (3,136)	$ 27,014

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended
	June 30,

	2004	2003
Cash flows from operating activities:
Net income	$ 4,574	$ 3,337
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangible assets	293	758
Amortization of deferred compensation	308	312
Provision for doubtful accounts	1,067	453
Changes in assets and liabilities:
Trade receivables	(9,091)	(10,457)
Inventories	(3,327)	(828)
Prepaid expenses	4	425
Income tax receivable	--	9
Other current assets	(186)	102
Other assets	(31)	2
Accounts payable	3,216	1,742
Accrued expenses	1,634	1,998
Other non-current liabilities	--	(90)
Net cash used in operating activities	(1,539)	(2,237)

Cash flows from investing activities:
Purchases of equipment	(131)	(172)
Net cash used in investing activities	(131)	(172)

Cash flows from financing activities:
Principal payments under capital lease obligation	(44)	(16)
Exercise of options	8	--
Debt financing costs	(15)	(24)
Net cash used in financing activities	(51)	(40)

Effects of exchange rate changes on cash and cash equivalents	(104)	(28)
Net decrease in cash and cash equivalents	(1,825)	(2,477)
Cash and cash equivalents at beginning of period	10,135	5,611
Cash and cash equivalents at end of period	$ 8,310	$ 3,134

Supplemental disclosure of cash flow information
Interest paid	$ 10	$ 22
Income taxes paid	$ 70	$ 86

Supplemental disclosure of non-cash investing and financing activities - Equipment financed with capital lease	$ --	$ 31

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company" or "Adams Golf") for the three and six month periods ended June 30, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").   The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's 2003 Annual Report on Form 10-K filed with the SEC on March 8, 2004.

Founded in 1987, Adams Golf, Inc. initially operated as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation.  Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the Ovation Fairway woods, Redline drivers and fairway woods, the Adams Golf Idea, A1 and A1 Pro Irons and Idea i-Woods, the Tight Lies family of fairway woods and drivers, the Tight Lies GT irons and i-Woods, the Tom Watson signature series of wedges, the GT Spec Putters and certain accessories. The Company was incorporated in 1987 and re-domiciled in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries, agencies, and distributorships.

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):
	June 30,	December 31,
	2004	2003
	(unaudited)
Finished goods	$ 7,576	$ 4,544
Component parts	3,809	3,514
Total Inventory	$ 11,385	$ 8,058

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued expenses consisted of the following on the dates indicated (in thousands):
	June 30,	December 31,
	2004	2003
	(unaudited)
Payroll and commissions	$ 1,077	$ 1,150
Advertising	881	49
Product warranty expense and sales returns	1,154	1,015
Professional services	42	60
Restructuring costs	72	71
Faldo settlement costs	1,226	1,210
Deferred revenue	1,687	808
Other	1,506	1,662
Total Accrued Liabilities	$ 7,645	$ 6,025

During 2002, the Company executed an operational restructuring plan, which resulted in the closure of the Adams Golf UK, Limited wholly owned subsidiary.  The operational restructuring plan resulted in a restructuring charge of $850,000 for severance, a write off of goodwill and other related exit costs.  Approximately $72,000 remains in accrued expenses associated with the operational restructuring.  The Company continues to sell its products in the UK through a distributor.

On August 25, 2001, an agreement was reached with Mr. Nick Faldo in settlement of the dispute regarding provisions of his prior professional services agreement with Adams Golf.  Pursuant to the terms of settlement, Mr. Faldo received $0.5 million upon execution and $0.5 million on July 15, 2002.  In addition, provided Mr. Faldo satisfied certain terms and conditions, he was to receive a series of annual installments for the years 2003 through 2011 aggregating to $2.0 million.  At June 30, 2004, approximately $1,226,000 and $529,000 still remains in accrued expenses and non-current liabilities, respectively, in the accompanying consolidated balance sheet for the present value of the future payments on the settlement contract.  At December 31, 2003 a $100,000 payment was due to Mr. Faldo based on the terms listed above.  However, according to the terms of Mr. Faldo's contract, he must play a specified number of sanctioned events on the PGA and keep his PGA credentials.   Because Mr. Faldo has failed to meet the contract requirements, the Company did not make a payment at December 31, 2003, nor has the Company made the payment as of the date of this report.

4.   Income per Common Share

The weighted average common shares used for determining basic and diluted income per common share were 22,546,714 and 26,030,192, respectively, for the three months ended June 30, 2004 and 22,480,071 and 24,167,881, respectively, for the three months ended June 30, 2003.  The effect of all warrants and options to purchase shares of the Company's common stock for the three months ended June 30, 2004 resulted in additional dilutive shares of 3,483,478.  For this period, approximately 1,439,730 options and 100,000 warrants were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.  The effect of all warrants and options to purchase shares of the Company's common stock for the three months ended June 30, 2003 resulted in additional dilutive shares of 1,687,810.  For the three months ended June 30, 2003, approximately 1,825,730 options and 100,000 warrants were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   Income per Common Share (continued)

The weighted average common shares used for determining basic and diluted income per common share were 22,524,392 and 25,953,775, respectively, for the six months ended June 30, 2004 and 22,480,071 and 23,434,090, respectively, for the six months ended June 30, 2003.  The effect of all warrants and options to purchase shares of the Company's common stock for the six months ended June 30, 2004 resulted in additional dilutive shares of 3,429,382.  For this period, approximately 1,439,730 options and 100,000 warrants were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.  The effect of all warrants and options to purchase shares of the Company's common stock for the six months ended June 30, 2003 resulted in additional dilutive shares of 954,019.  For the six months ended June 30, 2003, approximately 1,825,730 options and 100,000 warrants were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.

5.   Geographic Segment and Data

The Company generates substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  The Company's products are distributed in both domestic and international markets.  Net sales by customer for these markets consisted of the following during the periods indicated (in thousands):
	Three Months Ended June30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
United States	$ 16,782	$ 14,750	$ 32,489	$ 28,641
Rest of World	2,913	2,830	5,004	4,684
Total Net Revenue	$ 19,695	$ 17,580	$ 37,493	$ 33,325

6.   Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion of all of the deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through 2002 will be realized.  Accordingly, the Company has recognized a valuation allowance equal to the entire deferred income tax asset.  Although the Company has carryforwards due to historical losses, current tax law for calculating Alternative Minimum Tax allows the Company to use carryforwards only up to 90% of annual liability.  Accordingly, AMT tax expense for the six months ended June 30, 2004 and 2003 was $65,000 and $0 respectively, and $21,000 and $0 for the three months ended June 30, 2004 and 2003, respectively.

7.   Comprehensive Income

Comprehensive income for the six months ended June 30, 2004 was approximately $4.5 million.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   Stock Compensation

At June 30, 2004, the Company had one stock-based compensation plan that replaced four predecessor plans.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Under this method (the intrinsic method), compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price of the option.  The Company has elected to continue to apply the intrinsic method of accounting for employee stock option grants and has adopted the SFAS No.148 disclosure requirements.  Non-Employee option grants are accounted for using the fair-value based method.   The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock Based Compensation, to stock-based employee compensation for the six months ended June 30, 2004 and 2003 (in thousands, except for per share amounts):
	For the Three Months ended		For the Six Months ended
	2004	2003	2004	2003

Net income:
As reported	$ 2,061	$ 1,496	$ 4,574	$ 3,337
Add: Stock-based compensation expenses included in reported net income, net of related tax effects	152	145	308	312
Deduct: Total stock-based compensation expense determined under the fair value method	(136)	(152)	(310)	(324)
Pro forma	$ 2,077	$ 1,489	$ 4,572	$ 3,325
	=======	=======	=======	=======
Basic income per common share:
As reported	$ 0.09	$ 0.07	$ 0.20	$ 0.15
Pro forma	0.09	0.07	0.20	0.15
Diluted income per common share:
As reported	$ 0.08	$ 0.06	$ 0.18	$ 0.14
Pro forma	0.08	0.06	0.18	0.14

9.   New Accounting Pronouncements

There have been no new material accounting pronouncements that are applicable to the Company's business for this period.

10.   Liquidity

In February 2004, the Company terminated its revolving credit agreement with First Community Financial Corporation without any penalties or other fees.  The credit agreement was no longer the most efficient source of working capital for the Company.

In February 2004, the Company entered into a revolving line of credit with Bank of Texas to provide up to $2.0 million in a short term credit facility, which is limited to 75% of the eligible accounts receivable and 10% of eligible inventory (the inventory coverage is applicable only in the months of December, January and February).  The line of credit is collateralized by all assets of the Company and requires the Company, among other things, to maintain certain financial performance levels relative to net worth and interest coverage ratio.  Interest on the outstanding balances accrues at prime less one half percent and is due quarterly.  Prime interest rate at July 30, 2004 was 4.25%.  As of July 30, 2004, the Company did not have an outstanding balance under this credit facility.

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

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products that gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken steps to increase the market acceptance of these and its other products.   If the Company's products fail to achieve appropriate levels of market acceptance, it is possible that the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings, possibly during the next twelve months.  The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price for the Company's common stock and the state of the capital markets generally, the Company does not expect that it will be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing. There can be no assurance that financing will be available when needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the Company's only sources of funding are expected current cash reserves, projected cash flows from operations and up to $2.0 million of borrowings available under the new revolving credit facility, which has a term of one year ending in February, 2005.

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

From time to time, the Company is engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.  However, based on consultation with legal counsel, the Company believes that there are no matters pending or threatened which could reasonably be expected to have a material adverse effect on the Company's financial condition, results of operations and/or liquidity.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  The statements include, but are not limited to: statements concerning the potential benefits to be achieved from our internal restructurings, statements regarding liquidity and our ability to increase revenues or achieve satisfactory operational performance, statements regarding our ability to satisfy our cash requirements and our ability to satisfy our capital needs, including cash requirements during the next twelve months, statements regarding our ability to manufacture products commercially acceptable to consumers and, statements using terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe".  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

          --Product development difficulties;
          --Product approval and conformity to governing body regulations;
          --Assembly difficulties;
          --Product introductions;
          --Patent infringement risks;
          --Market demand and acceptance of products;
          --The impact of changing economic conditions;
          --The future market for our capital stock;
          --The success of our marketing strategy
          --Our dependence on a limited number of customers;
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

Overview

Founded in 1987, Adams Golf, Inc. initially operated as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation.  Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the Ovation Fairway woods, Redline drivers and fairway woods, the Adams Golf Idea, A1 and A1 Pro Irons and Idea i-Woods, the Tight Lies family of fairway woods and drivers, the Tight Lies GT irons and i-Woods, the Tom Watson signature series of wedges, the GT Spec Putters and certain accessories. The Company was incorporated in 1987 and re-domiciled in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries, agencies and distributorships.

The Company's net sales are primarily derived from sales to on- and off- course golf shops and sporting goods retailers and, to a lesser extent, international distributors and mass merchandisers.  No assurances can be given that demand for the Company's current products or the introduction of new products will allow the Company to achieve historical levels of sales in the future.

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

   Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances and aging, the customer's financial condition and current economic conditions.  If a significant number of customers with significant receivable balances in excess of the allowance fail to make required payments, the Company's operating results would be significantly adversely affected.

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

   Impairment of Long-Lived Assets
The Company follows the guidance in SFAS 144 in reviewing long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the quarter ended June 30, 2004, there was no impairment of long-lived assets.

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
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.3	53.9	47.9	52.4
Gross profit	49.7	46.1	52.1	47.6
Operating expenses:
Research and development expenses	2.2	2.4	2.4	2.5
Sales and marketing expenses	27.3	25.7	26.8	25.4
General and administrative expenses:
Provision for bad debts	2.9	1.7	2.8	1.4
Other	7.0	8.2	7.9	8.3
Total operating expenses	39.4	38.0	39.9	37.6
Interest income (expense), net	0.1	(0.0)	0.1	(0.1)
Other income, net	0.2	0.5	0.1	0.4
Income before income taxes	10.6	8.6	12.4	10.3
Income tax expense	0.1	0.1	0.2	0.3
Net income	10.5%	8.5%	12.2%	10.0%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Total net sales increased 12.0% to $19.7 million for the three months ended June 30, 2004 from $17.6 million for the comparable period of 2003.  The increase is primarily attributable to the successful product introduction and customer acceptance of the Ovation fairway woods, which were introduced in the current quarter, and continued strong sales of the Adams Idea Irons that were introduced in the fall of 2002.

Net sales of drivers decreased to $3.1 million, or 16.0% of total net sales, for the three months ended June 30, 2004 from $3.4 million, or 19.6% of total net sales, for the comparable period of 2003.  A large portion of the driver net sales for the three month period ended June 30, 2004 was generated by the Redline driver product line (which was launched in the first quarter of 2003) and the Tight Lies GT driver product line.  Net sales of irons increased to $9.1 million, or 46.2% of total net sales, from $7.8 million, or 44.5% of total net sales, for the three month periods ended June 30, 2004 and 2003, respectively, primarily generated from sales of the Company's Idea irons.  Net sales of fairway woods increased to $7.0 million, or 35.6% of total net sales, from $5.6 million, or 31.8% of total net sales, for the three month periods ended June 30, 2004 and 2003, respectively.  The increase is primarily attributable to the recently introduced Ovation fairway woods partially offset by lower net sales of maturing product lines.

For the three months ended June 30, 2004, four customers comprised approximately 25% of net sales while one customer individually represented greater than 5% but less than 10% of total net sales.  In addition, one customer represented greater than 10% but less than 15% of total net sales.  Should these customers or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.

Net sales of the Company's products outside the U.S. increased to $2.9 million, or 14.8% of total net sales, from $2.8 million, or 16.1% of total net sales, for the three months ended June 30, 2004 and 2003, respectively.

Cost of goods sold, as a percentage of total net sales, decreased to 50.3% for the three months ended June 30, 2004 from 53.9% for the comparable period of 2003.  The decrease as a percentage of total net sales is primarily due to changes in the product mix to products yielding higher gross margins.

Selling and marketing expenses, as a percentage of total net sales, increased to 27.3% from 25.7% for the three months ended June 30, 2004 and 2003, respectively.  Selling and marketing expenses were $5.4 million for the three months ended June 30, 2004, and $4.5 million for the comparable period in 2003.  The dollar increase is primarily the result of additional advertising costs largely related to the promotion of the new Ovation product line and continued support for the Adams Idea and Redline product lines coupled with increased commission expenses related to the increased sales volume.

General and administrative expenses, including provisions for bad debts, increased to $1.9 million for the three months ended June 30, 2004, from $1.7 million for the comparable period in 2003.  The increase in administrative related costs is primarily attributable to the Company's continued efforts to maintain adequate bad debt reserves.

Research and development expenses, primarily consisting of costs associated with development of new products, were $0.4 million for the three months ended June 30, 2004, compared to $0.4 million for the same period of 2003.

As a result, the Company reported a net income of $2.1 million for the three months ended June 30, 2004, compared to a net income of $1.5 million for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Total net sales increased 12.5% to $37.5 million for the six months ended June 30, 2004 from $33.3 million for the comparable period of 2003.  The increase is primarily attributable to the successful product introduction and customer acceptance of the Ovation fairway woods, which were introduced in the current quarter, and continued strong sales of the Adams Idea Irons that were introduced in the fall of 2002.

Net sales of drivers decreased to $6.4 million, or 17.2% of total net sales, for the six months ended June 30, 2004 from $7.1 million, or 21.5% of total net sales, for the comparable period of 2003.  A large portion of the driver net sales for the six month period ended June 30, 2004 was generated by the Redline driver product line, which was launched in the first quarter of 2003, and the Tight Lies GT driver product line.  Net sales of irons increased to $14.7 million, or 39.3% of total net sales, from $12.7 million, or 38.2% of total net sales, for the six month period ended June 30, 2004 and 2003, respectively, primarily generated from sales of the Company's Idea irons.  Net sales of fairway woods increased to $14.6 million, or 38.8% of total net sales, from $11.7 million, or 35.1% of total net sales, for the six month period ended June 30, 2004 and 2003, respectively.  The increase is primarily attributable to the recently introduced Ovation fairway woods partially offset by lower net sales of maturing product lines.

For the six months ended June 30, 2004, five customers comprised approximately 26% of net sales while two customers individually represented greater than 5% but less than 10% of total net sales.  No customers represented greater than 10% of net sales.  Should these customers or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.

Net sales of the Company's products outside the U.S. increased to $5.0 million, or 13.3% of total net sales, from $4.7 million, or 14.1% of total net sales, for the six months ended June 30, 2004 and 2003, respectively.

Cost of goods sold, as a percentage of total net sales, decreased to 47.9% for the six months ended June 30, 2004 from 52.4% for the comparable period of 2003.  The decrease as a percentage of total net sales is primarily due to changes in the product mix to products yielding higher gross margins.

Selling and marketing expenses, as a percentage of total net sales, increased to 26.8% from 25.4% for the six months ended June 30, 2004 and 2003, respectively.  Selling and marketing expenses were $10.1 million for the six months ended June 30, 2004, and $8.5 million for the comparable period in 2003.  The dollar increase is primarily the result of additional advertising costs largely related to the promotion of the new Ovation product line and continued support for the Adams Idea and Redline product lines coupled with increased commission expenses related to the increased sales volume.

General and administrative expenses, including provisions for bad debts, increased to $4.0 million for the six months ended June 30, 2004, from $3.2 million for the comparable period in 2003.  The increase in administrative related costs is primarily attributable to the Company's continued efforts to maintain adequate bad debt reserves.

Research and development expenses, primarily consisting of costs associated with development of new products, were $0.9 million for the six months ended June 30, 2004, compared to $0.8 million for the same period of 2003.

The Company's inventory balances were approximately $11.4 million and $8.1 million at June 30, 2004, and December 31, 2003, respectively.  The increase in inventory levels is primarily a result of the seasonality of the business, as we bring in inventory adequate to meet customer demands for the first and second quarters.  Inventory of our recently released products, including the Ovation Fairway wood and the integrated wood and iron sets, also drive the overall increase in inventory.

The Company's accounts receivable balances were approximately $18.5 million and $10.4 million at June 30, 2004, and December 31, 2003, respectively.  The increase is primarily due to the overall increase in revenues of 12% coupled with the seasonality of the business, as a large portion of sales are generated in the first and second quarters of the year.

The Company's accounts payable balances were approximately $4.4 million and $1.2 million at June 30, 2004, and December 31, 2003, respectively.  The increase in accounts payable is primarily associated with the extension of payment terms with key vendors.

As a result, the Company reported a net income of $4.6 million for the six months ended June 30, 2004, compared to a net income of $3.3 million for the six months ended June 30, 2003.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $8.3 million at June 30, 2004 from $10.1 million at December 31, 2003.  The decrease is primarily due to cash used in operating activities of $1.5 million.  During the six months ended June 30, 2004, accounts receivable increased $8.0 million, due primarily to an increase in sales, and inventory increased $3.3 million.  These increases were partially offset by an increase in accrued expenses and accounts payable of $4.8 million primarily associated with the extension of payment terms with key vendors.

In February 2004, the Company terminated its revolving credit agreement with First Community Financial Corporation without any penalties or other fees.  The credit agreement was no longer the most efficient source of working capital for the Company.

In February 2004, the Company entered into a revolving line of credit with Bank of Texas to provide up to $2.0 million in a short term credit facility, which is limited to 75% of the eligible accounts receivable and 10% of eligible inventory (the inventory coverage is applicable only in the months of December, January and February).  The line of credit is collateralized by all assets of the Company and requires the Company, among other things, to maintain certain financial performance levels relative to net worth and interest coverage ratio.  Interest on the outstanding balances accrues at prime less one half percent and is due quarterly.  Prime interest rate at July 30, 2004 was 4.25%.  As of July 30, 2004, the Company did not have an outstanding balance under the credit facility.

Working capital increased at June 30, 2004 to $26.7 million compared to $21.9 million at December 31, 2003.   Approximately 48% of the Company's current assets are comprised of accounts receivable.  Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on the Company's relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote the Company's brand name and to assure adequate product availability, often to coincide with planned promotions or advertising campaigns.  Although a significant amount of the Company's sales are not affected by these terms, the extended terms do have a negative impact on the Company's financial position and liquidity.  The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company's financial condition.  The Company generates cash flow from operations primarily by collecting outstanding trade receivables.  Because the Company has limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, the Company would have a limited amount of funds available to further expand production until such time as the Company could collect a significant portion of the trade receivables.  If the Company's cash needs in the near term exceed the available cash and cash equivalents on hand, and the available borrowing under the credit facility, the Company would be required to obtain additional financing or limit expenditures to the extent of available cash on hand, all of which could significantly adversely effect the Company's current growth plans and result in a material adverse effect on the Company's results of operations, financial condition and/or liquidity.

The Company's anticipated sources of liquidity over the next twelve months are expected to be cash reserves, projected cash flows from operations, and available borrowings under its new credit facility.  The Company anticipates that operating cash flows and current cash reserves will also fund capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to the Company's operations if cash is needed in other areas of the Company's operations.  In addition, cash flows from operations and cash reserves will be used to support ongoing purchases of component parts for the Company's current and future product lines.  The expected operating cash flow, current cash reserves and borrowings available under its new credit facility are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products that gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken steps to increase the market acceptance of these and its other products.  If the Company's products fail to achieve appropriate levels of market acceptance, it is possible that the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings, possibly during the next twelve months.  The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price of the Company's common stock and the state of the capital markets generally, the Company does not expect that it will be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing. There can be no assurance that financing will be available when needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the Company's only sources of funding are current cash reserves, projected cash flows from operations and up to $2.0 million of borrowings available under the new revolving credit facility, which has a term of one year ending in February, 2005.

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

Need for Additional Capital

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months, based upon, among other things, management's estimates regarding the collectability of outstanding accounts receivable, projected cash flow from operations and anticipated expenditures.  However, no assurances can be given that the Company will have sufficient cash resources beyond twelve months.  To the extent our cash requirements or assumptions change, the Company may have to raise additional capital and/or further reduce its operating expenses, including further operational restructurings.  The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company would be reduced, stockholders may experience additional dilution, and/or such equity securities may have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price for the Company's common stock and the state of the capital markets generally, the Company does not expect that it would be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing.    There can be no assurance that financing will be available if needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the only sources of funding are current cash reserves, projected cash flows from operations and up to $2.0 million of borrowings available under the Company's revolving credit facility.

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

Uncertainty Regarding Continuation of Profitability

While the Company generated income during the year ended December 31, 2003 and the six months ended June 30, 2004, it has not done so historically. There can be no assurance that the Company will be able to increase or maintain revenues or continue such profitability on a quarterly or annual basis in the future.  An inability to continue such improvements in the Company's financial performance could jeopardize the Company's ability to develop, enhance, and market products, retain qualified personnel, and take advantage of future opportunities or respond to competitive pressures.

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

Dependence on Key Personnel and Endorsements

The Company's success depends to an extent upon the performance of its management team, which includes the Company's Chief Executive Officer and President, Oliver G. (Chip) Brewer, III, who participates in all aspects of the Company's operations, including product development and sales efforts.  The loss or unavailability of Mr. Brewer could adversely affect the Company's business and prospects.  In addition, Mr. Tim Reed joined the management team in 2001 in the capacity of Vice President of Research and Development.  Mr. Reed's inability to continue to develop innovative products could also adversely affect the Company's business.  With the exception of the Company's Chairman of the Board of Directors, B.H. (Barney) Adams, and Mr. Brewer, none of the Company's officers and employees are bound by employment agreements, and the relations of such officers and employees are, therefore, at will.  The Company established key-men life insurance policies on the lives of Mr. Brewer and Mr. Reed; however, there can be no assurance that the proceeds of these policies could adequately compensate the Company for the loss of their services.  In addition, there is strong competition for qualified personnel in the golf club industry, and the inability to continue to attract, retain and motivate other key personnel could adversely affect the Company's business, operating results or financial condition.

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

In addition, the Company is occasionally made aware of the existence of counterfeit copies of its golf clubs, particularly in foreign markets.  The Company takes action in these situations through local authorities and legal counsel where practical.  The Company does not believe that the availability of counterfeit clubs has had or will have a material adverse effect on the Company's results of operations, financial condition and/or competitive position, although there can be no assurance as to future results.

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

Seasonality and Quarterly Fluctuations

Golf generally is regarded as a warm weather sport, and net sales of golf equipment have been historically strongest for the Company during the first and second quarters.  In addition, net sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions.  A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on the Company's business, operating results and/or financial condition.  In addition, the Company's future results of operations could be affected by a number of other factors, such as unseasonable weather patterns; demand for and market acceptance of the Company's existing and future products; new product introductions by the Company's competitors; competitive pressures resulting in lower than expected selling prices; and the volume of orders that are received and which can be fulfilled in a quarter.  Any one or more of these factors could adversely affect the Company or result in the Company failing to achieve its expectations as to future sales or operating results.

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

From time to time, the Company is engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.  However, the Company, based on consultation with legal counsel, the Company believes that there are no matters pending or threatened which could reasonably be expected to have a material adverse effect on the Company's financial condition, results of operations and/or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 13, 2004, the following proposals were adopted by the margin indicated.
1.	To elect the following nominees as director to serve until the 2007 Annual Meeting of Stockholders and until his successor is elected and qualified.
	Number of Shares
	Vote For	Withheld

Barney Adams	20,509,194	132,364

Paul F. Brown, Jr.	20,501,929	139,629

Mark Mulvoy	20,497,129	144,429

2.	To ratify the appointment of KBA Group LLP as the independent auditors of the Company for the year ending December 31, 2004.
	Number of Shares
Vote For	Vote Against	Abstained

20,556,080	62,668	22,810

Item 6(a).  Exhibits

See exhibit index on pages 31-32.

Item 6(b).  Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ADAMS GOLF, INC.

Date: August 2, 2004	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President

Date: August 2, 2004	By: /S/ ERIC LOGAN
Eric Logan
Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2004	By: /S/ PAMELA J. HIGH
Pamela J. High
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 3.3	Amended and Restated Audit Committee charter	Incorporated by reference to Annex A of the 2004 Proxy Statement (Annex A)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Adams Golf Equity Incentive Plan	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 February 9, 2004 File No. 333-112622 (Exhibit 4.7)

Exhibit 10.1	Agreement between the Registrant and Nick Faldo, dated April 22, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.1)

Exhibit 10.2	Commercial Lease Agreement dated December 5, 1997, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.3)

Exhibit 10.3	Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.4)

Exhibit 10.4	Amended Commercial Lease Agreement dated April 6, 1998 between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2000 Form 10-K (Exhibit 10.18)

Exhibit 10.5	Settlement Agreement between Adams Golf, Ltd. And Nicholas A. Faldo	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended September 30, 2001 (Exhibit 10.19)

Exhibit 10.6	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2001 Form 10-K (Exhibit 10.21)

Exhibit 10.7*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2001 Form 10-K (Exhibit 10.23)

Exhibit 10.8*	First Amendment to Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2002 Form 10-K (Exhibit 10.11)

Exhibit 10.9	Employment Agreement - Byron H. (Barney) Adams	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended June 30, 2003 (Exhibit 10.13)

Exhibit 10.10	Change of Control Agreement - Eric Logan	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Exhibit 10.14)

Exhibit 10.11	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003 (Exhibit 10.12)

Exhibit 10.12	Termination Letter - Accounts Receivable Security Agreement between Adams Golf, Ltd and First Community Financial Corporation	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003 (Exhibit 10.13)

Exhibit 10.13	Revolving line of Credit between Adams Golf, Inc and Bank of Texas	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003 (Exhibit 10.14)

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

___________________
*  The SEC has granted the Company's request for confidential treatment of certain portions of these agreements.