Form 10-Q
period 2004-09-30
ADAMS GOLF INC
filed 2004-11-10
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,580,821 on November 8, 2004.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL STATEMENTS	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		September 30, 2004 (unaudited) and December 31, 2003	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three and nine months ended September 30, 2004 and 2003	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Nine months ended September 30, 2004	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Nine months ended September 30, 2004 and 2003	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4.	Controls and Procedures	27

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	28

	Item 2.	Unregistered Sales of Equity Securities and use of proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	N/A

	Item 5.	Other Information	N/A

	Item 6.	Exhibits and Reports on Form 8-K	29

		Signatures	30

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	September 30, 2004	December 31, 2003
	(unaudited)
Current assets:
Cash and cash equivalents	$ 14,074	$ 10,135
Trade receivables, net of allowance for doubtful accounts of $832 (unaudited) and $332 in 2004 and 2003, respectively	10,693	10,433
Inventories	10,221	8,058
Prepaid expenses	286	458
Other current assets	61	6
Total current assets	35,335	29,090

Property and equipment, net	747	915
Other assets, net	77	49
	$ 36,159	$ 30,054

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 2,003	$ 1,192
Accrued expenses	6,253	6,025
Total current liabilities	8,256	7,217
Other non-current liabilities	568	609
Total liabilities	8,824	7,826

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 23,238,321 and 23,137,571 shares issued and 22,580,821 and 22,480,071 shares outstanding in 2004 and 2003, respectively	23	23
Additional paid-in capital	88,069	87,535
Deferred compensation	(392)	(373)
Accumulated other comprehensive loss	(398)	(356)
Accumulated deficit	(56,831)	(61,465)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)
Total stockholders' equity	27,335	22,228

Contingencies (note 11)
	$ 36,159	$ 30,054

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net sales	$ 10,950	$ 9,634	$ 48,443	$ 42,959
Cost of goods sold	5,999	5,435	23,963	22,907
Gross profit	4,951	4,199	24,480	20,052

Operating expenses:
Research and development expenses	450	448	1,339	1,286
Selling and marketing expenses	2,815	2,740	12,876	11,190
General and administrative expenses:
Provision for bad debts	276	197	1,344	650
Other	1,365	1,301	4,273	4,082
Restrucuring expenses:	--	(259)	--	(259)
Total operating expenses	4,906	4,427	19,832	16,949
Operating income (loss)	45	(228)	4,648	3,103

Other income (expense):
Interest income (expense), net	16	(25)	9	(57)
Other income (expense), net	19	(79)	66	54
Income (loss) before income taxes	80	(332)	4,723	3,100
Income tax expense	19	11	89	106
Net income (loss)	$ 61	$ (343)	$ 4,634	$ 2,994

Net income (loss) per common share - basic	$ 0.00	$ (0.02)	$ 0.21	$ 0.13
- diluted	$ 0.00	$ (0.02)	$ 0.18	$ 0.13

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Nine Months Ended September 30, 2004
(unaudited)
	Shares of		Additional		Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Deferred	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Compensation	Loss	Deficit	Income	Stock	Equity

Balance, December 31, 2003	23,137,571	$ 23	$ 87,535	$ (373)	$ (356)	$ (61,465)		$ (3,136)	$ 22,228
Comprehensive income:
Net income	--	--	--	--	--	4,634	$ 4,634	--	4,634
Other comprehensive income, net of tax:
Foreign currency translation	--	--	--	--	(42)	--	(42)	--	(42)
Comprehensive income	--	--	--	--	--	--	$ 4,592	--	--
Stock options exercised	100,750	--	8	--	--	--		--	8
Stock option forfeitures	--	--	(17)	17	--	--		--	--
Issuance of stock options	--	--	543	(543)	--	--		--	--
Amortization of deferred compensation	--	--	--	507	--	--		--	507
Balance, September 30, 2004	23,238,321	$ 23	$ 88,069	$ (392)	$ (398)	$ (56,831)		$ (3,136)	$ 27,335

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended
	September 30,

	2004	2003
Cash flows from operating activities:
Net income	$ 4,634	$ 2,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangible assets	451	1,142
Amortization of deferred compensation	507	394
Provision for doubtful accounts	1,344	650
Changes in assets and liabilities:
Trade receivables	(1,604)	(4,512)
Inventories	(2,163)	991
Prepaid expenses	171	374
Income tax receivable	--	18
Other current assets	(54)	124
Other assets	(29)	76
Accounts payable	811	275
Accrued expenses	237	(507)
Other non-current liabilities	--	(90)
Net cash provided by operating activities	4,305	1,929

Cash flows from investing activities:
Purchases of equipment	(267)	(192)
Net cash used in investing activities	(267)	(192)

Cash flows from financing activities:
Principal payments under capital lease obligation	(50)	(25)
Exercise of options	8	--
Debt financing costs	(15)	(24)
Net cash used in financing activities	(57)	(49)

Effects of exchange rate changes on cash and cash equivalents	(42)	204
Net increase in cash and cash equivalents	3,939	1,892
Cash and cash equivalents at beginning of period	10,135	5,611
Cash and cash equivalents at end of period	$ 14,074	$ 7,503

Supplemental disclosure of cash flow information
Interest paid	$ 12	$ 39
Income taxes paid	$ 112	$ 87

Supplemental disclosure of non-cash investing and financing activities - Equipment financed with capital lease	$ --	$ 31

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company" or "Adams Golf") for the three and nine month periods ended September 30, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").   The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.   However, these operating results are not necessarily indicative of the results expected for the full fiscal year.   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's 2003 Annual Report on Form 10-K filed with the SEC on March 8, 2004.

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

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):
	September 30,	December 31,
	2004	2003
	(unaudited)
Finished goods	$ 7,111	$ 4,544
Component parts	3,110	3,514
Total Inventory	$ 10,221	$ 8,058

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued expenses consisted of the following on the dates indicated (in thousands):
	September 30,	December 31,
	2004	2003
	(unaudited)
Payroll and commissions	$ 644	$ 1,150
Advertising	--	49
Product warranty expense and sales returns	884	1,015
Professional services	42	60
Restructuring costs	70	71
Faldo settlement costs	1,235	1,210
Deferred revenue	1,508	808
Other	1,870	1,662
Total Accrued Liabilities	$ 6,253	$ 6,025

During 2002, the Company executed an operational restructuring plan, which resulted in the closure of the Adams Golf UK, Limited wholly owned subsidiary.  The operational restructuring plan resulted in a restructuring charge of $850,000 for severance, a write off of goodwill and other related exit costs.  During the third quarter of 2003, the Company was released from future rent obligations, which resulted in a reduction of restructuring expense of approximately $259,000.  Approximately $70,000 remains in accrued expenses associated with the operational restructuring.  The Company continues to sell its products in the UK through a distributor.

On August 25, 2001, an agreement was reached with Mr. Nick Faldo in settlement of the dispute regarding provisions of his prior professional services agreement with Adams Golf.  Pursuant to the terms of settlement, Mr. Faldo received $0.5 million upon execution and $0.5 million on July 15, 2002.  In addition, provided Mr. Faldo satisfied certain terms and conditions, he was to receive a series of annual installments for the years 2003 through 2011 aggregating to $2.0 million.  At September 30, 2004, approximately $1,235,000 and $529,000 still remains in accrued expenses and non-current liabilities, respectively, in the accompanying consolidated balance sheet for the present value of the future payments on the settlement contract.  At December 31, 2003 a $100,000 payment was due to Mr. Faldo based on the terms listed above.  However, according to the terms of Mr. Faldo's contract, he must play a specified number of sanctioned events on the PGA and keep his PGA credentials.   Because Mr. Faldo failed to meet the contract requirements, the Company did not make a payment at December 31, 2003, nor has the Company made the payment as of the date of this report.

4.   Income (loss) per Common Share

The weighted average common shares used for determining basic and diluted income (loss) per common share were 22,511,419 and 26,133,868, respectively, for the three months ended September 30, 2004 and 22,480,071 and 22,480,071, respectively, for the three months ended September 30, 2003.  The effect of all warrants and options to purchase shares of the Company's common stock for the three months ended September 30, 2004 resulted in additional dilutive shares of 3,622,449.  For this period, approximately 1,439,730 options and 100,000 warrants were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.  The effect of all warrants and options to purchase shares of the Company's common stock for the three months ended September 30, 2003 were excluded from the calculation of dilutive shares as the effect of inclusion would have been antidilutive.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   Income (loss) per Common Share (continued)

The weighted average common shares used for determining basic and diluted income (loss) per common share were 22,541,022 and 26,069,703, respectively, for the nine months ended September 30, 2004 and 22,480,071 and 23,653,582, respectively, for the nine months ended September 30, 2003.  The effect of all warrants and options to purchase shares of the Company's common stock for the nine months ended September 30, 2004 resulted in additional dilutive shares of 3,528,682.  For this period, approximately 1,439,730 options and 100,000 warrants were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.  The effect of all warrants and options to purchase shares of the Company's common stock for the nine months ended September 30, 2003 resulted in additional dilutive shares of 1,173,511.  For the nine months ended September 30, 2003, approximately 1,825,730 options and 100,000 warrants were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.

5.   Geographic Segment and Data

The Company generates substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  The Company's products are distributed in both domestic and international markets.  Net sales by customer for these markets consisted of the following during the periods indicated (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
United States	$ 10,369	$ 8,971	$ 42,856	$ 37,611
Rest of World	581	663	5,587	5,348
Total Net Revenue	$ 10,950	$ 9,634	$ 48,443	$ 42,959

6.   Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion of all of the deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through 2002 will be realized.  Accordingly, the Company has recognized a valuation allowance equal to the entire deferred income tax asset.  Although the Company has carryforwards due to historical losses, current tax law for calculating Alternative Minimum Tax allows the Company to use carryforwards only up to 90% of annual liability.  Accordingly, AMT tax expense for the nine months ended September 30, 2004 and 2003 was $86,000 and $0, respectively, and $0 for the three months ended September 30, 2004 and 2003.

7.   Comprehensive Income

Comprehensive income for the nine months ended September 30, 2004 was approximately $4.6 million.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   Stock Compensation

At September 30, 2004, the Company had one stock-based compensation plan that replaced four predecessor plans.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Under this method (the intrinsic method), compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price of the option.  The Company has elected to continue to apply the intrinsic method of accounting for employee stock option grants and has adopted the SFAS No.148 disclosure requirements.  Non-Employee option grants are accounted for using the fair-value based method.   The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock Based Compensation, to stock-based employee compensation for the three and nine months ended September 30, 2004 and 2003 (in thousands, except for per share amounts):
	For the Three Months ended		For the Nine Months ended
	2004	2003	2004	2003

Net income (loss) :
As reported	$ 61	$ (343)	$ 4,634	$ 2,994
Add: Stock-based compensation expenses included in reported net income, net of related tax effects	199	82	507	394
Deduct: Total stock-based compensation expense determined under the fair value method	(114)	(90)	(424)	(414)
Pro forma	$ 146	$ (351)	$ 4,717	$ 2,974
	======	=======	=======	=======
Basic income (loss) per common share:
As reported	$ 0.00	$ (0.02)	$ 0.21	$ 0.13
Pro forma	0.01	(0.02)	0.21	0.13
Diluted income (loss) per common share:
As reported	$ 0.00	$ (0.02)	$ 0.18	$ 0.13
Pro forma	0.01	(0.02)	0.18	0.13

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

In February 2004, the Company entered into a revolving line of credit with Bank of Texas to provide up to $2.0 million in a short term credit facility, which is limited to 75% of the eligible accounts receivable and 10% of eligible inventory (the inventory portion of the facility is applicable only in the months of December, January and February). The line of credit is collateralized by all assets of the Company and requires the Company, among other things, to maintain certain financial performance levels relative to net worth and interest coverage ratio.  Interest on the outstanding balances accrues at prime less one half percent and is due quarterly.  Prime interest rate at November 8, 2004 was 4.75%.  As of November 8, 2004, the Company did not have an outstanding balance under this credit facility.

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

11.   Contingencies

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints alleged that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) threatened the Company's long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint.  Plaintiffs appealed.  On August 25, 2004, the appellate court affirmed the dismissal of plaintiffs claims relating to oversupply of retail inventory, while reversing the claims relating to the impact of gray market sales and remanding those claims for further proceedings.

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

12.   Subsequent Event

 Tom Watson's existing endorsement contract expired during the quarter, and the Company is currently in the process of finalizing a continuation of that endorsement contract.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  The statements include, but are not limited to: statements concerning the potential benefits to be achieved from our internal restructurings, statements regarding pending litigation, statements regarding liquidity and our ability to increase revenues or achieve satisfactory operational performance, statements regarding our ability to satisfy our cash requirements and our ability to satisfy our capital needs, including cash requirements during the next twelve months, statements regarding our ability to manufacture products commercially acceptable to consumers and, statements using terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe".  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

          --Product development difficulties;
          --Product approval and conformity to governing body regulations;
          --Assembly difficulties;
          --Product introductions;
          --Patent infringement risks;
          --Market demand and acceptance of products;
          --The impact of changing economic conditions;
          --The future market for our capital stock;
          --The success of our marketing strategy;
          --Our dependence on a limited number of customers;
          --Business conditions in the golf industry;
          --Reliance on third parties, including suppliers;
          --The impact of market peers and their respective products;
          --The actions of competitors, including pricing, advertising and product development risks concerning future technology; and
          --The uncertainty of the results of pending litigation;
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

   Impairment of Long-Lived Assets
The Company follows the guidance in SFAS 144 in reviewing long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the quarter ended September 30, 2004, there was no impairment of long-lived assets.

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
          --Orders shipped on time
          --Expenses by department
          --Freight cost by mode (dollars and dollars per unit)

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
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.8	56.4	49.5	53.3
Gross profit	45.2	43.6	50.5	46.7
Operating expenses:
Research and development expenses	4.1	4.7	2.8	3.0
Sales and marketing expenses	25.7	28.4	26.6	26.0
General and administrative expenses:
Provision for bad debts	2.5	2.0	2.8	1.5
Other	12.5	13.5	8.8	9.5
Restructuring expense	--	(2.7)	--	(0.6)
Total operating expenses	44.8	45.9	41.0	39.4
Interest income (expense), net	0.2	(0.3)	0.1	(0.2)
Other income (expense), net	0.2	(0.9)	0.2	0.1
Income (loss) before income taxes	0.8	(3.5)	9.8	7.2
Income tax expense	0.2	0.1	0.2	0.2
Net income (loss)	0.6%	(3.6)%	9.6%	7.0%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Total net sales increased 13.7% to $10.9 million for the three months ended September 30, 2004 from $9.6 million for the comparable period of 2003.  The increase is primarily attributable to the successful product introduction and customer acceptance of the Ovation fairway woods, which were introduced in the first quarter of this year and continued strong sales of the Adams Idea Irons, which were introduced in the fall of 2002.

Net sales of drivers decreased to $2.1 million, or 19.3% of total net sales, for the three months ended September 30, 2004 from $2.4 million, or 24.6% of total net sales, for the comparable period of 2003.  A large portion of the driver net sales for the three month period ended September 30, 2004 was generated by the Redline driver product line (which was launched in the first quarter of 2003) and the Tight Lies GT driver product line.  Net sales of irons increased to $4.8 million, or 43.8% of total net sales, from $3.8 million, or 39.4% of total net sales, for the three month periods ended September 30, 2004 and 2003, respectively, primarily generated from sales of the Company's Idea irons and integrated iron sets.  Net sales of fairway woods increased to $4.0 million, or 36.9% of total net sales, from $3.4 million, or 35.1% of total net sales, for the three month periods ended September 30, 2004 and 2003, respectively.  The increase is primarily attributable to the recently introduced Ovation fairway woods partially offset by lower net sales of maturing product lines.

For the three months ended September 30, 2004, four customers comprised approximately 25% of net sales while three customers individually represented greater than 5% but less than 10% of total net sales.  No individual customer represented greater than 10% of net sales.  Should these customers or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.

Net sales of the Company's products outside the U.S. decreased to $0.6 million, or 5.3% of total net sales, from $0.7 million, or 6.9% of total net sales, for the three months ended September 30, 2004 and 2003, respectively.

Cost of goods sold, as a percentage of total net sales, decreased to 54.8% for the three months ended September 30, 2004 from 56.4% for the comparable period of 2003.  The decrease as a percentage of total net sales is primarily due to changes in the product mix to products yielding higher gross margins.

Selling and marketing expenses, as a percentage of total net sales, decreased to 25.7% from 28.4% for the three months ended September 30, 2004 and 2003, respectively.  Selling and marketing expenses were $2.8 million for the three months ended September 30, 2004, and $2.7 million for the comparable period in 2003.  The dollar increase is primarily the result of additional advertising costs largely related to the promotion and continued support for the Adams Ovation, Idea and Redline product lines coupled with increased commission expenses related to the increased sales volume.

General and administrative expenses, including provisions for bad debts, increased to $1.6 million for the three months ended September 30, 2004, from $1.5 million for the comparable period in 2003.

Research and development expenses, primarily consisting of costs associated with development of new products, were $0.4 million for the three months ended September 30, 2004, compared to $0.4 million for the same period of 2003.

As a result, the Company reported net income of $0.1 million for the three months ended September 30, 2004, compared to net loss of $0.3 million for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Total net sales increased 12.8% to $48.4 million for the nine months ended September 30, 2004 from $43.0 million for the comparable period of 2003.  The increase is primarily attributable to the successful product introduction and customer acceptance of the Ovation fairway woods, which were introduced in the first quarter of this year, and continued strong sales of the Adams Idea Irons that were introduced in the fall of 2002.

Net sales of drivers decreased to $8.6 million, or 17.7% of total net sales, for the nine months ended September 30, 2004 from $9.5 million, or 22.2% of total net sales, for the comparable period of 2003.  A large portion of the driver net sales for the nine month period ended September 30, 2004 was generated by the Redline driver product line, which was launched in the first quarter of 2003, and the Tight Lies GT driver product line.  Net sales of irons increased to $19.5 million, or 40.3% of total net sales, from $16.5 million, or 38.5% of total net sales, for the nine month period ended September 30, 2004 and 2003, respectively, primarily generated from sales of the Company's Idea irons and integrated iron sets.  Net sales of fairway woods increased to $18.6 million, or 38.4% of total net sales, from $15.1 million, or 35.1% of total net sales, for the nine month period ended September 30, 2004 and 2003, respectively.  The increase is primarily attributable to the recently introduced Ovation fairway woods partially offset by lower net sales of maturing product lines.

For the nine months ended September 30, 2004, five customers comprised approximately 24% of net sales while one customer individually represented greater than 5% but less than 10% of total net sales.  No individual customer represented greater than 10% of net sales.  Should these customers or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.

Net sales of the Company's products outside the U.S. increased to $5.6 million, or 11.5% of total net sales, from $5.3 million, or 12.4% of total net sales, for the nine months ended September 30, 2004 and 2003, respectively.

Cost of goods sold, as a percentage of total net sales, decreased to 49.5% for the nine months ended September 30, 2004 from 53.3% for the comparable period of 2003.  The decrease as a percentage of total net sales is primarily due to changes in the product mix to products yielding higher gross margins.

Selling and marketing expenses, as a percentage of total net sales, increased to 26.6% from 26.0% for the nine months ended September 30, 2004 and 2003, respectively.  Selling and marketing expenses were $12.9 million for the nine months ended September 30, 2004, and $11.2 million for the comparable period in 2003.  The dollar increase is primarily the result of additional advertising costs largely related to the promotion and continued support for the Adams Ovation, Idea and Redline product lines coupled with increased commission expenses related to the increased sales volume.

General and administrative expenses, including provisions for bad debts, increased to $5.6 million for the nine months ended September 30, 2004, from $4.7 million for the comparable period in 2003.  The increase in administrative related costs is primarily attributable to the Company's continued efforts to strengthen bad debt reserves.

Research and development expenses, primarily consisting of costs associated with development of new products, were $1.3 million for the nine months ended September 30, 2004, compared to $1.3 million for the same period of 2003.

The Company's inventory balances were approximately $10.2 million and $8.1 million at September 30, 2004, and December 31, 2003, respectively.  The increase in inventory levels is primarily a result of the seasonality of the business.  Inventory of our recently released products, including the Ovation Fairway wood and the integrated wood and iron sets, also drive the overall increase in inventory.

The Company's accounts receivable balances were approximately $10.7 million and $10.4 million at September 30, 2004, and December 31, 2003, respectively.  The increase is primarily due to the overall increase in revenues of 13% coupled with the seasonality of the business, as a large portion of sales are generated in the first and second quarters of the year.

The Company's accounts payable balances were approximately $2.0 million and $1.2 million at September 30, 2004, and December 31, 2003, respectively.  The increase in accounts payable is primarily associated with the extension of payment terms with key vendors.

As a result, the Company reported net income of $4.6 million for the nine months ended September 30, 2004, compared to net income of $3.0 million for the nine months ended September 30, 2003.

Liquidity and Capital Resources

Cash and cash equivalents increased to $14.1 million at September 30, 2004 from $10.1 million at December 31, 2003.  The increase is primarily due to cash provided by operating activities of $4.3 million.  During the nine months ended September 30, 2004, accounts receivable increased $0.3 million, due primarily to an increase in sales, and inventory increased $2.1 million.  These increases were partially offset by an increase in accrued expenses and accounts payable of $1.0 million primarily associated with the extension of payment terms with key vendors.

In February 2004, the Company terminated its revolving credit agreement with First Community Financial Corporation without any penalties or other fees.  The credit agreement was no longer the most efficient source of working capital for the Company.

In February 2004, the Company entered into a revolving line of credit with Bank of Texas to provide up to $2.0 million in a short term credit facility, which is limited to 75% of the eligible accounts receivable and 10% of eligible inventory (the inventory portion of the facility is applicable only in the months of December, January and February).  The line of credit is collateralized by all assets of the Company and requires the Company, among other things, to maintain certain financial performance levels relative to net worth and interest coverage ratio.  Interest on the outstanding balances accrues at prime less one half percent and is due quarterly.  Prime interest rate at November 8, 2004 was 4.75%.  As of November 8, 2004, the Company did not have an outstanding balance under the credit facility.

Working capital increased at September 30, 2004 to $27.1 million compared to $21.9 million at December 31, 2003.   Approximately 30% of the Company's current assets are comprised of accounts receivable.  Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on the Company's relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote the Company's brand name and to assure adequate product availability, often to coincide with planned promotions or advertising campaigns.  Although a significant amount of the Company's sales are not affected by these terms, the extended terms do have a negative impact on the Company's financial position and liquidity.  The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company's financial condition.  The Company generates cash flow from operations primarily by collecting outstanding trade receivables.  Because the Company has limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, the Company would have a limited amount of funds available to further expand production until such time as the Company could collect a significant portion of the trade receivables.  If the Company's cash needs in the near term exceed the available cash and cash equivalents on hand, and the available borrowing under the credit facility, the Company would be required to obtain additional financing or limit expenditures to the extent of available cash on hand, all of which could significantly adversely effect the Company's current growth plans and result in a material adverse effect on the Company's results of operations, financial condition and/or liquidity.

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

Our listing on the OTCBB could adversely affect the ability or willingness of investors to purchase the common stock, which, in turn, would likely severely affect the market liquidity of the Company's securities.  Given the current market price for the Company's common stock and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock.

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

Uncertainty Regarding Continuation of Profitability

While the Company generated income during the year ended December 31, 2003 and the nine months ended September 30, 2004, it has not done so historically.  There can be no assurance that the Company will be able to increase or maintain revenues or continue such profitability on a quarterly or annual basis in the future.  An inability to continue such improvements in the Company's financial performance could jeopardize the Company's ability to develop, enhance, and market products, retain qualified personnel, and take advantage of future opportunities or respond to competitive pressures.

Competition

The golf club market is highly competitive.  The Company competes with a number of established golf club manufacturers, some of which have greater financial and other resources than the Company.  The Company's competitors include Callaway Golf Company, adidas-Salomon AG (Taylor Made - adidas Golf), Nike, Inc. (Nike Golf), Fortune Brands, Inc. (Titleist and Cobra) and Karsten Assembly Company (PING), among others.  The Company competes primarily on the basis of performance, brand name recognition, quality and price.  The Company believes that its ability to market its products through multiple distribution channels, including on- and off- course golf shops and other retailers, is important to the manner in which the Company competes.  The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors, including, among others, advertising, media, promotions and product endorsements.  These preferences may also be subject to rapid and unanticipated changes.  The Company could face substantial competition from existing or new competitors who introduce and successfully promote golf clubs that achieve market acceptance.  Such competition could result in significant price erosion or increased promotional expenditures, either of which could have a material adverse effect on the Company's business, operating results and/or financial condition.  There can be no assurance that Adams Golf will be able to compete successfully against current and future sources of competition or that its business, operating results and/or financial condition will not be adversely affected by increased competition in the markets in which it operates.

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

The Company believes that acceptance of its products by touring professionals is an important aspect of its marketing strategy and ultimately validates the products in the mind of the consumer.  In the past, the Company has entered into endorsement arrangements with certain members of the PGA Tour and the Champions PGA Tour, including Tom Watson, D.A. Weibring, Larry Nelson and other notable players.  The loss of one or more of these endorsement arrangements could adversely affect the Company's marketing and sales efforts and, accordingly, its business, operating results or financial condition.  From time to time, the Company is negotiating with and signing endorsement contracts with either existing or new tour players.  As is typical in the golf industry generally, the agreements with these professional golfers do not necessarily require that they use the Company's golf clubs at all times during the terms thereof, including, in certain circumstances, at times when the Company is required to make payments to them.  The failure of certain individuals to use the Company's products on one or more occasions has resulted in negative publicity involving the Company.  While the Company does not believe this publicity has resulted in any significant erosion in the net sales of the Company's products to date, no assurance can be given that the Company's business would not be adversely affected in a material way by further such publicity or by the failure of its known professional endorsers to carry and use the Company's products.

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

Unauthorized Distribution and Counterfeit Clubs

Despite the Company's efforts to limit its distribution to selected retailers, some quantities of the Company's products have been found in unapproved outlets or distribution channels, including unapproved retailers conducting business on common internet auction sites.  The existence of a "gray market" in the Company's products can undermine the sales of authorized retailers and foreign wholesale distributors who promote and support the Company's products and can injure the Company's image in the minds of its customers and consumers.  Adams Golf makes efforts to limit or deter unauthorized distribution of its products, but does not believe the unauthorized distribution of its products can be totally eliminated.  The Company does not believe that the unauthorized distribution of its clubs has had, or will have, a material adverse effect on the Company's results of operations, financial condition or competitive position, although there can be no assurance as to future results.

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

Item 4.  Controls and Procedures

The Company evaluated, under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.  In addition, it is the Company's policy to not participate in off-balance sheet transactions, including but not limited to special purpose entities.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints alleged that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) threatened the Company's long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interests and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint.   Plaintiffs appealed.  On August 25, 2004, the appellate court affirmed the dismissal of plaintiffs claims relating to oversupply of retail inventory, while reversing the claims relating to the impact of gray market sales and remanding those claims for further proceedings.

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
ADAMS GOLF, INC.

Date: November 10, 2004	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President

Date: November 10, 2004	By: /S/ ERIC LOGAN
Eric Logan
Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2004	By: /S/ PAMELA J. HIGH
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