Form 10-K
period 2004-12-31
ADAMS GOLF INC
filed 2005-03-21
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant at June 30, 2004 was $16,954,294 based on the closing sales price of $1.27 per share of the Registrant's Common Stock on the OTC Bulletin Board.

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, was 22,600,153 on March 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant's definitive proxy statement, which will be filed on or before April 30, 2005, for the Annual Meeting of Stockholders to be held on May 24, 2005.

ADAMS GOLF, INC.
FORM 10-K
TABLE OF CONTENTS

PART I
	Item 1.	Business	Page 2
	Item 2.	Properties	Page 10
	Item 3.	Legal Proceedings	Page 10
	Item 4.	Submission of Matters to a Vote of Security Holders	Page 11

PART II
	Item 5.	Market for Registrant's Common Equity and Related Stockholders Matters	Page 11
	Item 6.	Selected Financial Data	Page 12
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 13
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	Page 27
	Item 8.	Financial Statements and Supplementary Data	Page 27
	Item 9	Changes in Disagreements with Accountants and Accounting and Financial Disclosure	Page 28
	Item 9A.	Controls and Procedures	Page 28
	Item 9B.	Other Information	Page 29

PART III
	Item 10	Directors and Executive Officers of the Registrant	Page 29
	Item 11	Executive Compensation	Page 29
	Item 12	Security Ownership of Certain Beneficial Owners and Management	Page 29
	Item 13	Certain Relationships and Related Transactions	Page 29
	Item 14	Principal Accounting Fees and Services	Page 29

PART IV
	Item 15	Exhibits , Financial Statement Schedules and Report on Form 8-K	Page 30

Important Notice to Investors: Statements made in this Annual Report on Form 10-K (this "Annual Report") that relate to future plans, events, liquidity, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995.  These statements are based upon current information and expectations.  Actual results may differ materially from those anticipated as a result of certain risks and uncertainties.  For details concerning these and other risks and uncertainties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Risks," as well as the Company's other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission ("SEC") from time to time.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential commercial information.  Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by analysts and any reports issued by such analysts are not the responsibility of the Company.  Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

Item 1.  Business

General

Founded in 1987, Adams Golf, Inc. (the “Company” or “Adams Golf”) initially operated as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation.  Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the Ovation Fairway woods and drivers, Redline RPM drivers and fairway woods, the Adams Golf Idea, A1 and A1 Pro Irons and Idea i-Woods, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, the Tight Lies GT and GT2 irons and i-Woods, the Tom Watson signature series of wedges, and certain accessories. The Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries, agencies and distributorships.

Segments and Products

Adams Golf operates in a single segment within the golf industry (golf clubs and accessories) and offers more than one class of product within that segment.  The Company currently offers the following classes of products:

Drivers

The Company currently offers a variety of different models based on the shape, size and material used in the club head.  The Company's current driver heads are made of titanium, stainless steel, and carbon fiber depending on the model.  In November 2004, the Company introduced the Redline RPM series of drivers, which offers a 460cc titanium head with a carbon fiber crown.  This head is designed to maximize the distance, forgiveness and accuracy of the drive.  Xface ™ engineering on the driver face helps expand the "hot" zone on the face.  The Redline RPM is available in a variety of lofts and with a 60-gram graphite shaft.  In addition to the new Redline RPM, Adams Golf continues to offer the 460cc all-titanium Redline driver, GT410 driver with a 410cc head, and GT 363 with a 363cc head.

Fairway Woods

The Company currently offers a variety of fairway wood designs, all of which incorporate the "upside down" head shape of the Company's most successful product line to date, the Tight Lies fairway woods.  In January 2004, the Company introduced the new Ovation fairway woods.  The Ovation woods are designed to combine maximum performance and forgiveness to achieve an incredibly easy to hit fairway wood.  The Ovation has a low center of gravity and high launch with low spin enabling a player to get the ball high into the air and achieve greater distance.  In addition, in November 2004, the Company introduced its new Redline RPM series of fairway woods, which is available in a titanium head with a carbon fiber crown or stainless steel head.  The Redline RPM fairway wood offers the selection of either a titanium or stainless steel head that provides a high performance face designed to offer maximum distance and ease in hitting from all lies.  Redline RPM Fairway woods are offered in a variety of lofts with a 75-gram graphite shaft.  The Company also offers the Tight Lies GT stainless steel fairway woods line, which incorporates a "thin-faced" design to deliver maximum distance and playability.  The Company also offers the Tight Lies Idea i-Wood and the GT i-Wood, which are hybrid utility clubs designed to combine the distance of a long iron with the playability of a fairway wood.  The Company also continues to offer its original Tight Lies fairway woods.

Irons

The Company currently sells several sets of irons under the Idea brand name.  Idea irons utilize Idea i-Woods — a hybrid club that is part iron and part wood — for long irons.  Idea i-Woods are designed to combine fairway wood distance with the control and accuracy of an iron.  Oversized hollow back irons are utilized for the mid irons.  The center of gravity of hollow backed irons is placed low and to the back to deliver distance and accuracy.  The short irons are oversized cavity back irons, which are designed for maximum control and feel.  This hybrid set of Idea irons was designed to be truly easy to hit.  In the third quarter of 2003, the Company extended the Idea Product line to include the A1 and A1 Pro irons.  The A1 is designed for the mid range handicap player, and includes a 3 and 4 i-wood and 5 through pitching wedge irons.  The A1 Pro irons are designed for the highly skilled player and have 9 clubs in a set, including a 2 i-wood and 3 through pitching wedge irons.

Wedges and Other

As a complement to the Idea irons, Adams Golf offers the Tom Watson signature wedges with a classic profile.  The Company also offers a line of golf bags, hats and other accessories.

Percentage of Net Sales by Product Class

	2004	2003	2002

Drivers	19.6%	21.6%	26.2%
Fairway Woods	38.1	34.0	47.5
Irons	39.7	39.9	19.8
Wedges and Other	2.6	4.5	6.5

Total	100.0%	100.0%	100.0%

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

Design and Development

The Company's design and development team is responsible for developing, testing and introducing new technologies and product designs.  This team is currently led by Tim Reed, Vice President-Research and Development.  Prior to joining the Company, Mr. Reed spent over 18 years in the golf industry and, most notably, was responsible for all new product introductions at TearDrop Golf Company, which included TearDrop Putters and Tommy Armour and Ram brand golf clubs.  Barney Adams, the Company's founder, Chairman and inventor of the Tight Lies fairway woods, consults with Adams Golf's in-house design development team.

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

Patent Review - The Company considers patent protection for its technologies and product designs to be an important part of its development strategy; however, the Company may not seek patent protection for some of its technologies or product designs.  The Company and its patent attorneys conduct a search of prior art and existing products to determine whether a new product idea may be covered by an existing patent.  Patent review, depending upon the complexity of the design involved, generally requires between one and six months to complete; however, this stage of product development typically occurs in conjunction with one or more of the other three R&D steps.

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

The Company's research and development expenses were approximately $1,847,000, $1,721,000 and $1,368,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Patents

The Company's ability to compete effectively in the golf club market may depend on its ability to maintain the proprietary nature of its technologies and products.  As of the date hereof, the Company holds 18 U.S. patents relating to certain of its products and proprietary technologies and has six patent applications pending.  Assuming timely payment of maintenance fees, if any, the Company expects that the 18 currently issued patents will expire on various dates between 2009 and 2020.  The Company holds patents with respect to the design of the Tight Lies fairway wood, the SC Series driver, the Tight Lies Idea and GT irons, including the Company's graphite tipped (GT) shaft, and the Tight Lies ST fairway wood and driver heads.  There can be no assurance, however, as to the degree of protection afforded by these or any other patents held by the Company or as to the likelihood that patents will be issued from the pending patent applications.  Moreover, the Company's patents may have limited commercial value or may lack sufficient breadth to adequately protect the aspects of the Company's products to which the patents relate.  As of the date hereof, the Company holds one foreign patent and has four foreign patent applications pending.  The U.S. patents held by the Company do not preclude competitors from developing or marketing products similar to the Company's products in international markets.

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

The Company outsources substantially all of its assembly processes to a third-party service provider.  The service provider is compensated on a per piece basis for each golf club assembled.  All products assembled by the service provider continue to be subject to the same quality control and product specification requirements previously instituted by the Company. Management believes that, in addition to certain other benefits, outsourcing its assembly process to a third party reduces costs associated with seasonal production requirements, in addition to providing certain other benefits.

As part of the Company's quality control program, the Company periodically reviews the quality assurance programs at the manufacturing facilities of its component part suppliers to monitor adherence to design specifications.  In addition to the quality assurance conducted by the suppliers at their facilities, the Company also conducts random samples and performs testing of products received from the suppliers or produced at the Company's facility to ensure consistency with the Company's design specifications.

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

Endemic Advertising - The Company's primary advertising efforts focus on golf-specific advertising, which include advertising with television commercials that run during golf tournaments, and advertising in golf-related magazines and certain newspapers.  The Company also sponsors a number of developmental professional tours and selected golf tournaments.

Promotional Activities - The Company engages in a variety of promotional activities to sell and market its products.  Such activities have included consumer sweepstakes and promotional giveaways with certain purchases.

Relationships with Professional Golfers - The Company has entered into endorsement contracts with professional golfers on the PGA and Champions PGA Tours and believes that having a presence on these tours promotes the image of its product lines and builds brand awareness.  In January 2005, the Company entered into a five year endorsement agreement with Tom Watson, which will expire on December 31, 2009.  Under the terms of the agreement, Mr. Watson is entitled to an annual retainer and bonuses contingent on the levels of his performance in golf events.  In exchange for the compensation noted above, Mr. Watson must meet and maintain certain performance requirements, which include, but are not limited to, exclusive use of the Company's products, participation in a minimum number of events and feedback on performance of the Company's products.  In addition to the agreement with Mr. Watson, the Company has entered into endorsement agreements with other well-known professionals such as Larry Nelson, D.A. Weibring, Allen Doyle, Tom Jenkins, Des Smith, Rodger Davis and Jose Maria Canizares, which expire at various dates through 2005 and require the use of certain of the Company's products.

Markets and Methods of Distribution

The Company's net sales are primarily derived from sales to on- and off- course golf shops, sporting goods retailers, mass merchants and, to a lesser extent, international distributors.  No assurances can be given that demand for the Company's current products or the introduction of new products will allow the Company to achieve historical levels of sales in the future.

Sales to Retailers - The Company sells a majority of its products to selected retailers.  The Company believes its selective retail distribution strategy helps its retailers maintain profitable margins and maximize sales of the Company's products.  For the year ended December 31, 2004, sales to U.S. specialty retailers, mass merchants, sporting goods retailers, and on course accounts accounted for approximately 89% of the Company's total net sales, as compared to approximately 88% for the year ended December 31, 2003.  As products mature, they may be sold to alternative channels of distribution, which are not in direct competition with selected retailers for premier product lines.

Adams Golf maintains a field sales staff that at February 25, 2005 consisted of 41 independent sales representatives, three regional vice presidents, a key accounts director and a regional sales manager, who are in regular personal contact with the Company's retail accounts (approximately 4,000 retailers).  These sales representatives, sales managers and regional vice presidents are supported by nine inside sales representatives who maintain contact with the Company's retailers nationwide.  The inside sales representatives also serve in a customer service capacity as the Company believes that superior customer service can significantly enhance its marketing efforts.

International Sales - International sales are made primarily in Europe, Canada, Japan and other Asian countries.  International sales in Canada are made through an agency relationship.  Commencing January 1, 2002, sales in Japan are made through an independent distributor.  Prior to that date, sales were made through a wholly-owned subsidiary of the Company.  Commencing November 1, 2002, sales in the United Kingdom are made through an independent distributor.  International sales to other countries throughout the world are made through a network of approximately 30 independent distributors.  For the years ended December 31, 2004, 2003 and 2002, international sales accounted for approximately 11.4%, 12.5% and 18.3%, respectively, of the Company's net sales.

Web Site - The Company maintains a Web site at www.adamsgolf.com, which allows the visitor to access certain information about the Company's products and heritage, locate retailers, inquire into careers, access corporate information related to corporate governance and news releases, and inquire about contacting the Company directly.  The Company does not currently sell its products via its Web site.

Unauthorized Distribution of Counterfeit Clubs

Despite the Company's efforts to limit its distribution to selected retailers, some quantities of the Company's products have been found in unapproved outlets or distribution channels, including unapproved retailers conducting business on common internet auction sites.  The existence of a "gray market" in the Company's products can undermine the sales of authorized retailers and foreign wholesale distributors who promote and support the Company's products and can injure the Company's image in the minds of its customers and consumers.  Adams Golf makes efforts to limit or deter unauthorized distribution of its products, but does not believe the unauthorized distribution of its products can be totally eliminated.  The Company does not believe that the unauthorized distribution of its clubs has had, or will have, a material adverse effect on the Company's results of operations, financial condition or competitive position, although there can be no assurance as to future effects resulting from the unauthorized distribution of its products.

In addition, the Company is occasionally made aware of the existence of counterfeit copies of its golf clubs, particularly in foreign markets.  The Company takes action in these situations through local authorities and legal counsel where practical.  The Company does not believe that the availability of counterfeit clubs has had or will have a material adverse effect on the Company's results of operations, financial condition and/or competitive position, although there can be no assurance as to future effects resulting from the unauthorized distribution of its products.

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

In addition to extended payment terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  The Company's inventory balances were approximately $11,558,000 and $8,058,000 at December 31, 2004, and 2003, respectively.  The increase in inventory levels over these dates is primarily a result of incremental purchasing of inventory for recently introduced product lines and extended payment terms negotiated with vendors.

Major Customers

The Company is currently dependent on six customers, which collectively comprised approximately 26.4% of net revenues for the year ended December 31, 2004.  Of these customers one customer individually represented greater than 5% of net revenues for the year ended December 31, 2004, and no customers represented greater than 10% of net revenues for the year ended December 31, 2004.  For the year ended December 31, 2003, eight customers comprised approximately 24.9% of net revenue, of which only one customer represented greater than 5% but less than 10%.  For the year ended December 31, 2002, six customers comprised approximately 24.4% of net revenue, of which only one customer represented greater than 5% but less than 10%.  The loss of an individual customer or a combination of these customers would have a material adverse effect on the Company's consolidated revenues, results of operations, financial condition and competitive market position.

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

Backlog

The amount of the Company's backlog orders at any particular time is affected by a number of factors, including seasonality and scheduling of the manufacturing and shipment of products.  At February 25, 2005, the Company had current backorders of $449,000, or 0.8% of total net sales for 2004, and orders to be fulfilled at a future date, not to exceed the current year, of $2,411,000, or 4.2% of total net sales for 2004.  At February 25, 2004, the Company had current backorders of $922,000, or 1.8% of total net sales for 2003, and orders to be fulfilled at a future date, not to exceed the current year, of $2,025,000, or 4.0% of total net sales for 2003.  The current decrease in backorders is a result of improved product fulfillment resulting from inventory availability. The increase in orders to be fulfilled at a future date is a result of the recent product introductions of the Redline RPM and Ovation drivers.  Management does not anticipate that a significant level of orders will remain unfilled within the current fiscal year.  Management has concluded that, for this purpose, a backlog of greater than 10% of total annual net sales would be significant.   In addition, the Company believes that the amount of its backlog is not an appropriate indicator of levels of future sales.

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

The introduction of new products by the Company or its competitors can be expected to result in closeouts of existing inventories at both the wholesale and retail levels.  Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices.  As the new Ovation Fairway woods and Redline RPM product line of fairway woods and drivers were introduced, older product lines such as the original Tight Lies, Redline fairway woods and drivers and Tight Lies GT fairway woods and drivers experienced reductions in price at both wholesale and retail levels.

Domestic and Foreign Operations

Domestic and foreign net sales for the years ended December 31, 2004, 2003 and 2002 were comprised as follows:

	2004		2003		2002

Domestic	$50,301,000	88.6%	$44,538,000	87.5%	$30,995,000	81.7%
Foreign	6,461,000	11.4	6,341,000	12.5	6,922,000	18.3

Total	$56,762,000	100.0%	$50,879,000	100.0%	$37,917,000	100.0%

Employees

At February 25, 2005, the Company had 82 full-time employees including 23 engaged in order fulfillment, 14 in research and development and quality control, 9 in sales support and 36 in management and administration.  The Company's employees are not unionized.  Management believes that its relations with its employees are good.

Item 2.   Properties

The Company's administrative offices and assembly facilities currently occupy approximately 65,000 square feet of space in Plano, Texas.  This facility is leased by the Company pursuant to a lease agreement expiring in 2008 and may be extended for an additional five years.  The Company maintains the right to terminate the lease if it moves to a larger facility owned by the current lessor.  The Company believes that these facilities will be sufficient for the foreseeable future.

Item 3.   Legal Proceedings

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints alleged that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) threatened the Company's long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interest and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint.  Plaintiffs appealed.  On August 25, 2004, the appellate court affirmed the dismissal of plaintiffs' claims relating to oversupply of retail inventory, while reversing the dismissal of the claims relating to the impact of gray market sales and remanding those claims for further proceedings.  This case is now in the discovery phase in the district court and a date of June 1, 2005 has been set for mediation.

The Company maintains directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against the Company or its directors and officers.

On December 30, 2004, the Company reported through a Form 8-K filing that the Company had uncovered evidence suggesting a former employee embezzled funds in the approximate amount of $970,000, which were materially expensed in the year such funds were embezzled.  The Company has involved its Audit Committee, its external auditors and outside legal counsel and believes that the extent of the fraud has been identified.  The Company's insurance carrier is processing the claim under the Company's crime policy and the Company believes that there is sufficient coverage to recoup losses and that it should be awarded a full recovery.  However, no assurances can be made as to the ability to fully recover any or all losses or the ultimate effect that potential recovery will have on the financial statements.  The possibility remains that the Company may need to initiate proceedings against the former employee to recover any amounts not covered by the insurance carrier.

In November of 2004, an employee of a third party subcontracting company has a fatal injury while working in the Company's warehouse in Plano, Texas.  The decedent's family has initiated a lawsuit naming both the Company and the decedent's employer.  The Company carries general liability insurance; however, there can be no assurances that the policy will cover any or all of the Company's liabilities, if any exist, arising out of the accident.  The lawsuit is currently in its discovery phase, and as such the Company can not reasonably assess what, if any, damages the Company may be liable for in connection with this proceeding.

At this time it is not possible to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, that the Company might incur in connection with the above actions.

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

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is currently listed and traded on the OTC Bulletin Board ("OTCBB") under the symbol "ADGO.OB."  The prices in the table below represent the quarterly high and low sales price for the Company’s common stock as reported by OTCBB.  All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
2004

First Quarter	$1.40	$0.72
Second Quarter	1.75	1.19
Third Quarter	1.35	1.00
Fourth Quarter	1.44	1.03

2003

First Quarter	$0.47	$0.24
Second Quarter	0.50	0.30
Third Quarter	0.47	0.33
Fourth Quarter	0.82	0.40

On March 15, 2005, the last reported sale price of the common stock on the OTCBB was $1.60 per share.  At March 15, 2005 Adams Golf, Inc. had approximately 5,000 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

Effective May 22, 2003, the Company's securities were no longer listed with the Nasdaq Stock Market.  The Company's stock is now being traded using the OTCBB.  The OTCBB is a regulated quotation service that displays real-time quotes, last-sales prices and volume information for eligible securities.

The Company's listing on the OTCBB could adversely affect the ability or willingness of investors to purchase the common stock, which, in turn, would likely severely affect the market liquidity of the Company's securities.  Given the current market price for the Company's common stock and the state of the capital markets generally, the Company does not expect that it would be able to raise funds through the issuance of our capital stock.

No dividends have been declared or paid relating to the Company's common stock, nor does the Company anticipate declaring dividends in the foreseeable future.

Equity Plan Compensation Information:

The following table sets forth information at December 31, 2004 regarding compensation plans under which the Company's equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,496,978	$0.09	1,242,544
Equity compensation plans not approved by security holders	—	n/a	—
Total	6,496,978	$0.09	1,242,544

Item 6.   Selected Financial Data

The selected financial data presented below is derived from the Company's consolidated financial statements for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.  The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and related notes, and other financial information included elsewhere in this document.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:

Net Sales(1)	$56,762	$50,879	$37,917	$47,655	$41,677
Operating income (loss)	3,100	2,137	(8,903)	(13,185)	(38,509)
Net income (loss)	$3,078	$2,003	$(8,925)	$(13,409)	$(37,241)

Income (loss) per common share (2) : Basic	$0.14	$0.09	$(0.40)	$(0.60)	$(1.66)
Diluted	$0.12	$0.08	$(0.40)	$(0.60)	$(1.66)

Weighted average common shares (2):
Basic	22,554	22,480	22,480	22,480	22,480
Diluted	26,144	24,533	22,480	22,480	22,480

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:

Total assets	$38,378	$30,054	$26,438	$34,810	$47,786
Total debt (including current maturities)	—	—	—	—	—
Stockholders' equity	$26,438	$22,228	$19,476	$27,622	$41,252

(1)	See Note 1 (t) of Notes to Consolidated Financial Statements for information concerning classification of certain promotional and advertising costs
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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Annual Report contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  The statements include, but are not limited to: statements concerning the potential benefits to be achieved from our internal restructurings, statements regarding pending litigation, statements regarding liquidity and our ability to increase revenues or achieve satisfactory operational performance, statements regarding our ability to satisfy our cash requirements and our ability to satisfy our capital needs, including cash requirements during the next twelve months, statements regarding our ability to manufacture products commercially acceptable to consumers and, statements using terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe".  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

—	Product development difficulties;
—	Product approval and conformity to governing body regulations;
—	Assembly difficulties;
—	Product introductions;
—	Patent infringement risks;
—	Uncertainty of ability to protect intellectual property rights;
—	Market demand and acceptance of products;
—	The impact of changing economic conditions;
—	The future market for our capital stock;
—	The success of our marketing strategy;
—	Our dependence on a limited number of customers;
—	Business conditions in the golf industry;
—	Reliance on third parties, including suppliers;
—	The impact of market peers and their respective products;
—	The actions of competitors, including pricing, advertising and product development risks concerning future technology;
—	The management of sales channels and re-distribution;
—	The uncertainty of the results of pending litigation;
—	The adequacy of the allowance for doubtful accounts and obsolete inventory; and
—	The impact of operational restructuring on operating results and liquidity and one-time events and other factors detailed in this report under "Business Risks" below.

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

Overview

Founded in 1987, Adams Golf operated initially as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation.  Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the Redline RPM fairway woods and drivers, Ovation fairway woods and drivers, the Adams Golf Idea, A1 and A1 Pro Irons and i-Woods family, the Redline family of fairway woods and drivers, the Tight Lies family of fairway woods, the Tight Lies GT and GT2 irons and i-Woods, the Tom Watson signature series of wedges, and certain accessories.

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

As part of the Company's quality control program, the Company periodically reviews the quality assurance programs at the manufacturing facilities of its component part suppliers to monitor adherence to design specifications.  Upon arrival at the Company's facilities in Plano, Texas, the components used in the Company's clubs are again checked to ensure consistency with the Company's design specifications.  Golf clubs are then assembled using the appropriate component parts.

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

The Company could, in the future, experience shortages of components or periods of increased price pressures, which could have a material adverse effect on the Company's business, results of operations, financial position and/or liquidity.  To date, the Company has not experienced any material interruptions in supply from any supplier.

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

   Inventories

Inventories are valued at the lower of cost or market and primarily consist of finished golf clubs and component parts.  Cost is determined using the first-in, first-out method.  The inventory balance, which includes material, labor and assembly overhead costs, is recorded net of an estimated allowance for obsolete inventory.  The estimated allowance for obsolete inventory is based upon management's understanding of market conditions and forecasts of future product demand.  If the actual amount of obsolete inventory significantly exceeds the estimated allowance, the Company's costs of goods sold and gross profit and resulting net income or loss would be significantly adversely affected.

   Revenue Recognition

The Company recognizes revenue when the product is shipped.  At that time, the title and risk of loss transfer to the customer, and collectability is reasonably assured.  Collectability is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.  Additionally, an estimate of product returns and warranty costs are recorded when revenue is recognized.  Estimates are based on historical trends taking into consideration current market conditions, customer demands and product sell through.  The Company also records estimated reductions in revenue for sales programs such as co-op advertising and spiff incentives.  Estimates in the sales program accruals are based on program participation and forecast of future product demand.  If actual sales returns and sales programs significantly exceed the recorded estimated allowances, the Company's sales would be adversely affected.  The Company recognizes deferred revenue as a result of sales that have extended terms and a right of return of the product under a specified program.  Once the product is paid for, the Company then records revenue.

   Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances and aging, the customer's financial condition and current economic conditions.  If a significant number of customers with significant receivable balances in excess of the allowance fail to make required payments, the Company's operating results would be significantly adversely affected.  Based on management's assessment, the Company provides for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  The Company generally does not require collateral.

   Product Warranty

The Company's golf equipment is sold under warranty against defects in material and workmanship for a period of one year with the exception of the graphite tipped (GT) and BiMatrx steel tipped (ST) shafts which carry a five year warranty.  An allowance for estimated future warranty costs is recorded in the period products are sold.  In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product.  If the actual amount of warranty claims significantly exceeds the estimated allowance, the Company's costs of goods sold and gross profit and resulting net income or loss would be significantly adversely affected.

   Income Taxes

The Company accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses and other deferred tax assets through December 31, 2002 will be realized.  Accordingly, the Company has recognized a valuation allowance equal to the entire deferred income tax asset.

   Impairment of Long-Lived Assets

The Company follows the guidance in SFAS ("Statement of Financial Accounting Standards") 144 in reviewing long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the year ended December 31, 2004, there was no impairment of long-lived assets.

Key Performance Indicators

The Company's management team has defined and tracks performance against several key sales, operational and balance sheet performance indicators.  Key sales performance indicators include, but are not limited to the following:

—	Daily sales by product group
—	Daily sales by geography
—	Sales by customer channel
—	Gross margin performance

Tracking these sales performance indicators on a regular basis allows the Company to understand whether it is on target to achieve its internal sales plans.

Key operational performance indicators include, but are not limited to the following:

—	Product returns (dollars and percentage of sales)
—	Product credits (dollars and percentage of sales)
—	Units shipped per man-hour worked
—	Orders shipped on time
—	Expenses by department
—	Freight cost by mode (dollars and dollars per unit)

Tracking these operational performance indicators on a regular basis allows the Company to understand whether it will achieve its expense targets and efficiently satisfy customer demand.

Key balance sheet performance indicators include, but are not limited to the following:

—	Days of sales outstanding
—	Days of inventory (at cost)
—	Days of payables outstanding

Tracking these balance sheet performance indicators on a regular basis allows the Company to understand its working capital performance and forecast cash flow and liquidity.

Results of Operations

The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	50.4	53.6	69.4
Gross profit	49.6	46.4	30.6
Operating expenses:
Research and development expenses	3.3	3.4	3.6
Selling and marketing expenses	28.3	27.6	29.0
General and administrative expenses	12.6	11.8	19.2
Restructuring expense	—	(0.5)	2.2
Total operating expenses	44.2	42.3	54.0
Operating income (loss)	5.4	4.1	(23.4)
Interest income, net	0.1	(0.0)	0.1
Other income (expense), net	0.2	0.1	(0.6)
Income (loss) before income taxes	5.7	4.2	(23.9)
Income tax expense (benefit)	0.3	0.3	(0.4)
Net income (loss)	5.4%	3.9%	(23.5)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Total net sales increased to $56.8 million for the year ended December 31, 2004 from $50.9 million for the comparable period of 2003 primarily resulting from successful product introductions and customer acceptance of the Idea Irons, Ovation fairway woods and Redline and Redline RPM woods and drivers.  Net sales of drivers increased to $11.1 million, or 19.6% of total net sales, for the year ended December 31, 2004 from $11.0 million, or 21.6% of total net sales, for the comparable period of 2003.  A large portion of the driver net sales for the year ended December 31, 2004 was generated by the Redline product line, introduced in January 2003, which was partially offset by lower sales of maturing product lines.  Net sales of irons increased to $22.5 million, or 39.7% of total net sales, from $20.3 million, or 39.9% of total net sales, for the years ended December 31, 2004 and 2003, respectively, primarily generated from sales of the Company's Idea irons and integrated iron sets.  Net sales of fairway woods increased to $21.6 million, or 38.1% of total net sales, from $17.3 million, or 34.0% of total net sales, for the years ended December 31, 2004 and 2003, respectively, primarily resulting from the net sales generated from the recently introduced Ovation fairway woods.

For the year ended December 31, 2004, one customer individually represented greater than 5% but less than 10% of total net sales. Should this customer or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.

Net sales of the Company's products outside the U.S. increased to $6.5 million, or 11.4% of total net sales, from $6.3 million, or 12.5% of total net sales, for the years ended December 31, 2004 and 2003, respectively.

Cost of goods sold increased to $28.6 million, or 50.4% of total net sales, for the year ended December 31, 2004 from $27.3 million, or 53.6% of total net sales, for the comparable period of 2003.  The decrease as a percentage of total net sales is primarily due to changes in the product mix.

Selling and marketing expenses increased to $16.1 million for the year ended December 31, 2004 from $14.0 million for the comparable period in 2003.  The increase is primarily the result of increased commissions expenses associated with a 12% increase in revenues ($0.5 million) coupled with additional advertising related costs of $1.5 million.   Compensation expenses (not related to commissions) were higher by $0.1 million.

General and administrative expenses, including provisions for bad debts, increased to $7.2 million for the year ended December 31, 2004 from $6.0 million for the comparable period in 2003.  The increase in administrative related costs is attributable to the increase in compensation expenses of $0.8 million and an increase in bad debt reserves of $0.7 million.  Although collections on healthy accounts have improved, the risk of uncertainty in collectablility of unfavorable accounts has resulted in an increase in bad debt reserves.  Depreciation expense also decreased by $0.7 million due to the fact that many of the Company's fixed assets were purchased in 1998 and were fully depreciated by 2003.

Research and development expenses, primarily consisting of costs associated with development of new products, were $1.8 million and $1.7 million for the years ended December 31, 2004 and 2003, respectively.

The Company's inventory balances were approximately $11.6 million and $8.1 million at December 31, 2004 and 2003, respectively.  The increase in inventory levels is primarily a result of the increased purchasing related to the newly released product lines launched in November 2004 and February 2005 in addition to improved payment terms negotiated with key vendors.

The Company's net accounts receivable balances were approximately $9.3 million and $10.4 million at December 31, 2004 and 2003, respectively.  The decrease is primarily due to improved collection efforts on healthy accounts, partially offset by increased bad debt reserves on other unfavorable accounts.

The Company's accounts payable balances were approximately $3.9 million and $1.2 million at December 31, 2004 and 2003, respectively.  The increase in accounts payable is primarily associated with the extension of payment terms with key vendors.

As a result of the above, the Company reported operating income of $3.1 million for the year ended December 31, 2004 compared to $2.1 million for the year ended December 31, 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Total net sales increased to $50.9 million for the year ended December 31, 2003 from $37.9 million for the comparable period of 2002 primarily resulting from successful product introductions and customer acceptance of the Idea Irons and Redline woods and drivers.  Net sales of drivers increased to $11.0 million, or 21.6% of total net sales, for the year ended December 31, 2003 from $9.9 million, or 26.2% of total net sales, for the comparable period of 2002.  A large portion of the driver net sales for the year ended December 31, 2003 was generated by the Redline product line, introduced in January 2003, which was partially offset by lower sales of maturing product lines.  Net sales of irons increased to $20.3 million, or 39.9% of total net sales, from $7.5 million, or 19.8% of total net sales, for the years ended December 31, 2003 and 2002, respectively, primarily generated from Idea irons sales of $14.3 million.  Net sales of fairway woods decreased to $17.3 million, or 34.0% of total net sales, from $18.0 million, or 47.5% of total net sales, for the years ended December 31, 2003 and 2002, respectively.  The reduction is due primarily to lower net sales of maturing product lines partially offset by $6.1 million of net sales generated from the recently introduced Redline fairway woods.  For the year ended December 31, 2003, one customer individually represented greater than 5% but less than 10% of total net sales. Should this customer or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.

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

General and administrative expenses, including provisions for bad debts, decreased to $6.0 million for the year ended December 31, 2003 from $7.3 million for the comparable period in 2002.  The decrease in administrative related costs is attributable to the Company's operational restructuring executed during the fourth quarter of 2002 related to the UK subsidiary.  As a result of the restructuring, the Company eliminated specific administrative positions and functions which resulted in a reduction of $0.7 million in compensation related costs for the year ended December 31, 2003 compared to the same period of 2002.  Depreciation expenses also decreased by $0.3 million due to the fact that many of the Company's fixed assets were purchased in 1998 and were fully depreciated by 2002.

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

The Company's inventory balances were approximately $8.1 million and $9.1 million at December 31, 2003, and 2002, respectively.  The decrease in inventory levels is a result of improved purchasing, production and distribution of new product lines in addition to sales of maturing product lines at reduced selling prices.

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

Disclosure of Contractual Obligations

The Company is obligated to make future payments under various contracts, including equipment capital leases and operating leases.  The Company does not have any long-term debt or purchase commitment obligations.  The following table summarized the Company's contractual obligations at December 31, 2004, reported by maturity of obligation.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	66,799	36,265	30,534	—	—
Operating Lease Obligations	1,626,316	474,597	923,746	227,973	—
Purchase Obligations	—	—	—	—	—
Other Long-term Liabilities Reflected on the Registrant's Balance sheet under GAAP	449,337	—	145,222	133,247	170,868
Total	$2,142,452	$510,862	$1,099,502	$361,220	$170,868

Liquidity and Capital Resources

Cash and cash equivalents increased to $16.4 million at December 31, 2004 from $10.1 million at December 31, 2003.  The increase is primarily due to cash provided by operating activities.  During the year, accounts receivable decreased $1.1 million offset by an increase in inventory of $3.5 million.  This was coupled with an increase in accrued expenses and accounts payable of $4.2 million driven primarily by extended vendor terms.

Working capital increased at December 31, 2004 to $26.2 million compared to $21.9 million at December 31, 2003.

In February 2005, the Company signed a sixty day extension to its revolving credit agreement with Bank of Texas to provide up to $2.0 million in short term debt, which is limited to 75% of the eligible accounts receivable and 10% of eligible inventory (the inventory coverage is applicable only in the months of December, January and February).  The Company and Bank of Texas are currently in discussions and contemplating extending the term and possibly increasing the size of the facility.  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and interest coverage ratio.  Interest on outstanding balances accrues at prime less one half percent and is due quarterly.  The prime interest rate at March 15, 2005 was 5.50%.  As of March 15, 2005, the Company did not have an outstanding loan against the credit facility.

The Company's anticipated sources of liquidity over the next twelve months are expected to be cash reserves, projected cash flows from operations, and available borrowings under its credit facility.  The Company anticipates that operating cash flows and current cash reserves will also fund capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to the Company's operations if cash is needed in other areas of the Company's operations.  In addition, cash flows from operations and cash reserves will be used to support ongoing purchases of component parts for the Company's current and future product lines.  The expected operating cash flow, current cash reserves and borrowings available under its credit facility are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products that gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken steps to increase the market acceptance of these and its other products.  If the
Company's products fail to achieve appropriate levels of market acceptance, it is possible that the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings.  If the Company needs to raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders of the Company would be reduced, stockholders could experience additional dilution, or such equity securities could have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price of the Company's common stock and the state of the capital markets generally, the Company does not expect that it will be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing. There can be no assurance that financing will be available when needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the Company's only sources of funding are current cash reserves, projected cash flows from operations and up to $2.0 million of borrowings available under the Company's revolving credit facility, which was extended for sixty days from the expiration of February 2005.  The Company and Bank of Texas are currently in discussions and contemplating extending the term and possibly increasing the size of the facility.

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

New Accounting Pronouncements

In December 2004, the FASB revised SFAS No. 123, Accounting for Stock-Based Compensation, which established accounting standards for transactions where the entity exchanges equity instruments for goods and services.  The revision of this statement focuses on the accounting for transactions where the entity obtains employee services in share-based payment transactions.  This statement revision eliminates the alternative use of APB 25 intrinsic value method and requires that entities adopt the fair-value method for all share-based transactions.  This statement is effective after June 15, 2005.  The Company will adopt the provisions of this standard in the third quarter of 2005, and the Company believes that the overall impact to the financial statements will be immaterial.  The Company intends to adopt this standard on a modified prospective basis.

Business Risks

As indicated below, this Annual Report contains forward-looking statements that relate to risks and uncertainties associated with the Company and its business.  The Company's actual results may differ materially from the results discussed in the forward-looking statements.  Factors that may cause such a difference include, but are not limited to, those discussed in this section and elsewhere throughout this Annual Report and the Company’s other periodic filings.

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

Uncertainty Regarding Continuation of Profitability

While the Company generated net income during the years ended December 31, 2003 and 2004, it has not done so historically.  There can be no assurance that the Company will be able to increase or maintain revenues or continue such profitability on a quarterly or annual basis in the future.  An inability to continue such improvements in the Company's financial performance could jeopardize the Company's ability to develop, enhance, and market products, retain qualified personnel, and take advantage of future opportunities or respond to competitive pressures.

Need for Additional Capital

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months, based upon, among other things, management's estimates regarding the collectability of outstanding accounts receivable, projected cash flow from operations and anticipated expenditures.  However, no assurances can be given that the Company will have sufficient cash resources beyond twelve months.  To the extent our cash requirements or assumptions change, the Company may have to raise additional capital and/or further reduce its operating expenses, including further operational restructurings.  If the Company needs to raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders of the Company would be reduced, stockholders could experience additional dilution, and/or such equity securities could have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price for the Company's common stock and the state of the capital markets generally, the Company does not expect that it would be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing.    There can be no assurance that financing will be available if needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the only sources of funding are current cash reserves, projected cash flows from operations and up to $2.0 million of borrowings available under the Company's revolving credit facility, which was extended for sixty days from the expiration of February 2005.

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

The introduction of new products by the Company or its competitors can be expected to result in closeouts of existing inventories at both the wholesale and retail levels.  Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices.  As the new Ovation Fairway woods and Redline RPM product line of fairway woods and drivers were introduced, older product lines such as the original Tight Lies, Redline fairway woods and drivers and Tight Lies GT fairway woods and drivers experienced reductions in price at both wholesale and retail levels.

Dependence on Key Personnel and Endorsements

The Company's success depends to an extent upon the performance of its management team, which includes the Company's Chief Executive Officer and President, Oliver G. (Chip) Brewer, III, who participates in all aspects of the Company's operations, including product development and sales efforts.  The loss or unavailability of Mr. Brewer could adversely affect the Company's business and prospects.  In addition, Mr. Tim Reed joined the management team in 2001 in the capacity of Vice President of Research and Development.  Mr. Reed's inability to continue to lead his team to develop innovative products could also adversely affect the Company's business.  With the exception of the Company's Chairman of the Board of Directors, B.H. (Barney) Adams, and Mr. Brewer, none of the Company's officers and employees are bound by employment agreements, and the relations of such officers and employees are, therefore, at will.  The Company established key-men life insurance policies on the lives of Mr. Brewer and Mr. Reed; however, there can be no assurance that the proceeds of these policies could adequately compensate the Company for the loss of their services.  In addition, there is strong competition for qualified personnel in the golf club industry, and the inability to continue to attract, retain and motivate other key personnel could adversely affect the Company's business, operating results and/or financial condition.

The Company believes that acceptance of its products by touring professionals is an important aspect of its marketing strategy and ultimately validates the products in the mind of the consumer.  In the past, the Company has entered into endorsement arrangements with certain members of the PGA Tour and the Champions PGA Tour, including Tom Watson, Larry Nelson, D.A. Weibring and other notable players.  The loss of one or more of these endorsement arrangements could adversely affect the Company's marketing and sales efforts and, accordingly, its business, operating results and/or financial condition.  From time to time, the Company negotiates with and signs endorsement contracts with either existing or new tour players.  As is typical in the golf industry generally, the agreements with these professional golfers do not necessarily require that they use the Company's golf clubs at all times during the terms of the respective agreements, including, in certain circumstances, at times when the Company is required to make payments to them.  The failure of certain individuals to use the Company's products on one or more occasions has resulted in negative publicity involving the Company.  While the Company does not believe this publicity has resulted in any significant erosion in the net sales of the Company's products to date, no assurance can be given that the Company's business would not be adversely affected in a material way by further such publicity or by the failure of its known professional endorsers to carry and use the Company's products.

Change in Marketing Strategy

Before 2001, the Company relied on infomercials or broad, brand-based advertising as the cornerstone of its marketing strategy. During 2001, the Company modified its marketing strategy to focus principally on golf related events and publications.  For the years ended December 31, 2004, 2003 and 2002, the Company spent approximately $5.1 million, $3.5 million and $2.6 million, respectively, on golf related events and publications.  The Company has significantly reduced its expenditures in this category from historical periods prior to 2002.  Additionally, there can be no assurances that a fluctuation in the levels of advertising will not result in material fluctuations in the sales of the Company's products.

Source of Supply

The Company has put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure the quality of components.  The Company is continually re-evaluating existing vendors while testing potential new vendors for all the various product lines offered by the Company.  At any time, the Company may purchase a substantial majority of its volume of a specific component part from a single vendor, but the Company continually strives to maintain a primary and several secondary suppliers for each component part.  Substantially all of the Company's fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China and Taiwan.

The Company could, in the future, experience shortages of components or periods of increased price pressures, which could have a material adverse effect on the Company's business, results of operations, financial position and/or liquidity.  To date, the Company has not experienced any material interruptions in supply from any supplier.

Product Warranties

The Company provides a limited one year product warranty on all of its golf clubs with the exception of the graphite tip (GT) and BiMatrx steel tip (ST) shafts used in a variety of the Company's product lines.  These shafts carry a five year warranty for defects in quality and workmanship.  The Company closely monitors the level and nature of warranty claims, and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market.  Significant increases in the incidence of such claims may adversely affect the Company's sales and its reputation with golfers.  The Company establishes a reserve for warranty claims, which it believes is sufficient to meet future claims.  However, there can be no assurance that this reserve will be sufficient if the Company were to experience an unusually high incidence of problems with its products.

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

In addition to extended payment terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  The Company's inventory balances were approximately $11,558,000 and $8,058,000 at December 31, 2004 and December 31, 2003, respectively.

Certain Risks of Conducting Business Abroad

The Company imports a significant portion of its component parts, including heads, shafts, headcovers, and grips from companies in China, Taiwan and Mexico.  In addition, the Company sells its products to certain distributors located outside the United States.  The Company's international business is currently centered in Canada, Europe and Asia, and management intends to focus its international efforts through agency and distributor relationships.  The Company's business is subject to the risks generally associated with doing business abroad, such as foreign government relations, foreign consumer preferences, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and exchange rates in countries in which the Company purchases components or sells its products.  Recent foreign events, including, without limitation, continuing U.S. military operations and the resulting instability in Iraq, could potentially cause a delay in imports or exports due to heightened security with customs.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to its cash equivalents.

	December 31, 2004
	Carrying	Fair
	Value	Value
	(Dollars in thousands)
Cash equivalents
Fixed rate	$16,367	$16,367
Average interest rate	1.13%

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

Item 9.   Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

Not Applicable.

Item 9A.  Controls and Procedures

Introduction

"Disclosure Controls and Procedures" are defined in Exchange Act Rules 13a - 15(e) and 15d - 15 (e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the SEC's rules and forms.  Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

"Internal Control Over Financial Reporting" is defined in Exchange Act Rules 13a - 15(f) and 15d - 15(f) as a process designed by, or under the supervision of, an issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  It includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer's assets that could have a material adverse effect on the financial statements.

The Company has endeavored to design its Disclosure Controls and Procedures and Internal Controls Over Financial Reporting to provide reasonable assurances that their objectives will be met.  All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error, lack of knowledge or awareness, and the possibility of intentional circumvention of these controls.  Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect.  As a result, no assurances can be made that the Company's control system will detect every error or instance of fraudulent conduct, including an error or instance of fraudulent conduct, which could have a material adverse impact on the Company's operations or results.

Internal Controls Over Financial Reporting

On December 30, 2004, the Company reported that it had uncovered evidence suggesting that a former employee embezzled funds in the approximate amount of $970,000.  The Company involved its external auditors, Audit Committee and outside legal counsel to confirm its preliminary determination of impropriety.  The Company believes that it has found the extent of the fraud, which was perpetrated by a single individual during the period of May 2001 through November 2004, when the employee was terminated.

On or before December 31, 2004, the Company implemented improvements to certain internal controls, specifically, the process by which bad debt expense is authorized and approved, and procedures to restrict unauthorized user access to electronic data.  The Company continues to improve upon its system of internal controls; however, no assurances can be made that its controls and procedures will prevent future errors or fraudulent activity.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its Disclosure Controls and Procedures as of December 31, 2004.  Based on this evaluation, and taking into account the implementation of the control modifications mentioned above, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's Disclosure Controls and Procedures as of December 31, 2004 were designed to ensure that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared, and that the Company's Disclosure Controls and Procedures were effective.

In addition, it is the Company's policy to not participate in off-balance sheet transactions, including but not limited to special purpose entities.

Item 9B.  Other Information

In February 2005, the Company signed a sixty day extension to its revolving credit agreement with Bank of Texas to provide up to $2.0 million in short term debt, which is limited to 75% of the eligible accounts receivable and 10% of eligible inventory (the inventory coverage is applicable only in the months of December, January and February).   The Company and Bank of Texas are currently in discussions and contemplating extending the term and possibly increasing the size of the facility.  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and interest coverage ratio.  Interest on outstanding balances accrues at prime less one half percent and is due quarterly.  The prime interest rate at March 15, 2005 was 5.50%.  As of March 15, 2005, the Company did not have an outstanding loan against the credit facility.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of the Stockholders on May 24, 2005 to be distributed to the stockholders on or before April 30, 2005 ("the 2005 Proxy Statement") under the respective captions, "Elections of Directors", "Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" and "Management-Executive Officers."

Item 11.   Executive Compensation

The information required by this Item is incorporated by reference to the Company's 2005 Proxy Statement under the caption "Management-Compensation of Executive Officers."

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the Company's 2005 Proxy Statement under the caption "Stock Ownership-Beneficial Ownership of Certain Stockholders, Directors and Executive Officers."

Item 13.   Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Company's 2005 Proxy Statement under the captions "Management-Employment Contracts and Change in Control Agreements," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

Item 14.   Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the Company's 2005 Proxy Statement under "Committees of Board of Directors; Meetings."

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as a part of this report following the signature page:

(1) Consolidated Financial Statements

Item	Page

Index to Consolidated Financial Statements and Related Financial Statement Schedule	F-1
Reports of Registered Independent Accounting Firms	F-2 - F-3
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-4
Consolidated Statements of Operations for the Years ended December 31, 2004, 2003 and 2002	F-5
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2004, 2003 and 2002	F-6 - F-7
Consolidated Statements of Cash Flows for the Years ended December 31, 2004, 2003 and 2002	F-8
Notes to Consolidated Financial Statements	F-9 - F-26

(2) Financial Statement Schedules

The following financial statement schedule of the Company for the years ended December 31, 2004, 2003 and 2002 is filed as part of this Annual Report and should be read in conjunction with the consolidated financial statements of the Company. All other schedules have been omitted because such schedules are not required under the related instructions or are not applicable, or because the information required is included in the Company's consolidated financial statements or notes thereto.

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

Exhibit	Description	Location

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit	Description	Location

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Stock Incentive Plan for Adams Golf, Inc.	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-112622 (Exhibit 4.7)

Exhibit 10.1	Agreement between the Registrant and Nick Faldo, dated April 22, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.1)

Exhibit 10.2	Commercial Lease Agreement dated December 5, 1997, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.3)

Exhibit 10.3	Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.4)

Exhibit 10.4	Amended Commercial Lease Agreement dated April 6, 1998 between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2000 Form 10-K (Exhibit 10.18)

Exhibit 10.5	Settlement Agreement between Adams Golf, Ltd. And Nicholas A. Faldo	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Exhibit 10.19)

Exhibit 10.6	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2001 Form 10-K (Exhibit 10.21)

Exhibit 10.7*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2001 Form 10-K (Exhibit 10.23)

Exhibit 10.8*	First Amendment to Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2002 Form 10-K (Exhibit 10.11)

Exhibit 10.9	Employment Agreement - Byron H. (Barney) Adams	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Exhibit 10.13)

Exhibit 10.10	Change of Control Agreement - Eric Logan	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Exhibit 10.14)

Exhibit 10.11	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2003 Form 10-K (Exhibit 10.12)

Exhibit	Description	Location

Exhibit 10.12	Revolving line of Credit between Adams Golf, Inc and Bank of Texas	Incorporated by reference to 2003 Form 10-K (Exhibit 10.14)

Exhibit 10.15	Extension of Revolving line of Credit between Adams Golf, Inc and Bank of Texas	Included in this filing

Exhibit 10.16*	Employment Agreement - Oliver G. (Chip) Brewer	Included in this filing

Exhibit 10.17*	Golf Consultant Agreement - Thomas S. Watson	Included in this filing

Exhibit 21.1	Subsidiaries of the Registrant	Included in this filing

Exhibit 23.1	Consent of KBA Group LLP	Included in this filing

Exhibit 23.2	Consent of KPMG, LLP	Included in this filing

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing
___________________

*  Confidential treatment has been requested with respect to certain provisions of this agreement.

(b)  Exhibits

          See Item 15(a)(3)

(c)  Financial Statement Schedules

          See Item 15(a)(2)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAMS GOLF, INC., a Delaware corporation

Date: March 21, 2005	By:	/s/ B.H. (BARNEY) ADAMS

B.H. (Barney) Adams, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2005	By:	/s/ B.H. (BARNEY) ADAMS

B.H. (Barney) Adams, Chairman of the Board

Date: March 21, 2005	By:	/s/ OLIVER G. BREWER III

Oliver G. (Chip) Brewer III Chief Executive Officer, President and Director

Date: March 21, 2005	By:	/s/ ERIC LOGAN

Eric Logan Chief Financial Officer (Principal Financial Officer)

Date: March 21, 2005	By:	/s/ PAMELA J. HIGH

Pamela J. High Controller (Principal Accounting Officer)

Date: March 21, 2005	By:	/s/ MARK R. MULVOY

Mark R. Mulvoy Director

Date: March 21, 2005	By:	/s/ PAUL F. BROWN, JR.

Paul F. Brown, Jr. Director

Date: March 21, 2005	By:	/s/ STEPHEN R. PATCHIN

Stephen R. Patchin Director

Date: March 21, 2005	By:	/s/ ROBERT D. ROGERS

Robert D. Rogers Director

Date: March 21, 2005	By:	/s/ RUSSELL L. FLEISCHER

Russell L. Fleischer Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND RELATED FINANCIAL STATEMENT SCHEDULE

Page
Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2 - F-3

Consolidated Balance Sheets as of December 31, 2004 and 2003	F-4

Consolidated Statements of Operations for the Years ended December 31, 2004, 2003 and 2002	F-5

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2004, 2003 and 2002	F-6 - F-7

Consolidated Statements of Cash Flows for the Years ended December 31, 2004, 2003 and 2002	F-8

Notes to Consolidated Financial Statements	F-9 - F-27

Financial Statement Schedule

The following financial statement schedule of the Company for the years ended December 31, 2004, 2003 and 2002 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

Schedule II - Valuation and Qualifying Accounts	S-1

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Adams Golf, Inc.:

We have audited the accompanying consolidated balance sheet of Adams Golf, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended.  In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 2004.  The consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Golf, Inc. and subsidiaries as of December 31, 2004 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KBA GROUP LLP
Dallas, Texas
February 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Adams Golf, Inc.:

We have audited the consolidated balance sheet of Adams Golf, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the years ended December 31, 2003 and 2002.  The consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Golf, Inc. and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KPMG LLP
Dallas, Texas
January 28, 2004

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS
	December 31,
	2004	2003

Current assets:
Cash and cash equivalents	$16,367	$10,135
Trade receivables, net	9,317	10,433
Inventories, net	11,558	8,058
Prepaid expenses	234	458
Other current assets	138	6
Total current assets	37,614	29,090

Property and equipment, net	720	915
Other assets	44	49
	$38,378	$30,054

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,876	$1,192
Accrued expenses	7,584	6,025
Total current liabilities	11,460	7,217
Non-current liabilities	480	609
Total liabilities	11,940	7,826

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 23,257,653 and 23,137,571 shares issued and 22,600,153 and 22,480,071 shares outstanding in 2004 and 2003, respectively	23	23
Additional paid-in capital	90,261	87,535
Deferred compensation	(2,298)	(373)
Accumulated other comprehensive loss	(25)	(356)
Accumulated deficit	(58,387)	(61,465)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)
Total stockholders' equity	26,438	22,228

Commitments and contingencies (notes 8 and 9)
	$38,378	$30,054

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,

	2004	2003	2002

Net sales	$56,762	$50,879	$37,917
Cost of goods sold	28,580	27,259	26,324
Gross profit	28,182	23,620	11,593

Operating expenses:
Research and development expenses	1,847	1,721	1,368
Selling and marketing expenses	16,061	14,027	11,016
General and administrative expenses:	7,174	5,994	7,262
Restructuring expense (benefit)	—	(259)	850
Total operating expenses	25,082	21,483	20,496
Operating income (loss)	3,100	2,137	(8,903)

Other income (expense):
Interest income	81	9	43
Interest expense	(13)	(51)	(41)
Other	76	25	(182)
Income (loss) before income taxes	3,244	2,120	(9,083)
Income tax expense (benefit)	166	117	(158)
Net income (loss)	$3,078	$2,003	$(8,925)

Income (loss) per common share :
Basic	$0.14	$0.09	$(0.40)
Diluted	$0.12	$0.08	$(0.40)

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

Years ended December 31, 2004, 2003 and 2002

							Retained
	Shares of		Additional	Common		Accumulated Other	Earnings/		Cost of	Total
	Common	Common	Paid-in	Stock	Deferred	Comprehensive	(Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Subscription	Compensation	Income/ (Loss)	Deficit)	Income (Loss)	Stock	Equity

Balance, December 31, 2001	23,137,571	$23	$86,140	$(22)	$(140)	$(700)	$(54,543)		$(3,136)	$27,622
Comprehensive loss:
Net loss	—	—	—	—	—	—	(8,925)	$(8,925)	—	(8,925)
Other comprehensive loss, net of tax:
Unrealized gain on foreign currency translation	—	—	—	—	—	47	—	47	—	47
Comprehensive loss	—	—		—	—	—	—	(8,878)	—	—
Capital loan forgiveness	—	—	(22)	22	—	—	—		—	—
Issuance of stock options	—	—	1,263	—	(1,263)	—	—		—	—
Amortization of deferred compensation	—	—	—	—	732	—	—		—	732
Balance, December 31, 2002	23,137,571	23	87,381	—	(671)	(653)	(63,468)		(3,136)	19,476
Comprehensive income:
Net income	—	—	—	—	—	—	2,003	2,003	—	2,003
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation	—	—	—	—	—	297	—	297	—	297
Comprehensive income	—	—	—	—	—	—	—	2,300	—	—
Stock option forfeitures	—	—	(65)	—	65	—	—		—	—
Issuance of stock options	—	—	219	—	(219)	—	—		—	—
Amortization of deferred compensation	—	—	—	—	452	—	—		—	452
Balance, December 31, 2003	23,137,571	23	87,535	—	(373)	(356)	(61,465)		(3,136)	22,228

See accompanying notes to consolidated financial statements
(continued)

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

Years ended December 31, 2004, 2003 and 2002

	Shares of		Additional		Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Deferred	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Compensation	Loss	Deficit	Income	Stock	Equity

Balance, December 31, 2003	23,137,571	$23	$87,535	$(373)	$(356)	$(61,465)		$(3,136)	$22,228
Comprehensive income:
Net income	—	—	—	—	—	3,078	3,078	—	3,078
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation	—	—	—	—	331	—	331	—	331
Comprehensive income	—	—	—	—	—	—	$3,409	—	—
Stock option forfeitures	—	—	(18)	18	—	—		—	—
Stock options exercised	120,082	—	8	—	—	—		—	8
Issuance of stock options	—	—	2,736	(2,736)	—	—		—	—
Amortization of deferred compensation	—	—	—	793	—	—		—	793
Balance, December 31, 2004	23,257,653	$23	$90,261	$(2,298)	$(25)	$(58,387)		$(3,136)	$26,438

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income(loss)	$3,078	$2,003	$(8,925)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	562	1,503	2,300
Adjustment of inventory to lower of cost or market	—	—	620
Amortization of deferred compensation	793	452	732
Provision for doubtful accounts	1,224	443	338
Changes in assets and liabilities:
Trade receivables	(108)	(2,342)	(5,768)
Inventories	(3,500)	1,069	7,671
Prepaid expenses	223	477	(112)
Income tax receivable	—	18	—
Other current assets	(131)	127	(33)
Other assets	—	98	3
Accounts payable	2,683	260	475
Accrued expenses	1,569	660	(621)
Other non-current liabilities	(79)	(173)	(7)
Net cash provided by (used in) operating activities	6,314	4,595	(3,327)
Cash flows from investing activities:
Purchase of equipment	(347)	(308)	(146)
Net cash used in investing activities	(347)	(308)	(146)
Cash used in financing activities:
Principal payments under capital lease obligation	(59)	(35)	(73)
Exercise of stock options	8	—	—
Debt financing costs	(15)	(24)	(135)
Net cash used in financing activities	(66)	(59)	(208)

Effects of exchange rate changes on cash and cash equivalents	331	297	47
Net increase (decrease) in cash and cash equivalents	6,232	4,524	(3,634)
Cash and cash equivalents at beginning of the year	10,135	5,611	9,245
Cash and cash equivalents at end of the year	$16,367	$10,135	$5,611
Supplemental disclosure of cash flow information:
Interest paid	$13	$51	$47
Income taxes paid	$129	$114	$38
Supplemental disclosure of non-cash investing and financing activities - equipment financed with capital lease	$—	$152	$—

See accompanying notes to consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Tables in thousands, except share and per share amounts)

(1)  Summary of Significant Accounting Policies

(a)   General

Founded in 1987, Adams Golf, Inc. (the “Company” or “Adams Golf”) initially operated as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation.  Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the Redline RPM fairway woods and drivers, Ovation fairway woods and drivers, the Adams Golf Idea, A1 and A1 Pro Irons and i-Woods family, the Redline family of fairway woods and drivers, the Tight Lies family of fairway woods, the Tight Lies GT and GT2 irons and i-Woods, the Tom Watson signature series of wedges, and certain accessories.  The Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries, agencies, and distributorships.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)   Inventories

Inventories are valued at the lower of cost or market and primarily consist of finished golf clubs and component parts.  Cost is determined using the first-in, first-out method.  The inventory balance, which includes material, labor and assembly overhead costs, is recorded net of an estimated allowance for obsolete inventory.  The estimated allowance for obsolete inventory is based upon management's understanding of market conditions and forecasts of future product demand.  If the actual amount of obsolete inventory significantly exceeds the estimated allowance, the Company's costs of goods sold and gross profit and resulting net income or loss would be significantly adversely affected.

(c)   Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  An estimate of uncollectable amounts is made by management based upon historical bad debts, current customer receivable balances and aging, the customer's financial condition and current economic conditions.  If a significant number of customers with significant receivable balances in excess of the allowance fail to make required payments, the Company's operating results would be significantly adversely affected.  Based on management's assessment, the Company provides for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  The Company generally does not require collateral.

(d)   Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years.  Maintenance and repairs are expensed as incurred.  Significant replacements and betterments are capitalized.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Tables in thousands, except share and per share amounts)

(1)  Summary of Significant Accounting Policies (continued)

(e)   Revenue Recognition

The Company recognizes revenue when the product is shipped.  At that time, the title and risk of loss transfer to the customer, and collectability is reasonably assured.  Collectability is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.  Additionally, an estimate of product returns and warranty costs are recorded when revenue is recognized.  Estimates are based on historical trends taking into consideration current market conditions, customer demands and product sell through.  The Company also records estimated reductions in revenue for sales programs such as co-op advertising and spiff incentives.  Estimates in the sales program accruals are based on program participation and forecast of future product demand.  If actual sales returns and sales programs significantly exceed the recorded estimated allowances, the Company's sales would be adversely affected.  The Company recognizes deferred revenue as a result of sales that have extended terms and a right of return of the product under a specified program.  Once the product is paid for, the Company then records revenue.

(f)   New Accounting Pronouncements

In December 2004, the FASB revised SFAS No. 123, Accounting for Stock-Based Compensation, which established accounting standards for transactions where the entity exchanges equity instruments for goods and services.  The revision of this statement focuses on the accounting for transactions where the entity obtains employee services in share-based payment transactions.  This statement revision eliminates the alternative use of APB 25 intrinsic value method and requires that entities adopt the fair-value method for all share-based transactions.  This statement is effective after June 15, 2005.  The Company will adopt the provisions of this standard on a modified prospective basis in the third quarter of 2005, and the Company believes that the overall impact to the financial statements will be immaterial.

(g)   Research and Development

Research and development costs consist of all costs incurred in planning, designing and testing of golf equipment, including salary costs related to research and development.  These costs are expensed as incurred.  The Company's research and development expenses were approximately $1,847,000, $1,721,000 and $1,368,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(h)   Advertising Costs

Advertising costs, included in selling and marketing expenses on the accompanying consolidated statements of operations, other than direct commercial costs, are expensed as incurred and totaled approximately $5,067,000, $3,478,000 and $2,626,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Tables in thousands, except share and per share amounts)

(1)  Summary of Significant Accounting Policies (continued)

(i)   Product Warranty

The Company's golf equipment is sold under warranty against defects in material and workmanship for a period of one year with the exception of the graphite tipped (GT) and BiMatrx steel tipped (ST) shafts which carry a five year warranty.  An allowance for estimated future warranty costs is recorded in the period products are sold.  In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product.  If the actual amount of warranty claims significantly exceeds the estimated allowance, the Company's costs of goods sold and gross profit and resulting net income or loss would be significantly adversely affected.

	Beginning Balance	Changes for payments made and estimated accruals (net)	Ending Balance
Year ended December 31, 2004	$285	12	$297
Year ended December 31, 2003	$330	(45)	$285

(j)   Income Taxes

The Company accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses and other deferred tax assets through December 31, 2002 will be realized.  Accordingly, the Company has recognized a valuation allowance equal to the entire deferred income tax asset.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Tables in thousands, except share and per share amounts)

(1)  Summary of Significant Accounting Policies (continued)

(k)   Income (Loss) Per Share

The weighted average common shares used for determining basic and diluted income per common share were 22,553,722 and 26,144,444, respectively, for the year ended December 31, 2004.  The effect of all warrants and options to purchase shares of the Company's common stock for the year ended December 31, 2004 resulted in additional dilutive shares of 3,590,722.  For the year ended December 31, 2004, options exercisable for approximately 180,000 shares of common stock and warrants exercisable for 100,000 shares of common stock were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.

The weighted average common shares used for determining basic and diluted income per common share were 22,480,071 and 24,532,959, respectively, for the year ended December 31, 2003.  The effect of all warrants and options to purchase shares of the Company's common stock for the year ended December 31, 2003 resulted in additional dilutive shares of 2,052,888.  For the year ended December 31, 2003, options exercisable for approximately 1,823,730 shares of common stock and warrants exercisable for 100,000 shares of common stock were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.

The weighted average common shares used for determining basic and diluted income per common share were 22,480,071 and 22,480,071, respectively, for the year ended December 31, 2002.  Warrants and options to purchase 3,329,180 shares of the Company's common stock were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

(l)   Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.

(m)   Impairment of Long-Lived Assets

The Company follows the guidance in Statement of Financial Accounting Standards "SFAS" 144 in reviewing long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the years ended December 31, 2004, 2003 and 2002, there was no impairment of long-lived assets.

(n)   Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and unrealized gains and losses, net of related tax effect, on foreign currency translation adjustments and marketable securities.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

(q)   Classification of Shipping and Handling Fees and Costs

Pursuant to the Emerging Issues Task Force ("EITF") consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," all amounts billed to customers for shipping and handling are included in "net sales" and costs incurred related to shipping and handling are included in "cost of goods sold."

(r)  Segment Reporting

The Company is organized by functional responsibility and operates as a single segment and within that segment offers more than one class of product, in accordance with Statement of Financial Accounting Standards ("SFAS") 131, Disclosures about a Segment of an Enterprise and related information.

(s)  Stock Compensation

At December 31, 2004, the Company had one stock-based compensation plan that replaced four predecessor plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Under this method, compensation expense is recorded on the date of grant to the extent that the current market price of the underlying stock exceeds the exercise price.  The Company has elected to continue to apply the intrinsic value-based method of accounting for employee stock option grants and has adopted the SFAS No.148 disclosure requirements.  Non-employee option grants are accounted for using the fair-value based method.   The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock Based Compensation, to stock-based employee compensation for the years ended December 31, 2004, 2003, and 2002, respectively (in thousands, except for per share amounts):

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Tables in thousands, except share and per share amounts)

(1)  Summary of Significant Accounting Policies (continued)

(s)  Stock Compensation (continued)

	2004	2003	2002

Net income (loss):
As reported	$3,078	$2,003	$(8,925)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	793	452	732
Deduct: Total stock-based compensation expense determined under the fair value method	(612)	(479)	(767)
Pro forma	$3,259	$1,976	$(8,960)
Basic income (loss) per common share:
As reported	$0.14	$0.09	$(0.40)
Pro forma	$0.14	$0.09	$(0.40)

Diluted income (loss) per common share:
As reported	$0.12	$0.08	$(0.40)
Pro forma	$0.12	$0.08	$(0.40)

(t)  Classification of Promotional and Advertising Costs

Pursuant to the Emerging Issues Task Force ("EITF") consensus on Issues No.00-25 and No. 01-09 “Accounting for Certain Advertising and promotional costs,” all promotional and advertising costs given in the form of cash or credit as consideration to customers are classified as a reduction in net sales and certain promotional and advertising costs given in the form of additional merchandise as consideration to customers are classified as cost of goods sold.

(u)  Foreign Currency Translation and Transactions

The functional currency of the Company's Canadian operations is Canadian dollars.  The accompanying consolidated financial statements have been expressed in United States dollars, the reporting currency of the Company.  Reporting assets and liabilities of the Company's foreign operations have been translated at the rate of exchange at the end of each period.  Revenues and expenses have been translated at the monthly average rate of exchange in effect during the respective period.  Gains and losses resulting from translation are accumulated in other comprehensive income (loss) in stockholders' equity.  Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in earnings as they occur.

(v)   Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Tables in thousands, except share and per share amounts)

(2)  Trade Receivables, net

Trade receivables consist of the following at December 31, 2004 and 2003:

	2004	2003

Trade receivables	$10,063	$10,765
Allowance for doubtful accounts	(746)	(332)

	$9,317	$10,433

(3)  Inventories

Inventories consist of the following at December 31, 2004 and 2003:

	2004	2003

Finished goods	$8,119	$4,544
Component parts	3,439	3,514

	$11,558	$8,058

At December 31, 2004 and 2003, inventories included $528,000 and $504,000 of consigned inventory, respectively, and $457,000 and $448,000 of inventory reserves, respectively.

(4)  Property and Equipment, net

Property and equipment consist of the following at December 31, 2004 and 2003:

	2004	2003

Equipment	$1,789	$1,711
Computers and software	8,866	8,635
Furniture and fixtures	662	629
Leaseholds improvements	186	181
Accumulated depreciation and amortization	(10,783)	(10,241)

	$720	$915

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Tables in thousands, except share and per share amounts)

(5)  Other Assets

Other assets, net, consist of the following at December 31, 2004 and 2003:

	2004	2003

Deposits	41	41
Other	3	8

	$44	$49

(6)  Accrued Expenses

Accrued expenses consist of the following at December 31, 2004 and 2003:

	2004	2003

Payroll and commissions	$1,020	$1,150
Advertising	130	49
Product warranty expense and sales returns	1,120	1,015
Professional services	59	60
Settlement costs	1,322	1,210
Restructuring costs	71	71
Deferred revenue	1,317	808
Other	2,545	1,662

	$7,584	$6,025

(7)  Restructuring

During 2002, the Company executed an operational restructuring plan, which resulted in the closure of the Adams Golf UK, Limited wholly owned subsidiary.  The operational restructuring plan resulted in a restructuring charge of $850,000 for severance, a write off of goodwill and other related exit costs.   Restructuring expense for 2003 resulted in a benefit due to the release of liability from our previously recorded building lease for the Adams Golf, UK subsidiary.  At December 31, 2004, approximately $71,000 remains in accrued expenses associated with the operational restructuring.  The Company continues to sell its products in the UK through a third party distributor.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Tables in thousands, except share and per share amounts)

(8)  Professional Services Agreement and Settlement Expense

In May 1998, Adams Golf, Ltd. entered into an agreement with Nicholas A. Faldo.  The agreement provided that Mr. Faldo provide a variety of services to Adams Golf including endorsement and use of certain of Adams Golf Ltd.'s products.   On November 6, 2000, Adams Golf announced that Mr. Faldo was in material breach of his contract for failure to use certain of the Company's products.  From March 31, 2000 through November 6, 2000 (date declared in material breach), the Company ceased making royalty payments under the professional services agreement during which time the Company corresponded with Mr. Faldo in an attempt to cure performance deficiencies.  On August 25, 2001, an agreement was reached with Mr. Faldo in settlement of the dispute regarding provisions of his prior professional services agreement with Adams Golf.  The terms of settlement are such that Mr. Faldo received $0.5 million upon execution and $0.5 million on July 15, 2002.  In addition, Mr. Faldo was to receive a series of annual installments for the years 2003 through 2011 aggregating to $2.0 million.  As a result, the Company established a liability representing the present value of the future obligation, which approximated $2,673,000, utilizing the Company's incremental borrowing rate of 6.04%.  In addition, Mr. Faldo is entitled to receive up to an additional $2.0 million contingent on the Company reaching certain future financial performance thresholds.  In accordance with the terms of the settlement, Mr. Faldo waived all future rights to accrued and unpaid royalties of $1.1 million associated with his prior professional services agreement with the Company.  Therefore, $1,579,000 of settlement expense was incurred during the year ended December 31, 2001.  At December 31, 2004, approximately $1,322,000 and $449,000 still remains in accrued expenses and non-current liabilities, respectively, in the accompanying consolidated balance sheet for the present value of the future payments on the settlement contract.  The Company owed two $100,000 payments, one due at December 31, 2003 and one due at December 31, 2004.  However, according to the terms of Mr. Faldo's contract, he must play a specified number of sanctioned events on the PGA and keep his PGA credentials.  Because Mr. Faldo has failed to meet the contract requirements, the payment was not made at December 31, 2003 or December 31, 2004.

(9)  Commitments and Contingencies

The Company is obligated under certain noncancellable operating leases for assembly, warehouse and office space.  A summary of the minimum rental commitments under noncancellable leases is as follows:

Years ending December 31,

2005	$474
2006	474
2007	450
2008	228
2009	—

$1,626

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Tables in thousands, except share and per share amounts)

(9)  Commitments and Contingencies (continued)

Rent expense was approximately $473,000, $515,000 and $682,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints alleged that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) threatened the Company's long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interest and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint.  Plaintiffs appealed.  On August 25, 2004, the appellate court affirmed the dismissal of plaintiffs' claims relating to oversupply of retail inventory, while reversing the dismissal of the claims relating to the impact of gray market sales and remanding those claims for further proceedings.  This case is now in the discovery phase in the district court and a date of June 1, 2005 has been set for mediation.

The Company maintains directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against the Company or its directors and officers.

On December 30, 2004, the Company reported through a Form 8-K filing that the Company had uncovered evidence suggesting a former employee embezzled funds in the approximate amount of $970,000, which were materially expensed in the year such funds were embezzled.  The Company has involved its Audit Committee, its external auditors and outside legal counsel and believes that the extent of the fraud has been identified.  The Company's insurance carrier is processing the claim under the Company's crime policy and the Company believes that there is sufficient coverage to recoup losses and that it should be awarded a full recovery.  However, no assurances can be made as to the ability to fully recover any or all losses or the ultimate effect that potential recovery will have on the financial statements.  The possibility remains that the Company may need to initiate proceedings against the former employee to recover any amounts not covered by the insurance carrier.

In November of 2004, an employee of a third party subcontracting company has a fatal injury while working in the Company's warehouse in Plano, Texas.  The decedent's family has initiated a lawsuit naming both the Company and the decedent's employer.  The Company carries general liability insurance; however, there can be no assurances that the policy will cover any or all of the Company's liabilities, if any exist, arising out of the accident.  The lawsuit is currently in its discovery phase, and as such the Company can not reasonably assess what, if any, damages the Company may be liable for in connection with this proceeding.

At this time it is not possible to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, that the Company might incur in connection with the above actions.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

(10)  Retirement Plan

In February 1998, the Company adopted the Adams Golf, Ltd. 401(k) Retirement Plan (the "Plan"), which covers substantially all employees.  The Company matches 50% of employee contributions up to a maximum of 6% of the employee's compensation.  For the years ended December 31, 2004, 2003 and 2002, the Company contributed approximately $112,000, $90,000 and $133,000, respectively, to the Plan.

(11)  Liquidity

In February 2005, the Company signed a sixty day extension to its revolving credit agreement with Bank of Texas to provide up to $2.0 million in short term debt, which is limited to 75% of the eligible accounts receivable and 10% of eligible inventory (the inventory coverage is applicable only in the months of December, January and February).  The Company and Bank of Texas are currently in discussions and contemplating extending the term and possibly increasing the size of the facility.  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and interest coverage ratio.  Interest on outstanding balances accrues at prime less one half percent and is due quarterly.  The prime interest rate at March 15, 2005 was 5.50%.  As of March 15, 2005, the Company did not have an outstanding loan against the credit facility.

The Company's anticipated sources of liquidity over the next twelve months are expected to be cash reserves, projected cash flows from operations, and available borrowings under its credit facility.  The Company anticipates that operating cash flows and current cash reserves will also fund capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to the Company's operations if cash is needed in other areas of the Company's operations.  In addition, cash flows from operations and cash reserves will be used to support ongoing purchases of component parts for the Company's current and future product lines.  The expected operating cash flow, current cash reserves and borrowings available under its credit facility are expected to allow the Company to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Tables in thousands, except share and per share amounts

(11)  Liquidity (continued)

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products that gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken steps to increase the market acceptance of these and its other products.  If the Company's products fail to achieve appropriate levels of market acceptance, it is possible that the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings.  If the Company needs to raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders of the Company would be reduced, stockholders could experience additional dilution, or such equity securities could have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price of the Company's common stock and the state of the capital markets generally, the Company does not expect that it will be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing. There can be no assurance that financing will be available when needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the Company's only sources of funding are current cash reserves, projected cash flows from operations and up to $2.0 million of borrowings available under the Company's revolving credit facility, which was extended for sixty days from the expiration of February 2005.  The Company and Bank of Texas are currently in discussions and contemplating extending the term and possibly increasing the size of the facility.

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

(12)  Income Taxes

Income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	2004	2003	2002

Federal-current	$162	$3	$(196)
State-current	4	114	38

	$166	$117	$(158)

Actual income tax expense differs from the "expected" income tax expense (benefit) (computed by applying the U.S. federal corporate tax rate of 35% to income (loss) before income taxes) for the years ended December 31, 2004, 2003 and 2002 as follows:

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Tables in thousands, except share and per share amounts)

(12)  Income Taxes (continued)

	2004	2003	2002

Computed "expected" tax benefit	$1,134	$702	$(3,192)
State income taxes, net of federal tax expense/(benefit)	32	20	(91)
Change in valuation allowance for deferred tax assets	(1,204)	(748)	3,259
Other	204	143	(134)

	$166	$117	$(158)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003

Deferred tax assets:
Allowance for doubtful accounts receivable	$269	$120
Product warranty and sales returns	403	366
Property and equipment	31	—
Other reserves	1,204	487
Settlement reserve	638	626
263A adjustment	146	113
Research and development tax credit carryforwards	306	306
Net operating loss carryforwards	16,546	18,808

Total deferred tax assets	19,543	20,826
Valuation allowance	(19,269)	(20,472)

Net deferred tax assets	274	354

Deferred tax liabilities:
Property and equipment	—	75
Other	274	279

Total gross deferred tax liabilities	274	354

Net deferred taxes assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Tables in thousands, except share and per share amounts)

(12)  Income Taxes (continued)

At December 31, 2004, the Company cannot determine based on a weighing of objective evidence that it is more likely than not that the remaining net deferred tax assets will be realized.  As a result, as of December 31, 2004, the Company has established a valuation allowance for the deferred tax assets in excess of existing taxable temporary differences.  The net change in the valuation allowance for the years ended December 31, 2004 and 2003 was a reduction in deferred tax assets of $1,204,000 and $748,000, respectively.

At December 31, 2004, the Company has net operating loss carryforwards for federal, foreign and state income tax purposes of approximately $45,962,000 and tax credit carryforwards of $306,000 which are available to offset future taxable income through 2021.  The availability of approximately $785,000 of the net operating loss carryforwards to reduce future taxable income is limited to approximately $71,000 per year for the remaining life of the net operating losses, as a result of a change in ownership.

(13)  Stockholders' Equity

(a)   Employee Stock Option Plans

In April 1996, the Company adopted the 1996 Stock Option Incentive Plan (the "1996 Stock Option Plan"), pursuant to which stock options covering an aggregate of 800,000 shares of the Company's common stock may be granted.  Options awarded under the 1996 Stock Option Plan (i) were generally granted at prices that equated to or were above fair market value on the date of grant; (ii) generally became exercisable over a period of one to four years; and (iii) generally expired ten years subsequent to award.  Effective May 1, 2002, the 1996 stock option plan was terminated and the remaining 140,310 shares available for grant under this plan, including forfeitures, were transferred to the 2002 Equity Incentive plan.

In February 1998, the Company adopted the 1998 Stock Incentive Plan (the "1998 Stock Option Plan"), pursuant to which stock options covering an aggregate of 1,800,000 shares (of which 900,000 shares were utilized as a direct stock grant to Mr. Faldo) of the Company's common stock were subject to grant.  In May 2000, the Company's shareholders approved a request to increase the aggregate number of shares in the 1998 Stock Option Plan to 2,700,000.  Options awarded under the Plan (i) generally became exercisable over a period of two to four years and (ii) generally expired five years subsequent to award.  At December 31, 2002, 540,240 options had been granted at prices ranging from $0.75 to $5.50 of which 473,000 were made with exercise prices equal to the fair market value of the Company's stock at the date of grant.  The 1998 grants were granted with exercise prices that were less than the fair market values of the Company's stock at $2.50 per share at the date of grant.  Effective May 1, 2002, the 1998 stock option plan was terminated and the remaining 1,258,971 shares available for grant under this plan, including forfeitures, were transferred to the 2002 Equity Incentive plan.

In May 1999, the shareholders of the Company adopted the 1999 Non-Employee Director Plan of Adams Golf, Inc. (the "Director Plan") which allowed for 200,000 shares of the Company's stock to be issued to non-employee directors.  At December 31, 2001, 90,000 options had been granted to various board members at exercise prices ranging from $0.63 to $4.75, which equaled the fair market value of the Company's common stock on the date of grant.  These options vest equally on each of the first four anniversary dates from the date of grant and expire five years from the date of grant.  Effective May 1, 2002, the Director Plan was terminated and the remaining 110,000 shares available for grant under this plan, including forfeitures, were transferred to the 2002 Equity Incentive plan.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Tables in thousands, except share and per share amounts)

(13)  Stockholders' Equity (continued)

In November 1999, the Company adopted the 1999 Stock Option Plan for Outside Consultants (the "Consultant Plan").  The Consultant Plan allowed for the granting of up to 1,000,000 shares of the Company's common stock.  At December 31, 2001, 355,800 options had been granted with exercise prices ranging from $0.38 to $2.27 per share at the date of grant.  The vesting period varies from two to four years with options vesting equally on each of the anniversary dates from the date of grant and expire five years from the date of grant.  Effective May 1, 2002, the Outside Consultants plan was terminated and the remaining 644,200 shares available for grant under this plan, including forfeitures, were transferred to the 2002 Equity Incentive plan.

In May 2002, the Company adopted the 2002 Equity Incentive Plan for employees, outside directors and consultants.  The plan allows for the granting of up to 2,500,000 shares of the Company's common stock at the inception of the plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this plan, and additional shares as defined in the plan.  On May 1, 2002, the four predecessor plans described above were terminated and a total of 2,153,481 shares available for issuance under these predecessor plans were transferred to the Equity Incentive Plan.  In addition, the plan automatically increases 1,000,000 shares available for granting on January 1 of each subsequent year for years 2003 through 2008.  At December 31, 2004, 5,741,978 outstanding options had been granted with exercise prices at $0.01 per share at the date of grant.  The vesting periods vary from six months to four years and the options expire ten years from the date of grant.  At December 31, 2004, 1,242,544 shares remain available for grant, including forfeitures.

The following is a summary of stock options outstanding as of December 31, 2004:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual life	Weighted average exercise price per share	Options Exercisable	Weighted Average Vested Exercise price per share

$0.01 - $0.75	6,051,978	7.79 years	$0.04	3,120,408	$0.04
$1.06 - $2.50	345,000	0.50 years	1.34	295,000	1.37

	6,396,978	7.16 years	$0.09	3,415,408	$0.15

The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $0.70, $0.12 and $0.14, respectively, on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:  Risk free interest rate, 3.5%; expected life, 10 years; expected dividend yield, 0%; and weekly annualized volatility, 52.0%, 53.7% and 49.9% in 2004, 2003 and 2002, respectively.

Operating expenses included in the consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 include total compensation expense associated with stock options and warrants of $793,000, $452,000 and $732,000, respectively, inclusive of compensation expense recorded under the provisions of SFAS No.123 of $0, $0 and $13,000, respectively, for each of the years indicated.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Tables in thousands, except share and per share amounts)

(13)  Stockholders' Equity (continued)

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise price

Options outstanding at December 31, 2001	1,597,670	$1.95
Options granted	2,243,140	0.01
Options forfeited	(611,630)	1.65

Options outstanding at December 31, 2002	3,229,180	0.63
Options granted	1,316,007	0.05
Options forfeited (expired)	(135,000)	0.38
Options exercised	(2,000)	0.38

Options outstanding at December 31, 2003	4,408,187	0.46
Options granted	2,745,413	0.03
Options forfeited (expired)	(638,540)	2.26
Options exercised	(118,082)	0.07

Options outstanding at December 31, 2004	6,396,978	$0.09

(b)  Warrants

In March 2000, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $1.69 per share for certain advertising services provided by non-employees.  These warrants are immediately exercisable and will expire on the fifth anniversary of the date of grant.  The Company accounts for the warrants under SFAS No. 123.

(c)  Common Stock Repurchase Program

In October 1998, the Board of Directors approved a plan whereby the Company is authorized to repurchase from time to time on the open market up to 2,000,000 shares of its common stock.  At December 31, 1998, the Company had repurchased 657,500 shares of common stock at an average price per share of $4.77 for a total cost of approximately $3,136,000.  The repurchased shares are held in treasury.  No shares were repurchased during the years ended December 31, 2004, 2003 or 2002.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Tables in thousands, except share and per share amounts)

(14)  Segment Information

The Company generates substantially all revenues from the design, marketing and distribution of premium quality, technologically innovative golf clubs.  The Company's products are distributed in both domestic and international markets.  Net sales by customer domicile for these markets consisted of the following for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

United States	$50,301	$44,538	$30,995
Rest of world	6,461	6,341	6,922

	$56,762	$50,879	$37,917

The following table sets forth net sales by product class for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Fairway woods	$21,630	$17,315	$17,998
Drivers	11,142	10,992	9,941
Irons	22,545	20,319	7,516
Wedges and other	1,445	2,253	2,462

Total	$56,762	$50,879	$37,917

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Tables in thousands, except share and per share amounts)

(15)     Quarterly Financial Results (unaudited)

Quarterly financial results for the years ended December 31, 2004 and 2003 are as follows:

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$17,798	$19,695	$10,950	$8,319
Gross profit	$9,736	$9,793	$4,951	$3,702
Net income (loss)	$2,513	$2,061	$61	$(1,557)
Income (loss) per share - basic	$0.11	$0.09	$0.00	$(0.06)
- diluted	0.10	0.08	0.00	(0.06)

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$15,744	$17,581	$9,634	$7,920
Gross profit	$7,741	$8,112	$4,199	$3,568
Net income (loss)	$1,842	$1,496	$(343)	$(992)
Income (loss) per share - basic	$0.08	$0.07	$(0.02)	$(0.04)
- diluted	0.08	0.07	(0.02)	(0.04)

(16)  Business and Credit Concentrations

The Company is currently dependent on six customers, which collectively comprised approximately 26.4% of net revenues for the year ended December 31, 2004.  Of these customers one customer individually represented greater than 5% of net revenues for the year ended December 31, 2004, and no customers represented greater than 10% of net revenues for the year ended December 31, 2004.  For the year ended December 31, 2003, eight customers comprised approximately 24.9% of net revenue, of which only one customer represented greater than 5% but less than 10%.  For the year ended December 31, 2002, six customers comprised approximately 24.4% of net revenue, of which only one customer represented greater than 5% but less than 10%.  The loss of an individual or a combination of these customers would have a material adverse effect on consolidated revenues, results of operations, financial condition and competitive market position.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Tables in thousands, except share and per share amounts)

(17)  Investigation and Recovery Efforts Regarding Misappropriation of Funds

On December 30, 2004, the Company reported through a Form 8-K filing that the Company had uncovered evidence suggesting a former employee embezzled approximately $970,000 between May, 2001 and November, 2004. The embezzled funds totaled approximately $286,000, $329,000, and $288,000 for the years ended December 31, 2004, 2003 and 2002, respectively, which were materially expensed in the years incurred.  The Company has involved its Audit Committee, its external auditors and outside legal counsel and believes that the extent of the fraud has been identified.  The Company's insurance carrier is processing the claim under the Company's crime policy, and the Company believes that there is sufficient coverage to recoup losses and that it should be awarded a full recovery.   However, no assurances can be made as to the ability to fully recover all losses, or the ultimate effect that potential recovery will have on the financial statements.  The possibility remains that the Company may need to initiate proceedings to recover any amounts not covered by the insurance carrier.

(18)  Subsequent Events

(a)  Line of Credit

In February 2005, the Company signed a sixty day extension to its revolving credit agreement with Bank of Texas to provide up to $2.0 million in short term debt, which is limited to 75% of the eligible accounts receivable and 10% of eligible inventory (the inventory coverage is applicable only in the months of December, January and February).  The Company and Bank of Texas are currently in discussions and contemplating extending the term and possibly increasing the size of the facility.  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and interest coverage ratio.  Interest on outstanding balances accrues at prime less one half percent and is due quarterly.  The prime interest rate at March 15, 2005 was 5.50%.  As of March 15, 2005, the Company did not have an outstanding loan against the credit facility.

(b)  Employment Agreement for Mr. Oliver G. Brewer

On February 19, 2005, the Company entered into a new employment agreement with Mr. Oliver G. "Chip" Brewer, III, the Company's President and Chief Executive Officer.  The agreement term is January 1, 2005 through December 31, 2007 and Mr. Brewer will receive an annual salary, annual stock grants and is eligible for incentive bonuses.  The full terms of the agreement are filed as an exhibit to the Company's Form 10-K Annual Report filing.

(c)  Endorsement Agreement with Mr. Tom Watson

On January 13, 2005, the Company entered into an endorsement agreement with Mr. Tom Watson that extends the Company's relationship with Mr. Watson.  Under the terms of the endorsement agreement, Mr. Watson must meet and maintain certain performance requirements, which include but are not limited to, exclusive use of certain of the Company's products, display of certain marks and logos during certain golf events, participation in a minimum number of events, and feedback on the performance of the Company's products.  Mr. Watson shall receive compensation for his endorsement, which includes bonuses based on performance in certain PGA and SPGA events.  Either the Company or Mr. Watson may terminate this agreement with written notice upon the occurrence of certain events.

Schedule II

ADAMS GOLF, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended December 31, 2004, 2003 and 2002

(Table in thousands)

	Balance at	Charged to		Balance at
	Beginning	cost and other		end of
Description	of period	expenses	Deductions(1)	period

Allowance for doubtful accounts:
Year ended December 31, 2004	$332	1,510	1,096	$746
Year ended December 31, 2003	$662	772	1,102	$332
Year ended December 31, 2002	$775	626	739	$662

Product warranty and sales returns:
Year ended December 31, 2004	$1,015	437	332	$1,120
Year ended December 31, 2003	$566	415	(34)	$1,015
Year ended December 31, 2002	$801	106	341	$566

Inventory obsolescence (2):
Year ended December 31, 2004	$465	—	(9)	$474
Year ended December 31, 2003	$726	—	261	$465
Year ended December 31, 2002	$252	620	146	$726

Deferred Tax Asset/Liability Valuation:
Year ended December 31, 2004	$20,472	(1,134)	69	$19,269
Year ended December 31, 2003	$21,219	(702)	45	$20,472
Year ended December 31, 2002	$17,959	3,192	(68)	$21,219

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