Form 10-Q
period 2005-03-31
ADAMS GOLF INC
filed 2005-05-11
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,600,153 on May 5, 2005.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL STATEMENTS	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		March 31, 2005 (unaudited) and December 31, 2004	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three months ended March 31, 2005 and 2004	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Three months ended March 31, 2005	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Three months ended March 31, 2005 and 2004	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-13

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4.	Controls and Procedures	27-28

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	29

	Item 2.	Unregistered Sales of Equity Securities and use of proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	N/A

	Item 5.	Other Information	N/A

	Item 6.	Exhibits	29

		Signatures	29

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	March 31, 2005	December 31, 2004
	(unaudited)
Current assets:
Cash and cash equivalents	$ 10,440	$ 16,367
Trade receivables, net of allowance for doubtful accounts of $759 (unaudited) and $746 in 2005 and 2004, respectively	17,194	9,317
Inventories	13,449	11,558
Prepaid expenses	2,842	234
Other current assets	10	138
Total current assets	43,935	37,614

Property and equipment, net	751	720
Other assets, net	105	44
	$ 44,791	$ 38,378

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 6,549	$ 3,876
Accrued expenses	7,483	7,584
Total current liabilities	14,032	11,460
Other non-current liabilities	471	480
Total liabilities	14,503	11,940

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 23,257,653 shares issued and 22,600,153 shares outstanding at March 31, 2005 and December 31, 2004	23	23
Additional paid-in capital	90,396	90,261
Deferred compensation	(2,260)	(2,298)
Accumulated other comprehensive income (loss)	162	(25)
Accumulated deficit	(54,897)	(58,387)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)
Total stockholders' equity	30,288	26,438

	$ 44,791	$ 38,378
Contingencies (notes 11 and 12)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended
	March 31,

	2005	2004

Net sales	$ 16,798	$ 17,798
Cost of goods sold	7,945	8,062
Gross profit	8,853	9,736

Operating expenses:
Research and development expenses	584	456
Selling and marketing expenses	4,261	4,692
General and administrative expenses	1,527	2,025
Total operating expenses	6,372	7,173
Operating income	2,481	2,563

Other income (expense):
Interest income (expense), net	34	(15)
Other income, net (note 13)	1,007	14
Income before income taxes	3,522	2,562
Income tax expense	32	49
Net income	$ 3,490	$ 2,513

Net income per common share - basic	$ 0.15	$ 0.11
- diluted	$ 0.13	$ 0.10

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Three Months Ended March 31, 2005
(unaudited)
	Shares of		Additional		Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Deferred	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Compensation	Income (Loss)	Deficit	Income	Stock	Equity

Balance, December 31, 2004	23,257,653	$ 23	$ 90,261	$ (2,298)	$ (25)	$ (58,387)		$ (3,136)	$ 26,438
Comprehensive income:
Net income	--	--	--	--	--	3,490	$ 3,490	--	3,490
Other comprehensive income, net of tax:
Foreign currency translation	--	--	--	--	187	--	187	--	187
Comprehensive income	--	--	--	--	--	--	$ 3,677	--	--
Stock options exercised	--	--	--	--	--	--		--	--
Stock option forfeitures	--	--	--	--	--	--		--	--
Issuance of stock options	--	--	135	(135)	--	--		--	--
Amortization of deferred compensation	--	--	--	173	--	--		--	173
Balance, March 31, 2005	23,257,653	$ 23	$ 90,396	$ (2,260)	$ 162	$ (54,897)		$ (3,136)	$ 30,288

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended
	March 31,

	2005	2004
Cash flows from operating activities:
Net income	$ 3,490	$ 2,513
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangible assets	113	173
Amortization of deferred compensation	173	156
Provision for doubtful accounts	103	440
Income from insurance recoveries	(965)	--
Changes in assets and liabilities:
Trade receivables	(7,980)	(8,453)
Inventories	(1,891)	(3,164)
Prepaid expenses	(2,607)	(347)
Other current assets	129	(109)
Other assets	(61)	(3)
Accounts payable	2,673	5,023
Accrued expenses	(101)	1,072
Net cash used in operating activities	(6,924)	(2,699)

Cash flows from investing activities:
Purchases of equipment	(144)	(17)
Proceeds from insurance recoveries	965	--
Net cash used in investing activities	821	(17)

Cash flows from financing activities:
Principal payments under capital lease obligation	(9)	(32)
Exercise of stock options	--	8
Debt financing costs	(2)	(8)
Net cash used in financing activities	(11)	(32)

Effects of exchange rate changes on cash and cash equivalents	187	(47)
Net decrease in cash and cash equivalents	(5,927)	(2,795)
Cash and cash equivalents at beginning of period	16,367	10,135
Cash and cash equivalents at end of period	$ 10,440	$ 7,340

Supplemental disclosure of cash flow information
Interest paid	$ 1	$ 8
Income taxes paid	$ 32	$ 49
Supplemental disclosure of non-cash investing and financing activities - Equipment financed with capital lease	$ --	$ --

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company" or "Adams Golf") for the three month period ended March 31, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").   The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.   However, these operating results are not necessarily indicative of the results expected for the full fiscal year.   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's 2004 Annual Report on Form 10-K filed with the SEC on March 21, 2005.

Founded in 1987, Adams Golf, Inc. (the "Company" or "Adams Golf") initially operated as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation.  Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the RPM 430Q driver, Redline RPM fairway woods and drivers, Ovation fairway woods and drivers, the Adams Golf Idea, A1 and A1 Pro Irons and i-Woods family, the Redline family of fairway woods and drivers, the Tight Lies family of fairway woods, the Tight Lies GT and GT2 irons and i-Woods, the Tom Watson signature series of wedges, and certain accessories.   The Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries, agencies, and distributorships.

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):
	March 31,	December 31,
	2005	2004
	(unaudited)
Finished goods	$ 9,169	$ 8,119
Component parts	4,280	3,439
Total Inventory	$ 13,449	$ 11,558

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued expenses consisted of the following on the dates indicated (in thousands):
	March 31,	December 31,
	2005	2004
	(unaudited)
Payroll and commissions	$ 842	$ 1,020
Advertising	409	130
Product warranty expense and sales returns	851	1,120
Professional services	41	59
Restructuring costs	71	71
Faldo settlement costs	1,330	1,322
Deferred revenue	1,937	1,317
Other	2,002	2,545
Total Accrued Liabilities	$ 7,483	$ 7,584

During 2002, the Company executed an operational restructuring plan, which resulted in the closure of the Adams Golf UK, Limited, wholly owned subsidiary.  The operational restructuring plan resulted in a restructuring charge of $850,000 for severance, a write off of goodwill and other related exit costs.  During the third quarter of 2003, the Company was released from future rent obligations, which resulted in a reduction of restructuring expense of approximately $259,000.  Approximately $71,000 remains in accrued expenses associated with the operational restructuring.  The Company continues to sell its products in the UK through a distributor.

On August 25, 2001, an agreement was reached with Mr. Nick Faldo in settlement of the dispute regarding provisions of his prior professional services agreement with Adams Golf.  Pursuant to the terms of settlement, Mr. Faldo received $0.5 million upon execution and $0.5 million on July 15, 2002.  In addition, provided Mr. Faldo satisfied certain terms and conditions, he was to receive a series of annual installments for the years 2003 through 2011 aggregating to $2.0 million.  At March 31, 2005, approximately $1,330,000 and $449,000 still remains in accrued expenses and non-current liabilities, respectively, in the accompanying consolidated balance sheet for the present value of the future payments on the settlement contract.  The Company owed two $100,000 payments, one due at December 31, 2003 and one due at December 31, 2004.  However, according to the terms of Mr. Faldo's contract, he must play a specified number of sanctioned events on the PGA and keep his PGA credentials.  Because Mr. Faldo has failed to meet the contract requirements, the payments were not made at December 31, 2003 or December 31, 2004, however, they are included in the $1.3 million of accrued settlement costs.

4.   Income per Common Share

The weighted average common shares used for determining basic and diluted income per common share were 22,600,153 and 27,229,595, respectively, for the three months ended March 31, 2005, and 22,502,071 and 25,929,320, respectively, for the three months ended March 31, 2004.  The effect of all warrants and options to purchase shares of the Company's common stock for the three months ended March 31, 2005 resulted in additional dilutive shares of 4,629,442.  For this period, approximately 40,000 options were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.  The effect of all warrants and options to purchase shares of the Company's common stock for the three months ended March 31, 2004 resulted in additional dilutive shares of 3,427,249.  For this period, approximately 1,333,730 options and 100,000 warrants were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Geographic Segment and Data

The Company generates substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  The Company's products are distributed in both domestic and international markets.  Net sales by customer for these markets consisted of the following during the periods indicated (in thousands):
	Three Months Ended March 31,
	2005	2004
	(unaudited)
United States	$ 14,578	$ 15,706
Rest of World	2,220	2,092
Total Net Sales	$ 16,798	$ 17,798

6.   Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion of all of the deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through 2002 will be realized.  Accordingly, the Company has recognized a valuation allowance equal to the entire deferred income tax asset.  Although the Company has carryforwards due to historical losses, current tax law for calculating Alternative Minimum Tax allows the Company to use carryforwards only up to 90% of annual liability.  Accordingly, AMT tax expense for the three months ended March 31, 2005 and 2004 was $32,000 and $49,000, respectively.

7.   Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

8.   Comprehensive Income

Comprehensive income for the three months ended March 31, 2005 was approximately $3.7 million.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock Compensation

At March 31, 2005, the Company had one stock-based compensation plan that replaced four predecessor plans.  The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Under this method, compensation expense is recorded on the date of grant to the extent that the current market price of the underlying stock exceeds the exercise price.  The Company has elected to continue to apply the intrinsic value-based method of accounting for employee stock option grants and has adopted the SFAS No.148 disclosure requirements.  Non-employee option grants are accounted for using the fair-value based method.   The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock Based Compensation, to stock-based employee compensation for the three months ended March 31, 2005, and 2004, respectively (in thousands, except for per share amounts):
	For the Three Months ended March 31,
	2005	2004

Net income :
As reported	$ 3,490	$ 2,513
Add: Stock-based compensation expense included in reported net income, net of related tax effects	173	156
Deduct: Total stock-based compensation expense determined under the fair value method	(186)	(174)
Pro forma	$ 3,477	$ 2,495

Basic income per common share:
As reported	$ 0.15	$ 0.11
Pro forma	0.15	0.11
Diluted income per common share:
As reported	$ 0.13	$ 0.10
Pro forma	0.13	0.10

In December 2004, the FASB revised SFAS No. 123, Accounting for Stock-Based Compensation, which established accounting standards for transactions where the entity exchanges equity instruments for goods and services.  The revision of this statement focuses on the accounting for transactions where the entity obtains employee services in share-based payment transactions.  This statement revision eliminates the alternative use of APB 25 intrinsic value method and requires that entities adopt the fair-value method for all share-based transactions.  This statement is effective the next fiscal year following June 15, 2005.  The Company will adopt the provisions of this standard on a modified prospective basis in the first quarter of 2006, and the Company believes that the overall impact to the financial statements will be immaterial.

10.   New Accounting Pronouncements

There have been no new material accounting pronouncements that are applicable to the Company's business for this period.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   Liquidity

In February 2005, the Company signed a sixty day extension to its existing revolving credit agreement.  On April 13, 2005, the Company signed a new three year line of credit with Bank of Texas to provide up to $5.0 million in short term debt, which is limited to 75% of the eligible accounts receivable and 10% of eligible inventory (the inventory coverage is applicable only in the months of December, January and February).  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and interest coverage ratio.  Interest on outstanding balances accrues at prime less one half percent and is due quarterly.  The prime interest rate at May 5, 2005 was 5.75%.  As of May 5, 2005, the Company did not have an outstanding loan against the credit facility.

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

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products that gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken steps to increase the market acceptance of these and its other products.   If the Company's products fail to achieve appropriate levels of market acceptance, it is possible that the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings, possibly during the next twelve months.  The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price for the Company's common stock and the state of the capital markets generally, the Company does not expect that it will be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing. There can be no assurance that financing will be available when needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the Company's only sources of funding are expected current cash reserves, projected cash flows from operations and up to $5.0 million of borrowings available under the renewed revolving credit facility, which has a term of three years ending in April, 2008.

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

In November of 2004, an employee of a third party subcontracting company suffered a fatal injury while working in the Company's warehouse in Plano, Texas.  The decedent's family has initiated a lawsuit naming both the Company and the decedent's employer.  The Company carries general liability insurance; however, there can be no assurances that the policy will cover any or all of the Company's liabilities, if any exist, arising out of the accident.  On January 3, 2005, a suit was filed by decedent's family, which is currently in its discovery phase.  The Company can not reasonably assess what, if any, damages the Company may be liable for in connection with this proceeding.

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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.   Investigation and Recovery Efforts Regarding Misappropriation of Funds

On December 30, 2004, the Company reported through a Form 8-K filing that the Company had uncovered evidence suggesting a former employee embezzled approximately $970,000 between May, 2001 and November, 2004. The embezzled funds totaled approximately $286,000, $329,000, and $288,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and were expensed in the years incurred.  During the first quarter ending March 31, 2004, embezzled funds totaled approximately $50,000.  The Company has involved its Audit Committee, its external auditors and outside legal counsel and believes that the extent of the fraud has been identified.  The Company's insurance carrier has processed the claim under the Company's crime policy, and in March, 2005 the Company was granted a full recovery, less the deductible of $5,000, totaling $965,000, which is included in Other income on the Statement of Operations.  The Company received the funds on March 30, 2005 and recorded the recovery in the financial results of the first quarter of 2005.

14.   Subsequent Event

On April 13, 2005, the Company signed a new three year line of credit with Bank of Texas to provide up to $5.0 million in short term debt, which is limited to 75% of the eligible accounts receivable and 10% of eligible inventory (the inventory coverage is applicable only in the months of December, January and February).  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and interest coverage ratio.  Interest on outstanding balances accrues at prime less one half percent and is due quarterly.  The prime interest rate at May 5, 2005 was 5.75%.  As of May 5, 2005, the Company did not have an outstanding loan against the credit facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K.

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
          --Assembly difficulties;
          --Product introductions;
          --Patent infringement risks;
          --Uncertainty of ability to protect intellectual property rights;
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
          --The management of sales channels and re-distribution;
          --The uncertainty of the results of pending litigation;
          --The adequacy of the allowance for doubtful accounts and obsolete inventory; and
          --The impact of operational restructuring on operating results and liquidity and one-time events and other  factors detailed in this report under "Business Risks"              below.

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

Overview

Founded in 1987, Adams Golf, Inc. (the "Company" or "Adams Golf") initially operated as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation.  Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the RPM 430Q driver, Redline RPM fairway woods and drivers, Ovation fairway woods and drivers, the Adams Golf Idea, A1 and A1 Pro Irons and i-Woods family, the Redline family of fairway woods and drivers, the Tight Lies family of fairway woods, the Tight Lies GT and GT2 irons and i-Woods, the Tom Watson signature series of wedges, and certain accessories.   The Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries, agencies, and distributorships.

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

Costs of the Company's clubs consist primarily of component parts, including the head, shaft and grip.  To a lesser extent, the Company's cost of goods sold includes labor, occupancy and shipping costs in connection with the inspection, testing, assembly and distribution of its products and certain promotional and advertising costs given in the form of additional merchandise as consideration to customers.

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

   Impairment of Long-Lived Assets

The Company follows the guidance in SFAS ("Statement of Financial Accounting Standards") 144 in reviewing long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three months ended March 31, 2005, there was no impairment of long-lived assets.

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
	Three Months Ended March 31,
	2005	2004
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	47.3	45.3
Gross profit	52.7	54.7
Operating expenses:
Research and development expenses	3.5	2.6
Sales and marketing expenses	25.4	26.4
General and administrative expenses:	9.1	11.3
Total operating expenses	38.0	40.3
Interest income (expense), net	0.2	(0.1)
Other income (expense), net	6.1	0.1
Income before income taxes	21.0	14.4
Income tax expense	0.2	0.3
Net income	20.8%	14.1%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total net sales decreased to $16.8 million for the three months ended March 31, 2005 from $17.8 million for the comparable period of 2004 primarily resulting from slower than anticipated sales of fairway woods, particularly the Redline RPM launched in the fourth quarter of 2004 as compared to higher than anticipated sales of the Ovation fairway woods during the comparable period of 2004.  Net sales of drivers increased to $5.0 million, or 29.8% of total net sales, for the three months ended March 31, 2005 from $3.3 million, or 18.5% of total net sales, for the comparable period of 2004.  A large portion of the driver net sales for the three months ended March 31, 2005 was generated by the RPM and Ovation driver product lines, introduced in the fourth quarter of 2004 and the first quarter of 2005, respectively, which was partially offset by lower sales of maturing product lines.  Net sales of irons increased to $5.7 million, or 33.8% of total net sales, from $5.6 million, or 31.7% of total net sales, for the three months ended March 31, 2005 and 2004, respectively, primarily generated from sales of the Company's Idea irons and integrated iron sets.  Net sales of fairway woods decreased to $5.2 million, or 31.2% of total net sales, from $7.6 million, or 42.4% of total net sales, for the three months ended March 31, 2005 and 2004, respectively, primarily resulting from the success of Ovation fairway woods launched in the first quarter of 2004 as compared to the launch of Redline RPM fairway woods launched in the fourth quarter of 2004.

For the three months ended March 31, 2005, four customers comprised approximately 25% of net sales while two customers individually represented greater than 5% but less than 10% of total net sales. Should these customers or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.

Net sales of the Company's products outside the U.S. increased to $2.2 million, or 13.2% of total net sales, from $2.1 million, or 11.8% of total net sales, for the three months ended March 31, 2005 and 2004, respectively.

Cost of goods sold decreased to $7.9 million, or 47.3% of total net sales, for the three months ended March 31, 2005 from $8.1 million, or 45.3% of total net sales, for the comparable period of 2004.  The increase as a percentage of total net sales is partially due to lower average selling prices of certain wood product lines.

Selling and marketing expenses decreased to $4.3 million for the three months ended March 31, 2005 from $4.7 million for the comparable period in 2004.  The decrease is primarily the result of decreased commissions expenses associated with a 6% decrease in revenues coupled with a reduction in marketing related costs of $0.4 million.

General and administrative expenses decreased to $1.5 million for the three months ended March 31, 2005 from $2.0 million for the comparable period in 2004.  The decrease in administrative related costs is attributable to a decrease in bad debt expenses of $0.4 million, of which $0.1 of the bad debt was related to the embezzled funds during the first quarter of 2004.

Research and development expenses, primarily consisting of costs associated with development of new products, were $0.6 million and $0.5 million for the three months ended March 31, 2005 and 2004, respectively.

Other income increased to $1.0 million for the three months ended March 31, 2005 from $0.0 million for the comparable period in 2004 which is attributable to the one time receipt by the Company of a $1.0 insurance claim paid by the Company's insurance carrier in connection with the embezzlement occurrence referenced in Note 13 to the Unaudited Condensed Financial Statements.

The Company's inventory balances were approximately $13.4 million and $11.6 million at March 31, 2005 and December 31, 2004, respectively.  The increase in inventory levels is primarily a result of the increased purchasing related to the newly released product lines launched in fourth quarter 2004 and first quarter 2005 in addition to improved payment terms negotiated with key vendors.

The Company's net accounts receivable balances were approximately $17.2 million and $9.3 million at March 31, 2005 and at December 31, 2004, respectively.  The increase is primarily due to the seasonality of the business, as a large portion of sales are generated in the first and second quarters of the year.

The Company's prepaid balances were approximately $2.8 million and $0.2 million at March 31, 2005 and December 31, 2004, respectively.  The increase in the prepaid asset is primarily associated with the Company's decision to prepay certain strategic marketing expenses.

The Company's accounts payable balances were approximately $6.5 million and $3.9 million at March 31, 2005 and December 31, 2004, respectively.  The increase in accounts payable is primarily associated with the extension of payment terms with key vendors related to inventory purchases.

As a result of the above, the Company reported operating income of $3.5 million for the three months ended March 31, 2005 compared to $2.5 million for the comparable period ended March 31, 2004.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $10.4 million at March 31, 2005 from $16.4 million at December 31, 2004.  The decrease is primarily due to cash used by operating activities of $6.9 million.  During the three months ended March 31, 2005, accounts receivable increased $7.9 million, inventory increased $1.9 million and prepaid expenses increased $2.6 million.  These increases were partially offset by an increase in accrued expenses and accounts payable of $2.6 million primarily associated with the extension of payment terms with key vendors.

In February 2005, the Company signed a sixty day extension to its existing revolving credit agreement.  On April 13, 2005, the Company signed a new three year line of credit with Bank of Texas to provide up to $5.0 million in short term debt, which is limited to 75% of the eligible accounts receivable and 10% of eligible inventory (the inventory coverage is applicable only in the months of December, January and February).  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and interest coverage ratio.  Interest on outstanding balances accrues at prime less one half percent and is due quarterly.  The prime interest rate at May 5, 2005 was 5.75%.  As of May 5, 2005, the Company did not have an outstanding loan against the credit facility.

Working capital increased at March 31, 2005 to $29.9 million compared to $26.2 million at December 31, 2004.   Approximately 40% of the Company's current assets are comprised of accounts receivable.  Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on the Company's relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote the Company's brand name and to assure adequate product availability, often to coincide with planned promotions or advertising campaigns.  Although a significant amount of the Company's sales are not affected by these terms, the extended terms do have a negative impact on the Company's financial position and liquidity.  The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company's financial condition.  The Company generates cash flow from operations primarily by collecting outstanding trade receivables.  Because the Company has limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, the Company would have a limited amount of funds available to further expand production until such time as the Company could collect a significant portion of the trade receivables.  If the Company's cash needs in the near term exceed the available cash and cash equivalents on hand, and the available borrowing under the credit facility, the Company would be required to obtain additional financing or limit expenditures to the extent of available cash on hand, all of which could significantly adversely effect the Company's current growth plans and result in a material adverse effect on the Company's results of operations, financial condition and/or liquidity.

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

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products that gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken steps to increase the market acceptance of these and its other products.  If the Company's products fail to achieve appropriate levels of market acceptance, it is possible that the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings, possibly during the next twelve months.  The Company may need to raise additional funds through the issuance of equity securities, in which case the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price of the Company's common stock and the state of the capital markets generally, the Company does not expect that it will be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing. There can be no assurance that financing will be available when needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the Company's only sources of funding are current cash reserves, projected cash flows from operations and up to $5.0 million of borrowings available under the renewed revolving credit facility, which has a term of three years ending in April, 2008.

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

Need for Additional Capital

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months, based upon, among other things, management's estimates regarding the collectability of outstanding accounts receivable, projected cash flow from operations and anticipated expenditures.  However, no assurances can be given that the Company will have sufficient cash resources beyond twelve months.  To the extent our cash requirements or assumptions change, the Company may have to raise additional capital and/or further reduce its operating expenses, including further operational restructurings.  If the Company needs to raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders of the Company would be reduced, stockholders could experience additional dilution, and/or such equity securities could have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price for the Company's common stock and the state of the capital markets generally, the Company does not expect that it would be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing.    There can be no assurance that financing will be available if needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the only sources of funding are current cash reserves, projected cash flows from operations and up to $5.0 million of borrowings available under the Company's renewed revolving credit facility.

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

While the Company invests in insurance policies to protect against the possibility of increased costs associated with product failures, future liabilities could result for the Company if the current insurance policies do not fully cover all associated costs of any future claim.

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

Item 4.  Controls and Procedures

Introduction

"Disclosure Controls and Procedures" are defined in Exchange Act Rules 13a -15(e) and 15d -15 (e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the SEC's rules and forms.  Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

"Internal Control Over Financial Reporting" is defined in Exchange Act Rules 13a -15(f) and 15d -15(f) as a process designed by, or under the supervision of, an issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  It includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer's assets that could have a material adverse effect on the financial statements.

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

On or before December 31, 2004, the Company implemented improvements to certain internal controls, specifically, the process by which bad debt expense is authorized and approved, and procedures to restrict unauthorized user access to electronic data.  While the Company continues to improve upon its system of internal controls and there were no changes that materially effected or were reasonably likely to materially effect the internal controls during the period, no assurances can be made that its controls and procedures will prevent future errors or fraudulent activity.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its Disclosure Controls and Procedures as of the end of the period covered by this report.  Based on this evaluation, and taking into account the implementation of the control modifications mentioned above, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared, and that the Company's Disclosure Controls and Procedures were effective.

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

In November of 2004, an employee of a third party subcontracting company suffered a fatal injury while working in the Company's warehouse in Plano, Texas.  The decedent's family has initiated a lawsuit naming both the Company and the decedent's employer.  The Company carries general liability insurance; however, there can be no assurances that the policy will cover any or all of the Company's liabilities, if any exist, arising out of the accident.  On January 3, 2005, a suit was filed by decedent's family, which is currently in its discovery phase.  The Company can not reasonably assess what, if any, damages the Company may be liable for in connection with this proceeding.

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

Item 6(a).  Exhibits

See exhibit index on pages 30-31.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ADAMS GOLF, INC.

Date: May 11, 2005	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President

Date: May 11, 2005	By: /S/ ERIC LOGAN
Eric Logan
Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2005	By: /S/ PAMELA J. HIGH
Pamela J. High
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 3.3	Amended and Restated Audit Committee charter	Incorporated by reference to Annex A of the 2004 Proxy Statement (Annex A)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Adams Golf Equity Incentive Plan	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 February 9, 2004 File No. 333-112622 (Exhibit 4.7)

Exhibit 10.1	Agreement between the Registrant and Nick Faldo, dated April 22, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.1)

Exhibit 10.2	Commercial Lease Agreement dated December 5, 1997, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.3)

Exhibit 10.3	Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 10.4)

Exhibit 10.4	Amended Commercial Lease Agreement dated April 6, 1998 between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2000 Form 10-K (Exhibit 10.18)

Exhibit 10.5	Settlement Agreement between Adams Golf, Ltd. And Nicholas A. Faldo	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended September 30, 2001 (Exhibit 10.19)

Exhibit 10.6	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2001 Form 10-K (Exhibit 10.21)

Exhibit 10.7*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2001 Form 10-K (Exhibit 10.23)

Exhibit 10.8*	First Amendment to Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2002 Form 10-K (Exhibit 10.11)

Exhibit 10.9	Employment Agreement - Byron H. (Barney) Adams	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended June 30, 2003 (Exhibit 10.13)

Exhibit 10.10	Change of Control Agreement - Eric Logan	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Exhibit 10.14)

Exhibit 10.11	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003 (Exhibit 10.12)

Exhibit 10.12	Termination Letter - Accounts Receivable Security Agreement between Adams Golf, Ltd and First Community Financial Corporation	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003 (Exhibit 10.13)

Exhibit 10.13	Revolving line of Credit between Adams Golf, Inc and Bank of Texas	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003 (Exhibit 10.14)

Exhibit 10.14*	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 (Exhibit 10.16)

Exhibit 10.15*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 (Exhibit 10.17)

Exhibit 10.16	Revolving line of Credit between Adams Golf, Inc and Bank of Texas	Included in this filing

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

___________________
*  The SEC has granted the Company's request for confidential treatment of certain portions of these agreements.