Form 10-Q
period 2005-09-30
ADAMS GOLF INC
filed 2005-11-08
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
[   ] Yes  [X] No

The number of outstanding shares of the registrant's common stock, par value $.001 per share, was 22,730,153 on November 4, 2005.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL STATEMENTS	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		September 30, 2005 (unaudited) and December 31, 2004	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three and nine months ended September 30, 2005 and 2004	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Nine months ended September 30, 2005	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Nine months ended September 30, 2005 and 2004	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-13

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-28

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4.	Controls and Procedures	28-29

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	30

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	N/A

	Item 5.	Other Information	N/A

	Item 6.	Exhibits	30

		Signatures	31

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	September 30, 2005	December 31, 2004
	(unaudited)
Current assets:
Cash and cash equivalents	$ 13,309	$ 16,367
Trade receivables, net of allowance for doubtful accounts of $898 (unaudited) and $746 in 2005 and 2004, respectively	14,088	9,317
Inventories	13,024	11,558
Prepaid expenses	2,457	234
Other current assets	17	138
Total current assets	42,895	37,614

Property and equipment, net	661	720
Other assets, net	24	44
	$ 43,580	$ 38,378

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 5,379	$ 3,876
Accrued expenses	5,946	7,584
Total current liabilities	11,325	11,460
Other non-current liabilities	4	480
Total liabilities	11,329	11,940

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 23,387,653 and 23,257,653 shares issued and 22,730,153 and 22,600,153 shares outstanding at September 30, 2005 and December 31, 2004, respectively	23	23
Additional paid-in capital	92,068	90,261
Deferred compensation	(2,910)	(2,298)
Accumulated other comprehensive income (loss)	326	(25)
Accumulated deficit	(54,120)	(58,387)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)
Total stockholders' equity	32,251	26,438

	$ 43,580	$ 38,378
Contingencies

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net sales	$ 10,180	$ 10,950	$ 46,769	$ 48,443
Cost of goods sold	6,027	5,999	24,734	23,963
Gross profit	4,153	4,951	22,035	24,480

Operating expenses:
Research and development expenses	598	450	1,725	1,339
Selling and marketing expenses	4,172	2,815	13,435	12,876
General and administrative expenses	1,649	1,641	5,474	5,617
Reversal of settlement expenses	(1,788)	-	(1,771)	-
Total operating expenses	4,631	4,906	18,863	19,832
Operating income (loss)	(478)	45	3,172	4,648

Other income (expense):
Interest income (expense), net	68	16	154	9
Other income (expense), net (note 13)	12	19	1,005	66
Income (loss) before income taxes	(398)	80	4,331	4,723
Income tax expense	6	19	64	89
Net income (loss)	$ (404)	$ 61	$ 4,267	$ 4,634

Net income (loss) per common share - basic	$ (0.02)	$ 0.00	$ 0.19	$ 0.21
- diluted	$ (0.02)	$ 0.00	$ 0.15	$ 0.18

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Nine Months Ended September 30, 2005
(unaudited)
	Shares of		Additional		Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Deferred	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Compensation	Income (Loss)	Deficit	Income	Stock	Equity

Balance, December 31, 2004	23,257,653	$ 23	$ 90,261	$ (2,298)	$ (25)	$ (58,387)		$ (3,136)	$ 26,438
Comprehensive income:
Net income	--	--	--	--	--	4,267	$ 4,267	--	4,267
Foreign currency translation	--	--	--	--	351	--	351	--	351
Comprehensive income	--	--	--	--	--	--	$ 4,618	--	--
Stock option forfeitures			(8)	8
Stock options exercised	130,000	--	38	--	--	--		--	38
Issuance of stock options	--	--	1,777	(1,777)	--	--		--	--
Amortization of deferred compensation	--	--	--	1,157	--	--		--	1,157
Balance, September 30, 2005	23,387,653	$ 23	$ 92,068	$ (2,910)	$ 326	$ (54,120)		$ (3,136)	$ 32,251

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended
	September 30,

	2005	2004
Cash flows from operating activities:
Net income	$ 4,267	$ 4,634
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	340	451
Amortization of deferred compensation	1,157	507
Provision for doubtful accounts	350	1,344
Income from insurance recoveries	(965)	--
Reversal of settlement expense	(1,771)	--
Changes in assets and liabilities:
Trade receivables	(5,123)	(1,604)
Inventories	(1,466)	(2,163)
Prepaid expenses	(2,222)	171
Other current assets	123	(54)
Other assets	21	(29)
Accounts payable	1,502	811
Accrued expenses	(326)	237
Net cash provided by (used in) operating activities	(4,113)	4,305

Cash flows from investing activities:
Purchases of equipment	(265)	(267)
Proceeds from insurance recoveries	965	--
Net cash provided by (used in) investing activities	700	(267)

Cash flows from financing activities:
Principal payments under capital lease obligation	(32)	(50)
Exercise of stock options	38	8
Debt financing costs	(2)	(15)
Net cash provided by (used in) financing activities	4	(57)

Effects of exchange rate changes on cash and cash equivalents	351	(42)
Net increase (decrease) in cash and cash equivalents	(3,058)	3,939
Cash and cash equivalents at beginning of period	16,367	10,135
Cash and cash equivalents at end of period	$ 13,309	$ 14,074

Supplemental disclosure of cash flow information
Interest paid	$ 5	$ 12
Income taxes paid	$ 64	$ 112
Supplemental disclosure of non-cash investing and financing activities - Equipment financed with capital lease	$ 15	$ --

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company" or "Adams Golf") for the three and nine month periods ended September 30, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").   The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.   However, these operating results are not necessarily indicative of the results expected for the full fiscal year.   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's 2004 Annual Report on Form 10-K filed with the SEC on March 21, 2005.

Founded in 1987, Adams Golf, Inc. (the "Company" or "Adams Golf") initially operated as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation.  Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the RPM 460 Dual driver, RPM 430Q driver, Redline RPM fairway woods and drivers, Ovation fairway woods and drivers, the Adams Golf A2 and A2 OS Irons, Original Idea, A1 and A1 Pro Irons and i-Woods family, the Redline family of fairway woods and drivers, the Tight Lies family of fairway woods, the Tight Lies GT2 and GT irons and i-Woods, the Tom Watson signature series of wedges, and certain accessories.   The Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries, agencies, and distributorships.

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):
	September 30,	December 31,
	2005	2004
	(unaudited)
Finished goods	$ 6,039	$ 8,119
Component parts	6,985	3,439
Total Inventory	$ 13,024	$ 11,558

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued expenses consisted of the following on the dates indicated (in thousands):
	September 30,	December 31,
	2005	2004
	(unaudited)
Payroll and commissions	$ 1,117	$ 1,020
Advertising	248	130
Product warranty expense and sales returns	679	1,120
Professional services	72	59
Restructuring costs	71	71
Faldo settlement costs	--	1,322
Deferred revenue	2,063	1,317
Other	1,696	2,545
Total Accrued Liabilities	$ 5,946	$ 7,584

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

On August 25, 2001, an agreement was reached with Mr. Nick Faldo in settlement of the dispute regarding provisions of his prior professional services agreement with Adams Golf.  Pursuant to the terms of settlement, Mr. Faldo received $0.5 million upon execution and $0.5 million on July 15, 2002.  In addition, provided Mr. Faldo satisfied certain terms and conditions, he was to receive a series of annual installments for the years 2003 through 2011 aggregating to $2.0 million.  The Company owed two $100,000 payments, one due at December 31, 2003 and one due at December 31, 2004.  However, according to the terms of Mr. Faldo's contract, he must play a specified number of sanctioned events on the PGA and keep his PGA credentials.  Because Mr. Faldo has failed to meet the contract requirements, the payments were not made at December 31, 2003 or December 31, 2004. During September 2005, the Company determined that it was appropriate to reverse the settlement liability previously accrued.   Accordingly, the Company reversed approximately $1,339,000 and $449,000 in accrued expenses and other non-current liabilities.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   Income (loss) per Common Share

The weighted average common shares used for determining basic and diluted income (loss) per common share were 22,691,023 for the three months ended September 30, 2005, and 22,511,419 and 26,133,868, respectively, for the three months ended September 30, 2004.  The effect of all warrants and options to purchase shares of the Company's common stock for the three months ended September 30, 2005 were excluded from the calculation of dilutive shares as the effect of inclusion would have been antidilutive.  The effect of all warrants and options to purchase shares of the Company's common stock for the three months ended September 30, 2004 resulted in additional dilutive shares of 3,622,449.  For the three months ended September 30, 2004, approximately 1,439,730 options and 100,000 warrants were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.

The weighted average common shares used for determining basic and diluted income per common share were 22,678,391 and 28,494,773 , respectively, for the nine months ended September 30, 2005 and 22,541,022 and 26,069,703, respectively, for the nine months ended September 30, 2004.  The effect of all warrants and options to purchase shares of the Company's common stock for the nine months ended September 30, 2005 resulted in additional dilutive shares of 5,816,382.  The effect of all warrants and options to purchase shares of the Company's common stock for the nine months ended September 30, 2004 resulted in additional dilutive shares of 3,528,681.  For the nine months ended September 30, 2004, approximately 1,439,730 options and 100,000 warrants were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.

5.   Geographic Segment and Data

The Company generates substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  The Company's products are distributed in both domestic and international markets.  Net sales by customer for these markets consisted of the following during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
United States	$ 8,971	$ 10,369	$ 40,134	$ 42,856
Rest of World	1,209	581	6,635	5,587
Total Net Sales	$ 10,180	$ 10,950	$ 46,769	$ 48,443

6.   Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through 2002 and other deferred tax assets will be realized.  Accordingly, the Company has recognized a valuation allowance equal to the entire deferred income tax asset.  Although the Company has carryforwards due to historical losses, current tax law for calculating Alternative Minimum Tax allows the Company to use carryforwards only up to 90% of annual liability.  Accordingly, AMT tax expense for the three months ended September 30, 2005 and 2004 was $6,000 and $19,000, respectively, and for the nine months ended September 30, 2005 and 2004 was $64,000 and $89,000, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.   Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

8.   Comprehensive Income

Comprehensive income for the nine months ended September 30, 2005 was approximately $4.6 million.

9.   Stock Compensation

At September 30, 2005, the Company had one stock-based option plan that replaced four predecessor plans.  The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Under this method, compensation expense is recorded on the date of grant to the extent that the current market price of the underlying stock exceeds the exercise price.  The Company has elected to continue to apply the intrinsic value-based method of accounting for employee stock option grants and complies with the disclosure requirements of SFAS No. 123 "Accounting for Stock-based Compensation" ("SFAS 123"), as amended by SFAS No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure" ("SFAS 148").  Non-employee option grants are accounted for using the fair-value based method.   The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands, except for per share amounts):
	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$ (404)	$ 61	$ 4,267	$ 4,634
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	324	199	1,157	507
Deduct: Total stock-based compensation expense determined under the fair value method	(391)	(114)	(1,242)	(424)
Pro forma	$ (471)	$ 146	$ 4,182	$ 4,717
	=======	======	=======	=======
Basic income (loss) per common share:
As reported	$ (0.02)	$ 0.00	$ 0.19	$ 0.21
Pro forma	(0.02)	0.01	0.18	0.21
Diluted income (loss) per common share:
As reported	$ (0.02)	$ 0.00	$ 0.15	$ 0.18
Pro forma	(0.02)	0.01	0.15	0.18

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which established accounting standards for transactions where the entity exchanges equity instruments for goods and services.  The revision of this statement focuses on the accounting for transactions where the entity obtains employee services in share-based payment transactions.  This statement revision eliminates the alternative use of APB 25 intrinsic value method and requires that entities adopt the fair-value method for all share-based transactions.  The Company will adopt the provisions of this standard on a modified prospective basis in the first quarter of 2006, and the Company believes that the overall impact to the financial statements will not be material.

The Company is currently creating a plan to comply with section 409A of the Internal Revenue Service tax code by having the exercise date declared for all unvested stock options before December 31, 2005.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.   New Accounting Pronouncements

There have been no new material accounting pronouncements that are applicable to the Company's business for this period.

11.   Liquidity

On April 13, 2005, the Company signed a new three year line of credit with Bank of Texas to provide up to $5.0 million in short term debt, which is limited to 75% of the eligible accounts receivable and 10% of eligible inventory (the inventory coverage is applicable only in the months of December, January and February).  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and interest coverage ratio.  Interest on outstanding balances accrues at prime less one half percent and is due quarterly.  The prime interest rate at November 4, 2005 was 7.0%.  As of September 30, 2005 and November 4, 2005, the Company did not have an outstanding loan against the credit facility.

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

12.   Contingencies

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints alleged that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) threatened the Company's long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interest and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint.  Plaintiffs appealed.  On August 25, 2004, the appellate court affirmed the dismissal of plaintiffs' claims relating to oversupply of retail inventory, while reversing the dismissal of the claims relating to the impact of gray market sales and remanding those claims for further proceedings.  This case is now in the discovery phase in the district court.  As of November 1, 2005, the Company is in the process of mediation and at this time no resolution has been made.

The Company maintains directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against the Company or its directors and officers.

In November of 2004, an employee of a third party subcontracting company suffered a fatal injury while working in the Company's warehouse in Plano, Texas.  On January 3, 2005, a suit was filed by decedent's family naming both the Company and the decedent's employer.  The Company carried general liability insurance and tendered the suit under its policy.  The Company's general liability insurance carrier accepted the tender and covered the suit.  The Company and decedent's family settled the case on October 13, 2005.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   Contingencies (continued)

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

13.   Investigation and Recovery Efforts Regarding Misappropriation of Funds

On December 30, 2004, the Company reported through a Form 8-K filing that the Company had uncovered evidence suggesting a former employee embezzled approximately $970,000 between May, 2001 and November, 2004. The embezzled funds totaled approximately $286,000, $329,000, and $288,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and were expensed in the years incurred.  During the three months ended September 30, 2004, embezzled funds totaled approximately $101,000, and for the nine months ended September 30, 2004, embezzled funds totaled approximately $240,000.  The Company has involved its Audit Committee, its external auditors and outside legal counsel and believes that the extent of the fraud has been identified.  The Company's insurance carrier has processed the claim under the Company's crime policy, and in March, 2005 the Company was granted a full recovery, less the deductible of $5,000, totaling $965,000, which is included in Other income on the Statement of Operations.  The Company received the funds on March 30, 2005 and recorded the recovery in the financial results of the first quarter of 2005.

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

Overview

Founded in 1987, Adams Golf, Inc. (the "Company" or "Adams Golf") initially operated as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation.  Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the RPM 460 Dual driver, RPM 430Q driver, Redline RPM fairway woods and drivers, Ovation fairway woods and drivers, the Adams Golf A2 and A2 OS Irons, Original Idea, A1 and A1 Pro Irons and i-Woods family, the Redline family of fairway woods and drivers, the Tight Lies family of fairway woods, the Tight Lies GT2 and GT irons and i-Woods, the Tom Watson signature series of wedges, and certain accessories.   The Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries, agencies, and distributorships.

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

   Impairment of Long-Lived Assets

The Company follows the guidance in SFAS ("Statement of Financial Accounting Standards") 144 in reviewing long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the nine months ended September 30, 2005, there was no impairment of long-lived assets.

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
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.2	54.8	52.9	49.5
Gross profit	40.8	45.2	47.1	50.5
Operating expenses:
Research and development expenses	5.9	4.1	3.7	2.8
Sales and marketing expenses	41.0	25.7	28.7	26.6
General and administrative expenses	16.2	15.0	11.7	11.6
Reversal of settlement expenses	(17.6)	--	(3.8)	--
Total operating expenses	45.5	44.8	40.3	41.0
Interest income (expense), net	0.7	0.2	0.3	0.1
Other income (expense), net	0.1	0.2	2.1	0.2
Income (loss) before income taxes	(3.9)	0.8	9.2	9.8
Income tax expense	0.1	0.2	0.1	0.2
Net income (loss)	(4.0)%	0.6%	9.1%	9.6%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Total net sales decreased to $10.2 million for the three months ended September 30, 2005 from $11.0 million for the comparable period of 2004.  Net sales of drivers increased to $3.3 million, or 32.6% of total net sales, for the three months ended September 30, 2005 from $2.1 million, or 19.3% of total net sales, for the comparable period of 2004.  A large portion of the driver net sales for the three months ended September 30, 2005 was generated by the RPM and Ovation driver product lines, introduced in the fourth quarter of 2004 and the first quarter of 2005, respectively, which was partially offset by lower sales of maturing product lines.  Net sales of irons decreased to $4.2 million, or 40.8% of total net sales, from $4.8 million, or 43.8% of total net sales, for the three months ended September 30, 2005 and 2004, respectively, primarily generated from the recent introduction of Idea A2 and A2 OS irons during the third quarter of 2005, continued strength of the Idea irons product family, and the GT2 irons, partially offset by lower sales of maturing product lines.  Net sales of fairway woods decreased to $2.6 million, or 25.5% of total net sales, from $4.0 million, or 36.9% of total net sales, for the three months ended September 30, 2005 and 2004, respectively, primarily resulting from the decline in sales of the Ovation family of fairway woods, which was introduced in the first quarter of 2004.

For the three months ended September 30, 2005, three customers comprised approximately 25% of net sales while two customers individually represented greater than 5% but less than 10% of total net sales. Should these customers or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.

Net sales of the Company's products outside the U.S. increased to $1.2 million, or 11.9% of total net sales, from $0.6 million, or 5.3% of total net sales, for the three months ended September 30, 2005 and 2004, respectively.

Cost of goods sold increased to $6.0 million, or 59.2% of total net sales, for the three months ended September 30, 2005 from $6.0 million, or 54.8% of total net sales, for the comparable period of 2004.  The increase as a percentage of total net sales is primarily due to lower average selling prices of certain wood product lines.

Selling and marketing expenses increased to $4.2 million for the three months ended September 30, 2005 from $2.8 million for the comparable period in 2004.  The increase is primarily the result of an increase in marketing related costs.

General and administrative expenses remained constant at $1.6 million for the three months ended September 30, 2005 and the comparable period in 2004.

Research and development expenses, primarily consisting of costs associated with development of new products, were $0.6 million and $0.5 million for the three months ended September 30, 2005 and 2004, respectively.

During the three months ended September 30, 2005, the Company reversed settlement expense of $1.8 million, which is attributable to the reversal of the accrued expenses for the settlement agreement that was reached with Mr. Nick Faldo in regards to the dispute regarding provisions of his prior professional services agreement with Adams Golf.  Since Mr. Faldo did not perform the minimum requirements of his contract, the Company is no longer due to make any future payments.

As a result of the above, the Company reported operating loss of $0.4 million for the three months ended September 30, 2005 compared to an operating income of $0.1 million for the comparable period ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Total net sales decreased to $46.8 million for the nine months ended September 30, 2005 from $48.4 million for the comparable period of 2004 primarily resulting from slower than anticipated sales of fairway woods.  Net sales of drivers increased to $14.5 million, or 31.1% of total net sales, for the nine months ended September 30, 2005 from $8.6 million, or 17.7% of total net sales, for the comparable period of 2004.  A large portion of the driver net sales for the nine months ended September 30, 2005 was generated by the RPM and Ovation driver product lines, introduced in the fourth quarter of 2004 and the first quarter of 2005, respectively, which was partially offset by lower sales of maturing product lines.  Net sales of irons decreased to $18.2 million, or 38.9% of total net sales, from $19.5 million, or 40.3% of total net sales, for the nine months ended September 30, 2005 and 2004, respectively, primarily generated from the recent introduction of Idea A2 and A2 OS irons during third quarter 2005, continued strength of the Idea product lines, and the GT2 irons, partially offset by lower sales of maturing product lines.  Net sales of fairway woods decreased to $12.4 million, or 26.4% of total net sales, from $18.6 million, or 38.4% of total net sales, for the nine months ended September 30, 2005 and 2004, respectively, primarily resulting from the decline in sales of the Ovation family of fairway woods, which was introduced in the first quarter of 2004.

For the nine months ended September 30, 2005, four customers comprised approximately 25% of net sales while one customer individually represented greater than 5% but less than 10% of total net sales. Should these customers or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.

Net sales of the Company's products outside the U.S. increased to $6.6 million, or 14.2% of total net sales, from $5.6 million, or 11.5% of total net sales, for the nine months ended September 30, 2005 and 2004, respectively.

Cost of goods sold increased to $24.7 million, or 52.9% of total net sales, for the nine months ended September 30, 2005 from $24.0 million, or 49.5% of total net sales, for the comparable period of 2004.  The increase as a percentage of total net sales is primarily due to lower average selling prices of certain wood product lines.

Selling and marketing expenses increased to $13.4 million for the nine months ended September 30, 2005 from $12.9 million for the comparable period in 2004.  The increase is primarily the result of increased compensation costs associated with additions and retention of talented selling and marketing personel.

General and administrative expenses decreased to $5.5 million for the nine months ended September 30, 2005 from $5.6 million for the comparable period in 2004.

Research and development expenses, primarily consisting of costs associated with development of new products, were $1.7 million and $1.3 million for the nine months ended September 30, 2005 and 2004, respectively.

During the nine months ended September 30, 2005, the Company reversed settlement expense of $1.8, which is attributable to the reversal of the accrued expenses for the settlement agreement that was reached with Mr. Nick Faldo in regards to the dispute regarding provisions of his prior professional services agreement with Adams Golf.  Since Mr. Faldo did not perform the minimum requirements of his contract, the Company is no longer due to make any future payments.

Other income increased to $1.0 million for the nine months ended September 30, 2005 from $0.0 million for the comparable period in 2004 which is attributable to the one time receipt by the Company of a $965 insurance claim paid by the Company's insurance carrier in connection with the embezzlement occurrence referenced in Note 13 to the Unaudited Condensed Financial Statements.

The Company's inventory balances were approximately $13.0 million and $11.6 million at September 30, 2005 and December 31, 2004, respectively.

The Company's net accounts receivable balances were approximately $14.1 million and $9.3 million at September 30, 2005 and at December 31, 2004, respectively.  The increase is primarily due to the seasonality of the business, as a large portion of sales are generated in the first and second quarters of the year.

The Company's prepaid balances were approximately $2.5 million and $0.2 million at September 30, 2005 and December 31, 2004, respectively.  The increase in the prepaid asset is primarily associated with the Company's decision to prepay certain strategic marketing expenses.

The Company's accounts payable balances were approximately $5.4 million and $3.9 million at September 30, 2005 and December 31, 2004, respectively.  The increase in accounts payable is primarily associated with the extension of payment terms with key vendors related to inventory purchases.

As a result of the above, the Company reported operating income of $4.3 million for the nine months ended September 30, 2005 compared to $4.6 million for the comparable period in 2004.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $13.3 million at September 30, 2005 from $16.4 million at December 31, 2004.  The decrease is primarily due to cash used in operating activities of $4.3 million.  During the nine months ended September 30, 2005, accounts receivable increased $5.1 million, inventory increased $1.5 million and prepaid expenses increased $2.2 million.   These increases were slightly offset with an increase in accrued expenses and accounts payable of $1.2 million.

On April 13, 2005, the Company signed a new three year line of credit with Bank of Texas to provide up to $5.0 million in short term debt, which is limited to 75% of the eligible accounts receivable and 10% of eligible inventory (the inventory coverage is applicable only in the months of December, January and February).  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to net worth and interest coverage ratio.  Interest on outstanding balances accrues at prime less one half percent and is due quarterly.  The prime interest rate at November 4, 2005 was 7.0%.  As of September 30, 2005 and November 4, 2005, the Company did not have an outstanding loan against the credit facility.

Working capital increased at September 30, 2005 to $31.6 million compared to $26.2 million at December 31, 2004.   Approximately 33% of the Company's current assets are comprised of accounts receivable at September 30, 2005.  Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on the Company's relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote the Company's brand name and to assure adequate product availability, often to coincide with planned promotions or advertising campaigns.  Although a significant amount of the Company's sales are not affected by these terms, the extended terms do have a negative impact on the Company's financial position and liquidity.  The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company's financial condition.  The Company generates cash flow from operations primarily by collecting outstanding trade receivables.  Because the Company has limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, the Company would have a limited amount of funds available to further expand production until such time as the Company could collect a significant portion of the trade receivables.  If the Company's cash needs in the near term exceed the available cash and cash equivalents on hand, and the available borrowing under the credit facility, the Company would be required to obtain additional financing or limit expenditures to the extent of available cash on hand, all of which could significantly adversely effect the Company's current growth plans and result in a material adverse effect on the Company's results of operations, financial condition and/or liquidity.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its Disclosure Controls and Procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared, and that the Company's Disclosure Controls and Procedures were effective.  There were no changes to the Company's Internal Controls Over Financial Reporting during the three months ended September 30, 2005 that has materially affected or is reasonably likely to materially affect the Company's Internal Controls Over Financial Reporting.

In addition, it is the Company's policy to not participate in off-balance sheet transactions, including but not limited to special purpose entities.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints alleged that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) threatened the Company's long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interest and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint.  Plaintiffs appealed.  On August 25, 2004, the appellate court affirmed the dismissal of plaintiffs' claims relating to oversupply of retail inventory, while reversing the dismissal of the claims relating to the impact of gray market sales and remanding those claims for further proceedings.  This case is now in the discovery phase in the district court.  As of November 1, 2005, the Company is in the process of mediation and at this time no resolution has been made.

The Company maintains directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against the Company or its directors and officers.

In November of 2004, an employee of a third party subcontracting company suffered a fatal injury while working in the Company's warehouse in Plano, Texas.  On January 3, 2005, a suit was filed by decedent's family naming both the Company and the decedent's employer.  The Company carried general liability insurance and tendered the suit under its policy.  The Company's general liability insurance carrier accepted the tender and covered the suit.  The Company and decedent's family settled the case on October 13, 2005.

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
ADAMS GOLF, INC.

Date: November 8, 2005	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President

Date: November 8, 2005	By: /S/ ERIC LOGAN
Eric Logan
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2005	By: /S/ PAMELA J. HIGH
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