Form 10-K/A
period 2004-12-31
ADAMS GOLF INC
filed 2006-02-02
CIK 1059763

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-K/A
                         Amendment No. 1

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2004

                               OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____ to _____

                Commission File Number:  0-24583

                        ADAMS GOLF, INC.
     (Exact name of registrant as specified in its charter)

             DELAWARE                        75-2320087
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)        Identification No.)

     300 Delaware Avenue, Suite 572
          Wilmington, Delaware                 19801
 (Address of principal executive Offices     (Zip Code)


                         (302) 427-5892
      (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:
                              None

   Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock $.001 Par Value
                         Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[   ] Yes   [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is a large
accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large
accelerated filer" in Rule 12b-2 of the Exchange Act (check one)
Large accelerated filer [   ]
Accelerated filer       [   ]
Non-accelerated filer   [ X ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act).
[   ] Yes   [ X ] No

The aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant at June 30, 2004 was $16,954,294 based on the closing sales price of $1.27 per share of the Registrant's Common Stock on the OTC Bulletin Board.

The number of outstanding shares of the Registrant's Common
Stock, par value $.001 per share, was 22,600,153 on March 15, 2005.

                        EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2004 of Adams Golf, Inc. (the "Annual Report") is filed solely for the purpose of amending and restating page F-3 of Part IV, Item 15 Financial Statements and Supplementary Data, to include a revised Report of Independent Registered Public Accounting Firm. Except as described above, no other changes have been made to the Annual Report. This Amendment No. 1 to the Annual Report continues to speak as of the date of the Annual Report, and we have not updated the disclosures contained in this Amendment No. 1 to the Annual Report to reflect any events that occurred at a date subsequent to the filing of the Annual Report. The filing of this Amendment No. 1 to the Annual Report is not a representation that any statements contained in items of the Annual Report other than that information being amended are true or complete as of any date subsequent to the date of the Annual Report.

                             PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

(a) The following documents are filed as a part of this report following the signature page:

   (1)  Consolidated Financial Statements

   Item                                                    Page
                                                         -------

   Report of Registered Independent Accounting Firm        F-3

                           Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ADAMS GOLF, INC., a Delaware corporation

Date:  February 2, 2006     By:  /S/ Eric T. Logan
                                -------------------------------
                                 Eric T. Logan
                                 Chief Financial Officer

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
            AND RELATED FINANCIAL STATEMENT SCHEDULE


                                                        Page
                                                    ------------
Consolidated Financial Statements

Report of Independent Registered Public
  Accounting Firm                                       F-3

     Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Adams Golf, Inc.:

We have audited the consolidated balance sheet of Adams Golf, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 2003 and 2002. In connections with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the years ended December 31, 2003 and 2002. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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