Form 10-K
period 2005-12-31
ADAMS GOLF INC
filed 2006-03-22
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

0For the fiscal year ended December 31, 2005

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
☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes      ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one)
Large accelerated filer ☐              Accelerated filer ☐                 Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes      ☒ No

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant at June 30, 2005 was $19,201,210 based on the closing sales price of $1.43 per share of the Registrant's common stock on the OTC Bulletin Board.

The number of outstanding shares of the Registrant's common stock, par value $.001 per share, was 22,844,153 on March 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant's definitive proxy statement, which will be filed on or before April 30, 2006, for the Annual Meeting of Stockholders to be held on or about May 17, 2006.

ADAMS GOLF, INC.
FORM 10-K
TABLE OF CONTENTS
PART I
	Item 1.	Business	Page 3
	Item 1A.	Risk Factors	Page 11
	Item 2.	Properties	Page 16
	Item 3.	Legal Proceedings	Page 17
	Item 4.	Submission of Matters to a Vote of Security Holders	Page 17

PART II
	Item 5.	Market for Registrant's Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities	Page 18
	Item 6.	Selected Financial Data	Page 19
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 20
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	Page 28
	Item 8.	Financial Statements and Supplementary Data	Page 29
	Item 9A.	Controls and Procedures	Page 29

PART III
	Item 10	Directors and Executive Officers of the Registrant	Page 30
	Item 11	Executive Compensation	Page 30
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Page 30
	Item 13	Certain Relationships and Related Transactions	Page 30
	Item 14	Principal Accounting Fees and Services	Page 30

PART IV
	Item 15	Exhibits and Financial Statement Schedules	Page 31

Forward Looking Statements

This Annual Report contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  The statements include, but are not limited to: statements regarding pending litigation, statements regarding liquidity and our ability to increase revenues or achieve satisfactory operational performance, statements regarding our ability to satisfy our cash requirements and our ability to satisfy our capital needs, including cash requirements during the next twelve months, statements regarding our ability to produce products commercially acceptable to consumers and, statements using terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe".  Such statements reflect the Company's current view with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

          --Product development difficulties;
          --Product approval and conformity to governing body regulations;
          --Assembly difficulties;
          --Product introductions;
          --Patent infringement risks;
          --Uncertainty of the ability to protect intellectual property rights;
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
          --The adequacy of the allowance for doubtful accounts, obsolete inventory and warranty reserves;
          --The risk associated with the events unrecoverable under existing insurance policies; and
          --The impact of operational restructuring on operating results and liquidity and one-time events and other factors detailed in this Annual Report under "Risk Factors" in Item 1A, below.

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

Item 1.  Business

General

Founded in 1987, Adams Golf, Inc. (the “Company” or “Adams Golf”) initially operated as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation.  Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the RPM drivers and fairway woods, Ovation drivers and fairway woods, the Idea A2 and A2 OS irons, and Idea A2 I-woods, Idea, A1 and A1 Pro Irons and Idea i-Woods, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, the Tight Lies GT and GT2 irons and i-Woods, the Tom Watson signature and Puglielli series of wedges, and certain accessories. The Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries, agencies and distributorships.

Segments and Products

Adams Golf operates in a single segment within the golf industry (golf clubs and accessories) and offers more than one class of product within that segment.  The Company currently offers the following classes of products:

Drivers

The Company currently offers a variety of different driver models based on the shape, size and material used in the club head.  The Company's current driver heads are made of titanium, stainless steel and carbon fiber depending on the model.  In November 2004, the Company introduced the Redline RPM series of drivers, which offers a 460cc titanium head with a carbon fiber crown.  In March of 2005, the Company introduced the Redline RPM 430 Q driver. This driver has a 430 cc titanium head, a carbon fiber crown and 4 movable weights. In June of 2005, the Company introduced the Redline RPM 460 Dual driver.  This driver has a 460 cc titanium head, a carbon fiber crown and 2 movable weights. Both of these driver heads are designed to maximize the distance, forgiveness and accuracy of the drive.  The Redline RPM driver series is available in a variety of lofts and with a 60-gram graphite shaft.  In addition to the new Redline RPM series, Adams Golf continues to offer the GT2 series of drivers.

Fairway Woods

In November 2004, the Company introduced its new Redline RPM series of fairway woods, which is available in a titanium or stainless steel head and a carbon fiber crown.  The Redline RPM fairway wood series provides a high performance face designed to offer maximum distance and ease in hitting from all lies.  Redline RPM Fairway woods are offered in a variety of lofts with a 75-gram graphite shaft.  The Company offers a variety of individual hybrid irons in the recently introduced A2 and A2 OS line. These individual hybrid clubs are designed to combine the distance of a long iron with the playability of a fairway wood. The Company also offers the GT2 stainless steel fairway woods line.  The Company continues to offer the Tight Lies Idea i-Wood and the GT i-Wood.  The Company also continues to offer its Ovation and original Tight Lies fairway woods.

Irons

In September 2005, the Company launched its newest line of Idea Irons, A2 and A2 OS. The A2 irons are offered in an 8 piece men’s set, with two graphite-shafted hybrid irons integrated into the set. The A2 OS irons are offered in 3 different 8 piece configurations—one for men, one for women, and one for seniors. The Company also offers a 12 piece women’s set in the A2 OS line, which includes a 460 cc titanium driver, 2 fairway woods, an 8 piece women’s A2 OS iron set, a putter and a bag. A2 and A2 OS iron sets utilize A2 and A2 OS i-Woods -- a hybrid club that is part iron and part wood -- for long irons.  A2 and A2 OS i-Woods are designed to combine the distance of a long iron with the playability of a fairway wood.  Oversized hollow back irons are utilized for the mid irons.  The center of gravity of hollow backed irons is placed low and to the back to deliver distance and accuracy.  The short irons are oversized cavity back irons, which are designed for maximum control and feel.  This hybrid set of A2 and A2 OS irons was designed to be truly easy to hit. The Company continues to sell several sets of irons under the Original Idea brand name.

Wedges and Other

As a complement to the Idea irons, Adams Golf offers the Tom Watson signature wedges with a classic profile and the newest line of wedges, Puglielli wedges, launched in September of 2005 .  The Company also offers a line of golf bags, hats and other accessories.

Percentage of Net Sales by Product Class

	2005	2004	2003

Drivers	27.8%	19.6%	21.6%
Fairway Woods	25.8	38.1	34.0
Irons	42.4	39.7	39.9
Wedges and Other	4.0	2.6	4.5

Total	100.0%	100.0%	100.0%

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

Design and Development

The Company's design and development team is responsible for developing, testing and introducing new technologies and product designs.  This team is currently led by Tim Reed, Vice President-Research and Development.  Prior to joining the Company, Mr. Reed spent over 18 years in the golf industry and, most notably, was responsible for all new product introductions at TearDrop Golf Company, which included TearDrop Putters and Tommy Armour and Ram brand golf clubs.  Barney Adams, the Company's founder, non-executive Chairman and inventor of the Tight Lies fairway woods, consults with Adams Golf's in-house design development team.

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

Development - Concurrent with the patent review process, the design and development team begins to develop computer generated working designs incorporating the desired performance characteristics, which are then modeled using in-house rapid prototyping systems.  During the development phase, substantial consideration is also given to optimal shaft performance, cosmetics and sound characteristics.  Once prototypes are developed, they are subjected to stringent iterative testing requirements to determine if the product will deliver the desired performance.  In certain circumstances, prototypes are distributed to consumers to solicit feedback with respect to specific product performance characteristics and intangible consumer perception.  Using consumer feedback, subsequent modifications are made to the products to achieve the performance requirements desired by the identified target market.

Historically, the entire process from Market Evaluation through Development has taken from six to twelve months to complete.

The Company's research and development expenses were approximately $2,285,000, $1,847,000 and $1,721,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Patents

The Company's ability to compete effectively in the golf club market may depend on its ability to maintain the proprietary nature of its technologies and products.  As of the date hereof, the Company holds 19 U.S. patents relating to certain of its products and proprietary technologies and has five patent applications pending.  Assuming timely payment of maintenance fees, if any, the Company expects that the 19 currently issued patents will expire on various dates between 2009 and 2021.  The Company holds patents with respect to the design of the Tight Lies fairway wood, the SC Series driver, the Tight Lies Idea and GT irons, including the Company's graphite tipped (GT) shaft, and the Tight Lies ST fairway wood and driver heads.  There can be no assurance, however, as to the degree of protection afforded by these or any other patents held by the Company or as to the likelihood that patents will be issued from the pending patent applications.  Moreover, the Company's patents may have limited commercial value or may lack sufficient breadth to adequately protect the aspects of the Company's products to which the patents relate.  As of the date hereof, the Company holds four foreign patents and has two foreign patent applications pending.  The U.S. patents held by the Company do not preclude competitors from developing or marketing products similar to the Company's products in international markets.

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

As part of the Company's quality control program, the Company reviews the quality assurance programs at the manufacturing facilities of its component part suppliers to monitor adherence to design specifications.  In addition to the quality assurance conducted by the suppliers at their facilities, the Company also conducts random samples and performs testing of products received from the suppliers or produced at the Company's facility to ensure consistency with the Company's design specifications. Golf clubs are then built by the Company's assembly personnel using the appropriate component parts.

The Company has put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure quality of components.  The Company is continually re-evaluating existing vendors while testing potential new vendors for all the various product lines offered by the Company.  At any time, the Company may purchase a substantial majority of its volume of a specific component part from a single vendor, but the Company continually strives to maintain a primary and several secondary suppliers for each component part.  Substantially all of the Company's fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China and Taiwan.  Since many of our available component suppliers are located in close proximity in Asia, this concentration could adversely effect our ability to obtain components resulting from negative events such as, but not limited to, foreign government relations, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and fluctuation in exchange rates.

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

Endemic Advertising - The Company's primary advertising efforts focus on golf-specific advertising, which include advertising with television commercials that run during golf tournaments and advertising in golf-related magazines and certain newspapers.  The Company also sponsors developmental professional tours and selected golf tournaments.

Promotional Activities - The Company engages in a variety of promotional activities to sell and market its products.  Such activities have included consumer sweepstakes and promotional giveaways with certain purchases.

Relationships with Professional Golfers - The Company has entered into endorsement contracts with professional golfers on the PGA and Champions PGA Tours and believes that having a presence on these tours promotes the image of its product lines and builds brand awareness.  In January 2005, the Company entered into a five year endorsement agreement with Tom Watson, which will expire on December 31, 2009.  Under the terms of the agreement, Mr. Watson is entitled to an annual retainer and bonuses contingent on the levels of his performance in golf events.  In exchange for the compensation noted above, Mr. Watson must meet and maintain certain performance requirements, which include, but are not limited to, exclusive use of the Company's products, participation in a minimum number of events and feedback on performance of the Company's products.  In addition to the agreement with Mr. Watson, the Company has entered into endorsement agreements with other well-known professionals such as Bubba Dickerson, D.A. Weibring, Dana Quigley, Allen Doyle, Tom Jenkins, Des Smyth, Jerry Pate, R.W. Eaks and Jose Maria Canizares, which expire at various dates through 2009 and require the use of certain of the Company's products.

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

Sales to Retailers - The Company sells a majority of its products to selected retailers.  The Company believes its selective retail distribution strategy helps its retailers maintain profitable margins and maximize sales of the Company's products.  For the year ended December 31, 2005, sales to U.S. specialty retailers, mass merchants, sporting goods retailers, and on course accounts accounted for approximately 86% of the Company's total net sales, as compared to approximately 89% for the year ended December 31, 2004.  As products mature, they may be sold to alternative channels of distribution, which are not in direct competition with selected retailers for premier product lines.

Adams Golf maintains a field sales staff that at February 24, 2006 consisted of 47 independent sales representatives, one senior vice president, two regional vice presidents, a key accounts director and two regional sales managers, who are in regular personal contact with the Company's retail accounts (approximately 4,000 retailers).  These sales representatives, sales managers and regional vice presidents are supported by eight inside sales representatives who maintain contact with the Company's retailers nationwide.  The inside sales representatives also serve in a customer service capacity as the Company believes that superior customer service can significantly enhance its marketing efforts.

International Sales - International sales are made primarily in Europe, Canada, Japan and other Asian regions.  International sales in Canada are made through an agency relationship.  Commencing January 1, 2002, sales in Japan are made through an independent distributor.  Prior to that date, sales were made through a wholly-owned subsidiary of the Company.  Commencing November 1, 2002, sales in the United Kingdom are made through an independent distributor.  International sales to other countries throughout the world are made through a network of approximately 30 independent distributors.  For the years ended December 31, 2005, 2004 and 2003, international sales accounted for approximately 14.1%, 11.4% and 12.5%, respectively, of the Company's net sales.

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

Industry Specific Requirements

The Company performs ongoing credit evaluation of its wholesale customers' financial condition and generally provides credit without the requirement of collateral from these customers.  The Company measures each customer's financial strength using various key aspects such as, but not limited to, the customer's overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer’s balance that is past due and other various items.  The Company also looks at the overall aging of the receivables in total and relative to prior periods to determine the necessary reserve requirements.   Periods will fluctuate depending on the strength of the customers and the change in mix of customer and their respective strength could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  The Company believes it has adequate reserves for potential credit losses.  Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific retail customers.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on the Company's relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote the Company's brand name and to assure adequate product availability often to coincide with planned promotions or advertising campaigns.  Although a significant amount of the Company's sales are not affected by these terms, the extended terms do have a negative impact on the Company's financial position and liquidity.  The Company expects to continue to selectively offer extended payment terms in the future, depending upon known industry trends and the Company's financial condition.

In addition to extended payment terms, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  The Company's inventory balances were approximately $16,151,000 and $11,558,000 at December 31, 2005, and 2004, respectively.  The increase in inventory levels over these dates is primarily a result of incremental purchasing of inventory for recently introduced product lines.  A significant portion of the Company's inventory purchases are from one supplier representing approximately 52% and 60% for the year ended December 31, 2005 and 2004, respectively.  This supplier and many other industry suppliers are located predominately in China.  The Company does not anticipate any changes in the relationships with its suppliers; however, if such change were to occur, the Company has alternative sources available.

Major Customers

The Company is currently dependent on five customers, which collectively comprised approximately 26.0% of net revenues for the year ended December 31, 2005.  Of these customers no individual customer represented greater than 5% but less than 10% of net revenues for the year ended December 31, 2005, and one customer represented greater than 10% but less than 15% of net revenues for the year ended December 31, 2005. For the year ended December 31, 2004, six customers comprised approximately 26.4% of net revenues for the year ended December 31, 2004.  Of these customers one customer individually represented greater than 5% of net revenues for the year ended December 31, 2004, and no customers represented greater than 10% of net revenues for the year ended December 31, 2004.  For the year ended December 31, 2003, eight customers comprised approximately 24.9% of net revenue, of which only one customer represented greater than 5% but less than 10%.  The loss of an individual customer or a combination of these customers would have a material adverse effect on the Company's consolidated revenues, results of operations, financial condition and competitive market position.

Seasonality and Quarterly Fluctuations

Golf generally is regarded as a warm weather sport, and net sales of golf equipment have been historically strongest for the Company during the first and second quarters.  In addition, net sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions.  A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on the Company's business, operating results and/or financial condition.  In addition, the Company's future results of operations could be affected by a number of other factors, such as unseasonable weather patterns such as hurricanes, which interrupts our sales patterns and could generate hardships for customers in the effected area, demand for and market acceptance of the Company's existing and future products; new product introductions by the Company's competitors; competitive pressures resulting in lower than expected selling prices; and the volume of orders that are received and which can be fulfilled in a quarter.  Any one or more of these factors could adversely affect the Company or result in the Company failing to achieve its expectations as to future sales or operating results.

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

Backlog

The amount of the Company's backlog orders at any particular time is affected by a number of factors, including seasonality and scheduling of the manufacturing and shipment of products.  At February 24, 2006, the Company had current backorders of $1,901,000, or 3.4% of total net sales for 2005, and orders to be fulfilled at a future date, not to exceed the current year, of $6,823,000, or 12.1% of total net sales for 2005.  At February 25, 2005, the Company had current backorders of $449,000, or 0.8% of total net sales for 2004, and orders to be fulfilled at a future date, not to exceed the then current year, of $2,411,000, or 4.2% of total net sales for 2004.  The current increase in backorders is a result of increased product demand for our most recent product introduction, the RPM low profile fairway wood, which was launched in the first quarter of 2006.  Management has concluded that, for this purpose, a backorder of greater than 10% of total annual net sales would be significant.   The increase in orders to be fulfilled at a future date is a result of the recent product introductions of Idea A2 and A2 OS irons and RPM low profile fairway woods.  Management does not anticipate that a significant level of orders will remain unfilled within the current fiscal year.   In addition, the Company believes that the amount of its backlog is not an appropriate indicator of levels of future sales.

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

The introduction of new products by the Company or its competitors can be expected to result in closeouts of existing inventories at both the wholesale and retail levels.  Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices.  As the new RPM product line of fairway woods and drivers were introduced, older product lines such as the original Tight Lies, Redline fairway woods and drivers and Tight Lies GT fairway woods and drivers experienced reductions in price at both wholesale and retail levels.

Domestic and Foreign Operations

Domestic and foreign net sales for the years ended December 31, 2005, 2004 and 2003 were comprised as follows:

	2005		2004		2003
Domestic	$48,496,000	85.9%	$50,301,000	88.6%	$44,538,000	87.5%
Foreign	7,928,000	14.1	6,461,000	11.4	6,341,000	12.5

Total	$56,424,000	100.0%	$56,762,000	100.0%	$50,879,000	100.0%

Foreign net sales are generated in various regions including, but not limited to, Canada (a majority of the Company's foreign sales), Europe, Japan, Australia, and South America.  A change in the Company’s relationship with one or more of the customers or distributors could negatively impact the volume of foreign sales.

The Company's business is subject to the risks generally associated with doing business abroad, such as foreign government relations, foreign consumer preferences, import and export control, political unrest disruptions or delays in shipments and changes in economic conditions and fluctuation in exchange rates in which the Company purchases components or sells it products.  Recent foreign events, including, without limitation, continuing U.S. military operations and the resulting instability in Iraq, could potentially cause a delay in imports or exports due to heightened security with customs.

Employees

At February 24, 2006, the Company had 124 full-time employees including 62 engaged in order fulfillment, 15 in research and development and quality control, 8 in sales support and 39 in management and administration.  The Company's employees are not unionized.  Management believes that its relations with its employees are good.

Item 1A. Risk Factors

The financial statements contained in this report and the related discussion describe and analyze the Company’s financial performance and condition for the periods indicated. For the most part, this information is historical. The Company’s prior results are not necessarily indicative of the Company’s future performance or financial condition. The Company therefore has included in this report a discussion of certain factors which could affect the Company’s future performance or financial condition. These factors could cause the Company’s future performance or financial condition to differ materially from its prior performance or financial condition or from management’s expectations or estimates of the Company’s future performance or financial condition.

Dependence on New Product Introductions; Uncertain Consumer Acceptance

The Company's ultimate success depends, in large part, on its ability to successfully develop and introduce new products widely accepted in the marketplace.  Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection.  Certain products previously introduced by the Company have not met the level of consumer acceptance anticipated by management.  No assurance can be given that the Company's current or future products will be met with consumer acceptance.  Failure by the Company to timely identify and develop innovative new products that achieve widespread market acceptance would adversely affect the Company's continued success and viability.  Additionally, successful technologies, designs and product concepts are likely to be copied by competitors.  Accordingly, the Company's operating results could fluctuate as a result of the amount, timing, and market acceptance of new product introductions by the Company or its competitors.    If the Company is unable to develop new products that will ultimately be widely accepted by a wide range of customers, it will have a material adverse effect on the Company’s business and results from operations.

The design of new golf clubs is also greatly influenced by the rules and interpretations of the USGA.  Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by the organization, the Company believes that it is critical for its future success that new clubs introduced by the Company comply with USGA standards.  The Company invests significant resources in the development of new products and efforts to comply with USGA standards may hinder or delay development of the product and adversely effect revenues and customer demand.  Additionally, increased costs associated with complying to USGA standards could reduce margins and adversely effect the results of operations.

Uncertainty Regarding Continuation of Profitability

While the Company generated net income during the years ended December 31, 2003, 2004 and 2005, it has not done so historically on a consistent basis.  There can be no assurance that the Company will be able to increase or maintain revenues or continue such profitability on a quarterly or annual basis in the future.  An inability to continue such improvements in the Company's financial performance could jeopardize the Company's ability to develop, enhance, and market products, retain qualified personnel, and take advantage of future opportunities or respond to competitive pressures.

Need for Additional Capital

No assurances can be given that the Company will have sufficient cash resources beyond twelve months or to fund our operations over a length of time.  Historically, the Company has funded capital expenditures for operations through cash flow from operations.  To the extent our cash requirements or assumptions change, the Company may have to raise additional capital and/or further curtail its operating expenses, including further operational restructurings.  If the Company needs to raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders of the Company would be reduced, stockholders could experience additional dilution, and/or such equity securities could have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price for the Company's common stock and the state of the capital markets generally, the Company does not expect that it would be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing beyond the current credit facility.    There can be no assurance that financing will be available if needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the only sources of funding are current cash reserves, projected cash flows from operations and up to $10.0 million of borrowings available under the Company's revolving credit facility.

Increasing Competition

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

The golf club industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts.  Due to the success of the Tight Lies fairway woods, several competitors introduced products similar to the Tight Lies fairway woods.  Should the Company's recently introduced product lines achieve widespread market success, it is reasonable to expect that the Company's current and future competitors would move quickly to introduce similar products that would directly compete with the new product lines.  The Company may face competition from manufacturers introducing other new or innovative products or successfully promoting golf clubs that achieve market acceptance.  Accordingly, the Company's operating results could fluctuate as a result of amount, timing and market acceptance of new products introduced by the Company or the Company's competitors.  The failure to successfully compete in the future could result in a material deterioration of customer loyalty and the Company's image, and could have a material adverse effect on the Company's business, results of operations, financial position and/or liquidity.

The introduction of new products by the Company or its competitors can be expected to result in closeouts of existing inventories at both the wholesale and retail levels.  Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices.  As the new Idea A2 and A2 OS Irons and the Redline RPM product line of fairway woods and drivers were introduced, older product lines such as the original Tight Lies, Redline fairway woods and drivers, Ovation and Tight Lies GT fairway woods and drivers experienced reductions in price at both wholesale and retail levels.

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

In the past, the Company has entered into endorsement arrangements with certain members of the PGA Tour and the Champions PGA Tour, including Tom Watson, Bubba Dickerson, D.A. Weibring, Dana Quigley, Allen Doyle, and other notable players.  The loss of one or more of these endorsement arrangements could adversely affect the Company's marketing and sales efforts and, accordingly, its business, operating results and/or financial condition.  From time to time, the Company negotiates with and signs endorsement contracts with either existing or new tour players.  As is typical in the golf industry generally, the agreements with these professional golfers do not necessarily require that they use the Company's golf clubs at all times during the terms of the respective agreements, including, in certain circumstances, at times when the Company is required to make payments to them.  The failure of certain individuals to use the Company's products on one or more occasions has resulted in negative publicity involving the Company.  No assurance can be given that the Company's business would not be adversely affected in a material way by negative publicity or by the failure of its known professional endorsers to carry and use the Company's products.

Effectiveness of Marketing Strategy

The Company has designed it's marketing strategy to include advertising efforts in multiple media avenues such as television airtime on golf related events, product education for the consumer through an internet website, publications including periodicals and brochures, and in store media such as point of purchase displays and product introduction fact sheets.  For the years ended December 31, 2005, 2004 and 2003, the Company spent approximately $5.0 million, $5.1 million and $3.5 million, respectively, on golf related events, publications and other methods of media.  There can be no assurances that a fluctuation in the levels of investments in advertising spending will not result in material fluctuations in the sales of the Company's products.

Source of Supply

The Company has put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure the quality of components.  The Company is continually re-evaluating existing vendors while testing potential new vendors for all the various product lines offered by the Company.  At any time, the Company may purchase a substantial majority of its volume of a specific component part from a single vendor, but the Company continually strives to maintain a primary and several secondary suppliers for each component part.  Substantially all of the Company's fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China and Taiwan.  The Company could, in the future, experience shortages of components for reasons including but not limited to the suppliers production capacity or materials shortages, or periods of increased price pressures, which could have a material adverse effect on the Company's business, results of operations, financial position and/or liquidity.

The Company’s products require specific materials to meet design specification which include but are not limited to steel, titanium alloys, carbon fiber and rubber. The Company does not make these materials itself, and must rely on its supplier’s ability to obtain adequate quantities of the materials necessary for manufacturing and production.   There can be no assurance that the Company will be able to do so at a reasonable price. An interruption in the supply of the materials used by the Company or a significant change in costs could have a material adverse effect on the Company.

Adequate Product Warranty Reserves

The Company provides a limited one year product warranty on all of its golf clubs with the exception of the graphite tip (GT) and BiMatrx steel tip (ST) shafts used in a variety of the Company's product lines.  These shafts carry a five year warranty for defects in quality and workmanship.  The Company closely monitors the level and nature of warranty claims, and, where appropriate, seeks to incorporate design and production changes to assure its customers of the highest quality available in the market.  Significant increases in the incidence of such claims may adversely affect the Company's sales and its reputation with consumers.  The Company establishes a reserve for warranty claims.  There can be no assurance that this reserve will be sufficient if the Company were to experience an unusually high incidence of problems with its products.

Risks Associated with Intellectual Property Protection

Imitation of popular club design is widespread in the golf industry.  No assurance can be given that other golf club manufacturers will not be able to successfully sell golf clubs that imitate the Company's products without infringing on the Company's copyrights, patents, trademarks or trade dress.  Many of the Company's competitors have obtained patent, trademark, copyright or other protection of intellectual property rights pertaining to golf clubs.  No assurance can be given that the Company will not be adversely affected by the assertion by competitors that the Company's designs infringe on such competitor's intellectual property rights.  Litigation in respect to patents or other intellectual property matters, whether with or without merit, could be time-consuming to defend, result in substantial costs and diversion of management and other resources, cause delays or other problems in the marketing and sales of our products, or require the Company to enter into royalty or licensing agreements, any or all of which could have a material adverse effect on the business, operating results and financial condition.  This effect could also include alteration or withdrawal of the Company's existing products and delayed introduction of new products.

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

Unauthorized Distribution and Counterfeit Clubs

Some quantities of the Company's products have been found in unapproved outlets or distribution channels, including unapproved retailers conducting business on common internet auction sites.  The existence of a "gray market" in the Company's products can undermine the sales of authorized retailers and foreign wholesale distributors who promote and support the Company's products and can injure the Company's image in the minds of its customers and consumers.  The Company does not believe the unauthorized distribution of its products can be totally eliminated.  There can be no assurances that unauthorized distribution of the Company's clubs will not have a material adverse effect on the Company's results of operations, financial condition and/or competitive position.

In addition, the Company is occasionally made aware of the existence of counterfeit copies of its golf clubs, particularly in foreign markets.  The Company takes action in these situations through local authorities and legal counsel where practical.  However, the inability to effectively deter counterfeit efforts could have a material adverse effect on the Company's results of operations, financial condition and/or competitive position.

Accounts Receivable Customer Terms

Due to industry sensitivity to consumer buying trends and available disposable income, the Company has in the past extended payment terms for specific retail customers.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on the Company's relationship with the customer and the customer's payment history typically during off-peak times in the year.  These extended terms do have a negative impact on the Company's financial position and liquidity.  In addition, the reserves established by the Company may not be adequate in the event that the customer's financial strength weakens significantly.

Sufficient Inventory Levels

In addition to extended payment terms to our customers, the nature of the industry also requires that the Company carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  The Company's inventory balances were approximately $16,151,000 and $11,558,000 at December 31, 2005 and December 31, 2004, respectively.  If the Company were unable to maintain sufficient inventory to meet customer demand on a timely basis, the effect could result in cancellation of customer orders, loss of customers, and damage to the Company's reputation.  In addition, carrying a substantial level of inventory has an adverse effect on the Company's financial position and liquidity.

Certain Risks of Conducting Business Abroad

The Company imports a significant portion of its component parts, including heads, shafts, headcovers, and grips from companies in China, Taiwan and Mexico.  In addition, the Company sells its products to certain distributors located outside the United States.  The Company's international business is currently centered in Canada, Europe and Asia, and management intends to focus its international efforts through agency and distributor relationships.  International sales accounted for 14% of the Company’s net sales for the year ended December 31, 2005.  The Company's business is subject to the risks generally associated with doing business abroad, such as foreign government relations, foreign consumer preferences, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and exchange rates in countries in which the Company purchases components or sells its products.  Recent foreign events, including, without limitation, continuing U.S. military operations and the resulting instability in Iraq, could potentially cause a delay in imports or exports due to heightened security with customs.

Seasonality and Quarterly Fluctuations

Golf generally is regarded as a warm weather sport, and net sales of golf equipment have been historically strongest for the Company during the first and second quarters.  In addition, net sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions.  A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on the Company's business, operating results and/or financial condition.  In addition, the Company's future results of operations could be affected by a number of other factors, such as unseasonable weather patterns such as hurricanes, which interrupt the sales patterns and could generate hardships for customers in the effected area, demand for and market acceptance of the Company's existing and future products; new product introductions by the Company's competitors; competitive pressures resulting in lower than expected selling prices; and the volume of orders that are received and that can be fulfilled in a quarter.  Any one or more of these factors could adversely affect the Company or result in the Company failing to achieve its expectations as to future sales or operating results.

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

Rapid Growth, increased demand for product

If the Company is successful in obtaining rapid market growth for various golf clubs, the Company may be required to deliver large volumes of quality products to customers on a timely basis which could potentially require the Company to increase the production facility, increase purchasing of raw materials or finished goods, increase the size of the workforce, expand the quality control capabilities, or incur additional expenses associated with sudden increases in demand.  Any combination of one or more of the listed factors could have a materially adverse effect on the Company’s operations and financial position.

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

Item 2.   Properties

The Company's administrative offices and assembly facilities currently occupy approximately 65,000 square feet of space in Plano, Texas.  This facility is leased by the Company pursuant to a lease agreement expiring in 2008 and may be extended for an additional five years.  The Company maintains the right to terminate the lease if it moves to a larger facility owned by the current lessor.  The Company believes that its current facilities will be sufficient for the foreseeable future.

Item 3.   Legal Proceedings

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints alleged that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) threatened the Company's long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interest and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint.  Plaintiffs appealed.  On August 25, 2004, the appellate court affirmed the dismissal of plaintiffs' claims relating to oversupply of retail inventory, while reversing the dismissal of the claims relating to the impact of gray market sales and remanding those claims for further proceedings.  This case is now in the discovery phase in the district court.  As of February 1, 2006, the Company has participated in mediation and at this time no resolution has been reached.

The Company maintains directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against the Company or its directors and officers.  The Company has met the financial deductible of its directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  At this point in the legal proceedings, the Company cannot predict with any certainty, per the guidance in SFAS 5, that the events will conclude in the Company's favor and thus can not reasonably estimate any future liability.

On March 16, 2006, the Company became aware of a lawsuit filed against it in U.S. District Court in the Southern District of California by TaylorMade, a division of Adidas-Salomon AG. As of March 20, 2006, the Company has not been formally served with the lawsuit. The lawsuit alleges generally that the Company violated three patents held by TaylorMade (one design patent and two utility patents) in the manufacture of recent drivers. The design patent relates to ornamental aspects of the skirt and sole of certain TaylorMade clubs. The utility patents relate to 1) shallow grooves in a circular pattern on the face of certain TaylorMade metal woods and 2) a metal wood construction method attaching a composite crown to a club head body containing multiple ledges, a surface veil and a face plate. The Company is reviewing the allegations, and while it is too early to determine the final outcome or materiality of this matter, based on the information available at this time, the Company does not believe it has infringed any valid claims of TaylorMade and intends to strongly defend its technology and market positions.  Adams Golf respects the valid intellectual property of all its competitors and expects the same in return.  We are disappointed that TaylorMade has chosen to litigate. We have been discussing patent issues with TaylorMade for nearly a year.  We had hoped to amicably resolve these issues and had recently provided TaylorMade with information in support of our positions.  However, rather than address that information in private dialogue, TaylorMade has chosen to litigate.  We intend to defend our positions aggressively and will strive to continue to manufacture innovative product that we hope is superior in the eyes of the consumer and thereby attracts the attention of our competitors.

From time to time, the Company is engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

Item 4.   Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is currently listed and traded on the OTC Bulletin Board ("OTCBB") under the symbol "ADGO.OB."  The prices in the table below represent the quarterly high and low sales price for the Company’s common stock as reported by the OTCBB.  All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
2005

First Quarter	$1.70	$1.27
Second Quarter	1.49	1.12
Third Quarter	1.56	1.25
Fourth Quarter	1.39	1.14

2004

First Quarter	$1.40	$0.72
Second Quarter	1.75	1.19
Third Quarter	1.35	1.00
Fourth Quarter	1.44	1.03

On March 15, 2006, the last reported sale price of the common stock on the OTCBB was $1.35 per share.  At March 15, 2005 Adams Golf, Inc. had approximately 5,000 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

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

No dividends have been declared or paid relating to the Company's common stock, nor does the Company anticipate declaring dividends in the foreseeable future.  The current credit facility does not limit the declaring or payment of dividends unless the Company were in default of the facility.

Equity Plan Compensation Information:

The following table sets forth information at December 31, 2005 regarding compensation plans under which the Company's equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,170,806	$0.03	1,134,632
Equity compensation plans not approved by security holders	---	n/a	---

Total	7,170,806	$0.03	1,134,632

Item 6.   Selected Financial Data

The selected financial data presented below is derived from the Company's consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.  The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and related notes, and other financial information included elsewhere in this document.

	Year Ended December 31,

	2005	2004	2003	2002	2001
	(in thousands, except per share data)

Consolidated Statements of Operations Data:

Net sales	$56,424	$56,762	$50,879	$37,917	$47,655

Operating income (loss)	2,045	3,100	2,137	(8,903)	(13,185)

Net income (loss)	$3,240	$3,078	$2,003	$(8,925)	$(13,409)

Income (loss) per common share (1) : Basic	$0.14	$0.14	$0.09	$(0.40)	$(0.60)
Diluted	$0.12	$0.12	$0.08	$(0.40)	$(0.60)

Weighted average common shares (1):

Basic	22,734	22,554	22,480	22,480	22,480

Diluted	27,804	26,144	24,533	22,480	22,480

	December 31,

	2005	2004	2003	2002	2001
	(in thousands)

Consolidated Balance Sheet Data:

Total assets	$44,102	$38,378	$30,054	$26,438	$34,810

Total debt (including current maturities)	--	--	--	--	--

Stockholders' equity	$32,127	$26,438	$22,228	$19,476	$27,622

______________________

(1)	See Note 1 (k) of Notes to Consolidated Financial Statements for information concerning the calculation of income (loss) per common share and weighted average common shares outstanding.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Founded in 1987, Adams Golf, Inc. (the “Company” or “Adams Golf”) initially operated as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation.  Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the RPM drivers and fairway woods, Ovation drivers and fairway woods, the Idea A2 and A2 OS irons, and Idea A2 I-woods, Idea, A1 and A1 Pro Irons and Idea i-Woods, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, the Tight Lies GT and GT2 irons and i-Woods, the Tom Watson signature and Puglielli series of wedges, and certain accessories. The Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries, agencies and distributorships.

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

The Company has put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure quality of components.  The Company is continually re-evaluating existing vendors while testing potential new vendors for all the various product lines offered by the Company.  At any time, the Company may purchase a substantial majority of its volume of a specific component part from a single vendor, but the Company strives to maintain a primary and several secondary suppliers for each component part.  Substantially all of the Company's fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China and Taiwan.  Since many of our available component suppliers are located in close proximity in Asia, this concentration could adversely effect our ability to obtain components resulting from negative events such as, but not limited to, foreign government relations, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and fluctuation in exchange rates.

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

   Inventories

Inventories are valued at the lower of cost or market and primarily consist of finished golf clubs and component parts.  Cost is determined using the first-in, first-out method.  The inventory balance, which includes material, labor and assembly overhead costs, is recorded net of an estimated allowance for obsolete inventory.  The estimated allowance for obsolete inventory is based upon management's understanding of market conditions and forecasts of future product demand.  Accounting for inventories could result in material adjustments if market conditions and future demand estimates are significantly different than original assumptions, causing the reserve for obsolescence to be materially adversely affected.

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

   Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodolgy involving both overall and specific identification.  The Company evaluates each individual customer and measures various key aspects of the customer such as, but not limited to, their overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customers balance that is past due and other various items.  From an overall perspective, the Company also looks at the aging of the receivables in total and aging relative to prior periods to determine the necessary reserve requirements.  Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, the Company provides for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  The Company generally does not require collateral.  Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in the Company's assessment of any one or more customers' financial strength.  While only one customer represents greater than 10% but less than 15% and no customers represent greater than 15% of the total revenues, if a combination of customers were to become financially impaired, the financial results of the Company could be severely affected.

   Product Warranty

The Company's golf equipment is sold under warranty against defects in material and workmanship for a period of one year with the exception of the graphite tipped (GT) and BiMatrx steel tipped (ST) shafts which carry a five year warranty.  An allowance for estimated future warranty costs is recorded in the period products are sold.  In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product.  Accounting for product warranty reserve could be adversely affected if one or more of the Company's products were to fail (i.e broken shaft, broken head, etc) to a significant degree above and beyond the Company's historical product failure rates, which determine the product warranty accruals.

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

   Impairment of Long-Lived Assets

The Company follows the guidance in SFAS ("Statement of Financial Accounting Standards") 144 in reviewing long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the year ended December 31, 2005, there was no impairment of long-lived assets.

Key Performance Indicators

The Company's management team has defined and tracks performance against several key sales, operational and balance sheet performance indicators.  Key sales performance indicators include, but are not limited to, the following:

          --Daily sales by product group
          --Daily sales by geography
          --Sales by customer channel
          --Gross margin performance

Tracking these sales performance indicators on a regular basis allows the Company to understand whether it is on target to achieve its internal sales plans.

Key operational performance indicators include, but are not limited to, the following:

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

Key balance sheet performance indicators include, but are not limited to, the following:

          --Days of sales outstanding
          --Days of inventory (at cost)
          --Days of payables outstanding

Tracking these balance sheet performance indicators on a regular basis allows the Company to understand its working capital performance and forecast cash flow and liquidity.

Results of Operations

The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	53.7	50.4	53.6
Gross profit	46.3	49.6	46.4
Operating expenses:
Research and development expenses	4.0	3.3	3.4
Selling and marketing expenses	29.4	28.3	27.6
General and administrative expenses	12.5	12.6	11.8
Settlement expenses	(3.1)	---	---
Restructuring expense	(0.1)	---	(0.5)
Total operating expenses	42.7	44.2	42.3
Operating income	3.6	5.4	4.1
Interest income, net	0.4	0.1	(0.0)
Other income, net	1.9	0.2	0.1
Income before income taxes	5.9	5.7	4.2
Income tax expense	0.2	0.3	0.3
Net income	5.7%	5.4%	3.9%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Total net sales decreased to $56.4 million for the year ended December 31, 2005 from $56.8 million for the same comparable period of 2004 primarily resulting from maturing product lines which have decreased in overall sales coupled with a decrease in fairway wood revenue, partially offset by successful product introductions of the Idea A2 and A2 OS Irons and the RPM Dual series of drivers.  Overall, product family life cycles generally range from one to three years and each product family varies in its life cycle as there are multiple factors influencing the life, such as, but not limited to, customer acceptance, competition and technology.  Net sales of drivers increased to $15.7 million, or 27.8% of total net sales, for the year ended December 31, 2005 from $11.1 million, or 19.6% of total net sales, for the comparable period of 2004.  A large portion of the driver net sales for the year ended December 31, 2005 was generated by the Redline RPM and RPM Dual product lines, which were introduced in fourth quarter of 2004 and second quarter of 2005, respectively, and Ovation drivers, which were introduced in the first quarter of 2005.  This was offset by a decrease in maturing product line sales specifically the Redline product family and Tight Lies GT driver product family.  Net sales of irons increased to $23.9 million, or 42.4% of total net sales, from $21.1 million, or 37.2% of total net sales, for the years ended December 31, 2005 and 2004, respectively.  The increase was primarily generated from sales of the Company's Idea A2 and A2 OS irons, Original Idea irons and integrated iron sets while the prior period was primarily resulting from sales of the Original Idea irons and integrated iron sets.  Net sales of fairway woods decreased to $14.5 million, or 25.8% of total net sales, from $21.6 million, or 38.1% of total net sales, for the years ended December 31, 2005 and 2004, respectively.  The prior period's net sales were generated from Ovation fairway woods, Idea I-woods and Original Tight Lies fairway woods.  This year the net sales were generated from Redline RPM fairway woods, Idea A2 and original I-woods and Original Tight Lies.

For the year ended December 31, 2005, no customers individually represented greater than 5% but less than 10% of total net sales, while one customer individually represented greater than 10% but less than 15% of total net sales.   Should this customer or the Company's other customers fail to meet their obligations to the Company, the Company's results of operations and cash flows would be adversely impacted.

Net sales of the Company's products outside the U.S. increased to $7.9 million, or 14.1% of total net sales, from $6.5 million, or 11.4% of total net sales, for the years ended December 31, 2005 and 2004, respectively.

Cost of goods sold increased to $30.3 million, or 53.7% of total net sales, for the year ended December 31, 2005 from $28.6 million, or 50.4% of total net sales, for the comparable period of 2004.  The increase as a percentage of total net sales is primarily due to changes in the product mix, coupled with decreases in fairway wood net pricing and increases in some component pricing.

Selling and marketing expenses increased to $16.6 million for the year ended December 31, 2005 from $16.1 million for the comparable period in 2004.  The increase is primarily the result of additional personnel which resulted in incremental compensation related costs of $0.7 million partially offset by a reduction in overall marketing expenses, including advertising, research and direct commercial costs, of $0.3 million.

General and administrative expenses, including provisions for bad debts, decreased to $7.1 million for the year ended December 31, 2005 from $7.2 million for the comparable period in 2004.  The decrease in administrative related costs is attributable to an increase in compensation expenses of $1.0 million offset by a decrease in bad debt expense of $1.0 million.  The Company measures each customer's financial strength using various key aspects such as, but not limited to, the customer's overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer’s balance that is past due and other various items.  The Company also looks at the overall aging of the receivables in total and relative to prior periods to determine the necessary reserve requirements.  Periods will fluctuate depending on the strength of the customers and the change in mix of customers and their respective strength could affect the reserve disproportionately compared to the total change in the accounts receivable balance.

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $2.3 million from $1.8 million for the years ended December 31, 2005 and 2004, respectively, primarily resulting from continued strengthening of the R&D function, which lead to an increase in compensation expense of $0.4 million.

During 2005, the Company reversed settlement expense of $1.8 million, which is attributable to the reversal of the accrued expenses for the settlement agreement that was reached with Mr. Nick Faldo in regards to the dispute regarding provisions of his prior professional services agreement with Adams Golf.  Because Mr. Faldo did not meet the conditions precedent to pay in his contract, the Company is no longer due to make any future payments.

Other income increased to $1.1 million for the year ended December 31, 2005 from $0.1 million for the comparable period in 2004 which is attributable to the one time receipt by the Company of a $965 thousand insurance claim paid by the Company's insurance carrier in connection with the embezzlement which occured during the period from 2001 through 2004.  This event was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004.

The Company's inventory balances were approximately $16.2 million and $11.6 million at December 31, 2005 and 2004, respectively.  The increase in inventory levels is primarily a result of the increased purchasing related to the newly released A2 and A2 OS iron sets launched in the fourth quarter of 2005 and first quarter of 2006.

The Company's net accounts receivable balances were approximately $14.2 million and $9.3 million at December 31, 2005 and 2004, respectively.  The increase is primarily due to the recent successful product launch of Idea A2 and A2 OS Irons and extended terms offered to some customers in 2005.

The Company's prepaid balances were approximately $0.8 million and $0.2 million at December 31, 2005 and 2004, respectively while the other assets balance was approximately $1.6 million and $0.0 million at December 31, 2005 and 2004, respectively.  The increase in the prepaid and other assets is primarily associated with the Company's decision to prepay certain strategic marketing expenses.  The short term portion of these marketing expenses is in prepaids and the long term portion is in other assets.

The Company's accounts payable balances were approximately $4.7 million and $3.9 million at December 31, 2005 and 2004, respectively.  The increase in accounts payable is primarily associated with the extension of payment terms with key vendors.

As a result of the above, the Company reported net income of $3.2 million for the year ended December 31, 2005 compared to $3.1 million for the year ended December 31, 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Total net sales increased to $56.8 million for the year ended December 31, 2004 from $50.9 million for the comparable period of 2003 primarily resulting from successful product introductions and customer acceptance of the Idea Irons, Ovation fairway woods and Redline and Redline RPM woods and drivers.  Net sales of drivers increased to $11.1 million, or 19.6% of total net sales, for the year ended December 31, 2004 from $11.0 million, or 21.6% of total net sales, for the comparable period of 2003.  A large portion of the driver net sales for the year ended December 31, 2004 was generated by the Redline product line, introduced in January 2003, which was partially offset by lower sales of maturing product lines.  Net sales of irons increased to $21.1 million, or 37.2% of total net sales, from $20.3 million, or 39.9% of total net sales, for the years ended December 31, 2004 and 2003, respectively, primarily generated from sales of the Company's Idea irons and integrated iron sets.  Net sales of fairway woods increased to $21.6 million, or 38.1% of total net sales, from $17.3 million, or 34.0% of total net sales, for the years ended December 31, 2004 and 2003, respectively, primarily resulting from the net sales generated from the recently introduced Ovation fairway woods.

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

General and administrative expenses, including provisions for bad debts, increased to $7.2 million for the year ended December 31, 2004 from $6.0 million for the comparable period in 2003.  The increase in administrative related costs is attributable to the increase in compensation expenses of $0.8 million and an increase in bad debt reserves of $0.7 million.  The Company measures each customer's financial strength using various key aspects such as, but not limited to, the customer's overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer’s balance that is past due and other various items.  The Company also looks at the overall aging of the receivables in total and relative to prior periods to determine the necessary reserve requirements.  Periods will fluctuate depending on the strength of the customers and the change in mix of customer and their respective strength could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Although collections on healthy accounts have improved, the risk of uncertainty in collectablility of unfavorable accounts has resulted in an increase in bad debt reserves.  Depreciation expense also decreased by $0.7 million due to the fact that many of the Company's fixed assets were purchased in 1998 and were fully depreciated by 2003.

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

Disclosure of Contractual Obligations

The Company is obligated to make future payments under various contracts, including equipment capital leases and operating leases.  The Company does not have any long-term debt or purchase commitment obligations.  The following table summarized the Company's contractual obligations at December 31, 2005, reported by maturity of obligation.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$--	$--	$--	$--	$--
Capital Lease Obligations	39,398	39,398	--	--	--
Operating Lease Obligations	1,151,719	473,987	677,732	--	--
Purchase Obligations	--	--	--	--	--
Other Long-term Liabilities Reflected on the Registrant's Balance sheet under GAAP	--	--	--	--	--

Total	$1,191,117	$513,385	$677,732	--	--

Liquidity and Capital Resources

Cash and cash equivalents decreased to $10.7 million at December 31, 2005 from $16.4 million at December 31, 2004.  The decrease is primarily due to cash used in operating activities.  During the year, accounts receivable increased $4.9 million, inventory increased $4.5 million, prepaids increased $0.5 million, other current assets increased $1.6 million and other non-current liabilities decreased $0.4 million.  This was partially offset with an increase in accrued expenses and accounts payable of $0.5 million.

Working capital increased at December 31, 2005 to $29.9 million compared to $26.2 million at December 31, 2004.

In February 2006, the Company signed a revolving credit agreement with Bank of Texas to provide up to $10.0 million in short term debt.  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to the cash flow leverage ratio and fixed charge coverage ratio.  Interest on outstanding balances varies depending on the portion of the line that is used and accrues at a rate from prime less one percent to prime and is due quarterly.  The prime interest rate at March 15, 2006 was 7.5%.  As of March 15, 2006, the Company had no outstanding loan against the credit facility.

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

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products that gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken steps to increase the market acceptance of these and its other products.  If the Company's products fail to achieve appropriate levels of market acceptance, it is possible that the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings.  If the Company needs to raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders of the Company would be reduced, stockholders could experience additional dilution, or such equity securities could have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price of the Company's common stock and the state of the capital markets generally, the Company does not expect that it will be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing. There can be no assurance that financing will be available when needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the Company's only sources of funding are current cash reserves, projected cash flows from operations and up to $10.0 million of borrowings available under the Company's revolving credit facility.

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3, which requires all voluntary changes in accounting principles to be applied to the current period and retrospective application to prior periods unless it is impracticable to determine the period specific changes.  The statement also applies to changes required by an accounting pronouncement in the unusual instance that a pronouncement does not include specific transition provisions.  The purpose by the FASB was to improve upon the comparability of cross-border financial reporting with the International Accounting Standards Board.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company will adopt the provisions of this standard in the first quarter of 2006, and the Company believes that the overall impact to the financial statements will not be material.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

The Company, in the normal course of doing business, is exposed to market risk through changes in interest rates with respect to its cash equivalents.  Cash and Cash equivalents at December 31, 2005 were $10,747,000.  The average interest rate earned for the year end December 31, 2005 was 3.12%.

Additionally, the Company is exposed to interest rate risk from its Line of Credit (see Item 7 Management Discussion and Analysis, Liquidity and Capital Resources). Outstanding borrowings accrue interest, based upon the Company’s consolidated cash flow leverage ratio, ranging from the prime rate less one percent to prime rate.

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to foreign currency exchange rate risks that could impact the Company’s results of operations.  The Company is exposed to foreign currency exchange rate risk inherent primarily in its sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar.  The Company transacts business in several currencies worldwide, however all foreign transactions are transacted in U.S. dollar except for Canadian activities.  The functional currency of the Company's Canadian operations is Canadian dollars.  The accompanying consolidated financial statements have been expressed in United States dollars, the reporting currency of the Company.  Reporting assets and liabilities of the Company's foreign operations have been translated at the rate of exchange at the end of each period.  Revenues and expenses have been translated at the monthly average rate of exchange in effect during the respective period.  Gains and losses resulting from translation are accumulated in other comprehensive income (loss) in stockholders' equity.  Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in comprehensive income as they occur.  Inventory purchases are invoiced by suppliers in U.S. dollar.

Item 8.   Financial Statements and Supplementary Data

The financial statements are set forth herein under Item 15 commencing on page F-1.  Schedule II to the consolidated financial statements is set forth herein under Item 15 on page S-1.  In addition, supplementary financial information is required pursuant to the provisions of Regulation S-K, Item 302, and is set forth herein under Item 15, note 15 of the notes to Consolidated Financial Statements.

Item 9A.  Controls and Procedures

Introduction

"Disclosure Controls and Procedures" are defined in Exchange Act Rules 13a -15(e) and 15d -15 (e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the SEC's rules and forms.  Disclosure Controls and Procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

"Internal Control Over Financial Reporting" is defined in Exchange Act Rules 13a -15(f) and 15d -15(f) as a process designed by, or under the supervision of, an issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  It includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material adverse effect on the financial statements.

The Company has endeavored to design its Disclosure Controls and Procedures and Internal Controls Over Financial Reporting to provide reasonable assurances that their objectives will be met.  All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error, lack of knowledge or awareness, and the possibility of intentional circumvention of these controls.  Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect.  As a result, no assurances can be made that the Company's control system will detect every error or instance of fraudulent conduct, which could have a material adverse impact on the Company's results of operations or financial condition.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its Disclosure Controls and Procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared, and that the Company's Disclosure Controls and Procedures were effective.  There were no changes to the Company's Internal Controls Over Financial Reporting during the year ended December 31, 2005 that has materially affected or is reasonably likely to materially affect the Company's Internal Controls Over Financial Reporting.

In addition, it is the Company's policy to not participate in off-balance sheet transactions, including but not limited to special purpose entities.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of the Stockholders to be held on or about May 17, 2006 to be distributed to the stockholders on or before April 30, 2006 ("the 2006 Proxy Statement") under the respective captions, "Elections of Directors," "Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" and "Management-Executive Officers."

Item 11.   Executive Compensation

The information required by this Item is incorporated by reference to the Company's 2006 Proxy Statement under the caption "Management-Compensation of Executive Officers."

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the Company's 2006 Proxy Statement under the caption "Stock Ownership-Beneficial Ownership of Certain Stockholders, Directors and Executive Officers."

Item 13.   Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Company's 2006 Proxy Statement under the captions "Management-Employment Contracts and Change in Control Agreements," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

Item 14.   Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the Company's 2006 Proxy Statement under "Committees of Board of Directors; Meetings."

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as a part of this report following the signature page:

(1) Consolidated Financial Statements

Item	Page

Index to Consolidated Financial Statements and Related Financial Statement Schedule	F-1
Reports of Independent Registered Public Accounting Firms	F-2 - F-3
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4
Consolidated Statements of Operations for the Years ended December 31, 2005, 2004 and 2003	F-5
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2005, 2004 and 2003	F-6 - F-7
Consolidated Statements of Cash Flows for the Years ended December 31, 2005, 2004 and 2003	F-8
Notes to Consolidated Financial Statements	F-9 - F-27

(2) Financial Statement Schedules

The financial statement schedule of the Company for the years ended December 31, 2005, 2004 and 2003 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

Schedule II - Valuation and Qualifying Accounts	S-1

All other schedules are have been omitted because such schedules are not required under the related instructions, or are not applicable, or because the information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits

The exhibits listed below are filed as a part of or incorporated by reference in this Annual Report.  Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parenthesis.  See the Index of Exhibits included with the exhibits filed as a part of this Annual Report.

Exhibit	Description	Location

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Stock Incentive Plan for Adams Golf, Inc.	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-112622 (Exhibit 4.7)

Exhibit 10.1	Settlement Agreement between Adams Golf, Ltd. And Nicholas A. Faldo	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Exhibit 10.19)

Exhibit 10.2	Employment Agreement - Byron H. (Barney) Adams	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Exhibit 10.13)

Exhibit 10.3	Change of Control Agreement - Eric Logan	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Exhibit 10.14)

Exhibit 10.4	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2003 Form 10-K (Exhibit 10.12)

Exhibit 10.5	Extension of Revolving Line of Credit between Adams Golf, Inc and Bank of Texas	Incorporated by reference to 2004 Form 10-K (Exhibit 10.15)

Exhibit 10.6*	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2004 Form 10-K (Exhibit 10.16)

Exhibit 10.7*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2004 Form 10-K (Exhibit 10.17)

Exhibit 10.8	Revolving Line of Credit between Adams Golf, Inc and Bank of Texas	Included in this filing

Exhibit 10.9	Employment Agreement - Byron H. (Barney) Adams	Included in this filing

Exhibit 21.1	Subsidiaries of the Registrant	Included in this filing

Exhibit 23.1	Consent of KBA Group LLP	Included in this filing

Exhibit 23.2	Consent of KPMG, LLP	Included in this filing

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

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

ADAMS GOLF, INC., a Delaware corporation

Date: March 22, 2006	By: /S/ B.H. (BARNEY) ADAMS
B.H. (Barney) Adams, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2006	By: /S/ B.H. (BARNEY) ADAMS
B.H. (Barney) Adams, Chairman of the Board

Date: March 22, 2006	By: /S/ OLIVER G. BREWER III
Oliver G. (Chip) Brewer III
Chief Executive Officer, President and Director

Date: March 22, 2006	By: /S/ ERIC LOGAN
Eric Logan
Chief Financial Officer
(Principal Financial Officer)

Date: March 22, 2006	By: /S/ PAMELA J. HIGH
Pamela J. High
Controller
(Principal Accounting Officer)

Date: March 22, 2006	By: /S/ MARK R. MULVOY
Mark R. Mulvoy
Director

Date: March 22, 2006	By: /S/ PAUL F. BROWN, JR.
Paul F. Brown, Jr.
Director

Date: March 22, 2006	By: /S/ STEPHEN R. PATCHIN
Stephen R. Patchin
Director

Date: March 22, 2006	By: /S/ ROBERT D. ROGERS
Robert D. Rogers
Director

Date: March 22, 2006	By: /S/ RUSSELL L. FLEISCHER
Russell L. Fleischer
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND RELATED FINANCIAL STATEMENT SCHEDULE

Page
Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2 - F-3

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4

Consolidated Statements of Operations for the Years ended December 31, 2005, 2004 and 2003	F-5

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2005, 2004 and 2003	F-6 - F-7

Consolidated Statements of Cash Flows for the Years ended December 31, 2005, 2004 and 2003	F-8

Notes to Consolidated Financial Statements	F-9 - F-27

Financial Statement Schedule

The financial statement schedule of the Company for the years ended December 31, 2005, 2004 and 2003 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

Schedule II - Valuation and Qualifying Accounts	S-1

All other schedules are have been omitted because such schedules are not required under the related instructions, or are not applicable, or because the information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Adams Golf, Inc.:

We have audited the accompanying consolidated balance sheets of Adams Golf, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the years ended December 31, 2005 and 2004.  The consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Golf, Inc. and subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KBA GROUP LLP
Dallas, Texas
February 3, 2006, except for note 18 which is March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Adams Golf, Inc.:

We have audited the accompanying consolidated statements of operations, stockholder’s equity and cash flows of Adams Golf, Inc. and subsidiaries for the year ended December 31, 2003.  In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 2003.  The consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Adams Golf, Inc. for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KPMG LLP

Dallas, Texas
January 28, 2004

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS

	December 31,

	2005	2004

Current assets:
Cash and cash equivalents	$10,747	$16,367
Trade receivables, net	14,171	9,317
Inventories, net	16,151	11,558
Prepaid expenses	754	234
Other current assets	27	138
Total current assets	41,850	37,614

Property and equipment, net	630	720
Other assets	1,622	44
	$44,102	$38,378

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,691	$3,876
Accrued expenses	7,284	7,584
Total current liabilities	11,975	11,460
Non-current liabilities	--	480
Total liabilities	11,975	11,940

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 23,471,653 and 23,257,653 shares issued and 22,814,153 and 22,600,153 shares outstanding in 2005 and 2004, respectively	23	23
Additional paid-in capital	92,069	90,261
Deferred compensation	(2,570)	(2,298)
Accumulated other comprehensive income (loss)	888	(25)
Accumulated deficit	(55,147)	(58,387)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)
Total stockholders' equity	32,127	26,438

Commitments and contingencies
	$44,102	$38,378

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,

	2005	2004	2003

Net sales	$56,424	$56,762	$50,879
Cost of goods sold	30,309	28,580	27,259
Gross profit	26,115	28,182	23,620

Operating expenses:
Research and development expenses	2,285	1,847	1,721
Selling and marketing expenses	16,571	16,061	14,027
General and administrative expenses	7,063	7,174	5,994
Reversal of settlement expenses (benefit)	(1,771)	--	--
Reversal of restructuring expense (benefit)	(78)	--	(259)
Total operating expenses	24,070	25,082	21,483
Operating income	2,045	3,100	2,137

Other income (expense):
Interest income	236	81	9
Interest expense	(6)	(13)	(51)
Other	1,052	76	25
Income before income taxes	3,327	3,244	2,120
Income tax expense	87	166	117
Net income	$3,240	$3,078	$2,003

Income per common share : Basic	$0.14	$0.14	$0.09

Diluted	$0.12	$0.12	$0.08

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

Years ended December 31, 2005, 2004 and 2003

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Income	Cost of Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2002	23,137,571	23	$87,381	$(671)	$(653)	$(63,468)		$(3,136)	$19,476
Comprehensive income:
Net income	--	--	--	--	--	2,003	$2,003	--	2,003
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation	--	--	--	--	297	--	297	--	297
Comprehensive income	--	--	--	--	--	--	$2,300	--	--
Stock option forfeitures	--	--	(65)	65	--	--		--	--
Issuance of stock options	--	--	219	(219)	--	--		--	--
Amortization of deferred compensation	--	--	--	452	--	--		--	452
Balance, December 31, 2003	23,137,571	23	87,535	(373)	(356)	(61,465)		(3,136)	22,228

Comprehensive income:
Net income	--	--	--	--	--	3,078	$3,078	--	3,078
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation	--	--	--	--	331	--	331	--	331
Comprehensive income	--	--	--	--	--	--	$3,409	--	--
Stock option forfeitures	--	--	(18)	18	--	--		--	--
Stock options exercised	120,082	--	8	--	--	--		--	8
Issuance of stock options	--	--	2,736	(2,736)	--	--		--	--
Amortization of deferred compensation	--	--	--	793	--	--		--	793
Balance, December 31, 2004	23,257,653	23	90,261	(2,298)	(25)	(58,387)		(3,136)	26,438

See accompanying notes to consolidated financial statements
(continued)

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

Years ended December 31, 2005, 2004 and 2003

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Income	Cost of Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2004	23,257,653	23	$90,261	$(2,298)	$(25)	$(58,387)		$(3,136)	$26,438
Comprehensive income:
Net income	--	--	--	--	--	3,240	$3,240	--	3,240
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation	--	--	--	--	913	--	913	--	913
Comprehensive income	--	--	--	--	--	--	$4,153	--	--
Stock option forfeitures	--	--	(9)	9	--	--		--	--
Stock options exercised	214,000	--	40	--	--	--		--	40
Issuance of stock options	--	--	1,777	(1,777)	--	--		--	--
Amortization of deferred compensation	--	--	--	1,496	--	--		--	1,496
Balance, December 31, 2005	23,471,653	23	$92,069	$(2,570)	$888	$(55,147)		$(3,136)	$32,127

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$3,240	$3,078	$2,003
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	447	562	1,503
Amortization of deferred compensation	1,496	793	452
Provision for doubtful accounts	557	1,224	443
Changes in assets and liabilities:
Trade receivables	(5,411)	(108)	(2,342)
Inventories	(4,593)	(3,500)	1,069
Prepaid expenses	(519)	223	477
Income tax receivable	--	--	18
Other current assets	110	(131)	127
Other assets	(1,579)	--	98
Accounts payable	815	2,683	260
Accrued expenses	(303)	1,569	660
Other non-current liabilities	(449)	(79)	(173)
Net cash provided by (used in) operating activities	(6,189)	6,314	4,595
Cash flows from investing activities:
Purchase of equipment	(338)	(347)	(308)
Net cash used in investing activities	(338)	(347)	(308)
Cash flows from financing activities:
Principal payments under capital lease obligation	(43)	(59)	(35)
Exercise of stock options	39	8	--
Debt financing costs	(2)	(15)	(24)
Net cash used in financing activities	(6)	(66)	(59)

Effects of exchange rate changes on cash and cash equivalents	913	331	296
Net increase (decrease) in cash and cash equivalents	(5,620)	6,232	4,524
Cash and cash equivalents at beginning of the year	16,367	10,135	5,611
Cash and cash equivalents at end of the year	$10,747	$16,367	$10,135

Supplemental disclosure of cash flow information:
Interest paid	$6	$13	$51

Income taxes paid	$88	$129	$114

Supplemental disclosure of non-cash investing and financing activities - equipment financed with capital lease	$15	$--	$152

See accompanying notes to consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies

(a)   General

Founded in 1987, Adams Golf, Inc. (the “Company” or “Adams Golf”) initially operated as a component supplier and contract manufacturer.   Thereafter, the Company established its custom fitting operation.  Today it designs, assembles, markets and distributes premium quality, technologically innovative golf clubs, including the RPM drivers and fairway woods, Ovation drivers and fairway woods, the Idea A2 and A2 OS irons, and Idea A2 I-woods, Idea, A1 and A1 Pro Irons and Idea i-Woods, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, the Tight Lies GT and GT2 irons and i-Woods, the Tom Watson signature and Puglielli series of wedges, and certain accessories.  The Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  The Company completed an internal reorganization in 1997 and now conducts its operations through several direct and indirect wholly-owned subsidiaries, agencies, and distributorships.

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

(c)   Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.   An estimate of uncollectable amounts is made by management using an evaluation methodolgy involving both overall and specific identification.  The Company evaluates each individual customer and measures various key aspects of the customer such as, but not limited to, their overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer’s balance that is past due and other various items.  From an overall perspective, the Company also looks at the aging of the receivables in total and aging relative to prior periods to determine the necessary reserve requirements.  Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  If a significant number of customers with significant receivable balances in excess of the allowance fail to make required payments, the Company's operating results would be significantly adversely affected.  Based on management's assessment, the Company provides for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  The Company generally does not require collateral.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

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

(f)   New Accounting Pronouncement

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3, which requires all voluntary changes in accounting principle to be applied to the current period and retrospective application to prior periods unless it is impracticable to determine the period specific changes.  The statement also applies to changes required by an accounting pronouncement in the unusual instance that a pronouncement does not include specific transition provisions.  The purpose by the FASB was to improve upon the comparability of cross-border financial reporting with the International Accounting Standards Board.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company will adopt the provisions of this standard in the first quarter of 2006, and the Company believes that the overall impact to the financial statements will not be material.

(g)   Research and Development

Research and development costs consist of all costs incurred in planning, designing and testing of golf equipment, including salary costs related to research and development.  These costs are expensed as incurred.  The Company's research and development expenses were approximately $2,285,000, $1,847,000 and $1,721,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(h)   Advertising Costs

Advertising costs, included in selling and marketing expenses on the accompanying consolidated statements of operations, other than direct commercial costs, are expensed as incurred and totaled approximately $4,980,000, $5,067,000 and $3,478,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(Tables in thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies (continued)

(i)   Product Warranty

The Company's golf equipment is sold under warranty against defects in material and workmanship for a period of one year with the exception of the graphite tipped (GT) and BiMatrx steel tipped (ST) shafts, which carry a five year warranty.  An allowance for estimated future warranty costs is recorded in the period products are sold.  In estimating its future warranty obligations, the Company considers various relevant factors, including the Company's stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product.  If the actual amount of warranty claims significantly exceeds the estimated allowance, the Company's costs of goods sold and gross profit and resulting net income or loss would be significantly adversely affected.

	Beginning Balance	Changes for payments made and estimated accruals (net)	Ending Balance
Year ended December 31, 2005	$297	10	$307
Year ended December 31, 2004	$285	12	$297

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

December 31, 2005 and 2004

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies (continued)

(k)   Income Per Share

The weighted average common shares used for determining basic and diluted income per common share were 22,734,060 and 27,803,729, respectively, for the year ended December 31, 2005.  The effect of all warrants and options to purchase shares of the Company's common stock for the year ended December 31, 2005 resulted in additional dilutive shares of 5,069,669.

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

(m)   Impairment of Long-Lived Assets

The Company follows the guidance in Statement of Financial Accounting Standards SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in reviewing long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the years ended December 31, 2005, 2004 and 2003, there was no impairment of long-lived assets.

(n)   Comprehensive Income

Comprehensive income consists of net income and unrealized gains and losses, net of related tax effect, on foreign currency translation adjustments and marketable securities.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

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

(q)  Segment Reporting

The Company is organized by functional responsibility and operates as a single segment and within that segment offers more than one class of product, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

(r)  Stock-Based Compensation

At December 31, 2005, the Company had one stock-based option plan that replaced four predecessor plans.  The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Under this method, compensation expense is recorded on the date of grant to the extent that the current market price of the underlying stock exceeds the exercise price of the option.  The Company has elected to continue to apply the intrinsic value-based method of accounting for employee stock option grants and complies with the disclosure requirements of SFAS No. 123 "Accounting for Stock-based Compensation" ("SFAS 123"), as amended by SFAS No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure" ("SFAS 148").  Non-employee option grants are accounted for using the fair-value based method.   The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation for the years ended December 31, 2005, 2004 and 2003, respectively (in thousands, except for per share amounts):

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(Tables in thousands, except share and per share amounts)

Summary of Significant Accounting Policies (continued)

(r)  Stock Compensation (continued)

	2005	2004	2003

Net income
As reported	$3,240	$3,078	$2,003
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,496	793	452
Deduct: Total stock-based compensation expense determined under the fair value method	(1,505)	(612)	(479)
Pro forma	$3,231	$3,259	$1,976

Basic income per common share:
As reported	$0.14	$0.14	$0.09
Pro forma	$0.14	$0.14	$0.09

Diluted income per common share:
As reported	$0.12	$0.12	$0.08
Pro forma	$0.12	$0.12	$0.08

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

(s)  Foreign Currency Translation and Transactions

The functional currency of the Company's Canadian operations is Canadian dollars.  The accompanying consolidated financial statements have been expressed in United States dollars, the reporting currency of the Company.  Reporting assets and liabilities of the Company's foreign operations have been translated at the rate of exchange at the end of each period.  Revenues and expenses have been translated at the monthly average rate of exchange in effect during the respective period.  Gains and losses resulting from translation are accumulated in other comprehensive income (loss) in stockholders' equity.  Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in earnings as they occur.  Inventory purchases are invoiced by suppliers in U.S. dollars.

(t)   Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(Tables in thousands, except share and per share amounts)

(2)	Trade Receivables, net

Trade receivables consist of the following at December 31, 2005 and 2004:

	2005	2004

Trade receivables	$15,123	$10,063
Allowance for doubtful accounts	(952)	(746)

	$14,171	$9,317

(3)   Inventories

Inventories consist of the following at December 31, 2005 and 2004:

	2005	2004

Finished goods	$7,453	$8,119
Component parts	8,698	3,439

	$16,151	$11,558

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of the following: purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other G&A expenses capitalized into overhead costs, which are then applied to each unit after work in process is completed; retained costs representing the excess of manufacturing and other G&A expenses that are not yet applied to finished goods; and an estimated allowance for obsolete inventory.  At December 31, 2005 and 2004, inventories included $837,000 and $528,000 of consigned inventory, respectively, and $215,000 and $474,000 of inventory reserves, respectively.

(4)   Property and Equipment, net

Property and equipment consist of the following at December 31, 2005 and 2004:

	2005	2004

Equipment	$1,937	$1,789
Computers and software	9,008	8,866
Furniture and fixtures	712	662
Leaseholds improvements	188	186
Accumulated depreciation and amortization	(11,215)	(10,783)

	$630	$720

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(Tables in thousands, except share and per share amounts)

(5)   Other Assets

Other assets, net, consist of the following at December 31, 2005 and 2004:

	2005	2004

Deposits	--	41
Long Term Endorsements	1,620	--
Other	2	3

	$1,622	$44

(6)   Accrued Expenses

Accrued expenses consist of the following at December 31, 2005 and 2004:

	2005	2004

Payroll and commissions	$1,362	$1,020
Advertising	130	130
Product warranty expense and sales returns	1,546	1,120
Professional services	43	59
Settlement costs	--	1,322
Restructuring costs	--	71
Deferred revenue	1,895	1,317
Other	2,308	2,545

	$7,284	$7,584

(7)   Restructuring

During 2002, the Company executed an operational restructuring plan, which resulted in the closure of the Adams Golf UK, Limited wholly owned subsidiary.  The operational restructuring plan resulted in a restructuring charge of $850,000 for severance, a write off of goodwill and other related exit costs.   Restructuring expense for 2003 and 2005 resulted in a benefit due to the release of liability from our previously recorded building lease and accounting and legal fees for the Adams Golf, UK subsidiary.  The Company continues to sell its products in the UK through a third party distributor.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(Tables in thousands, except share and per share amounts)

(8)	Professional Services Agreement and Settlement Expense

In May 1998, Adams Golf, Ltd. entered into an agreement with Nicholas A. Faldo.  The agreement provided that Mr. Faldo provide a variety of services to Adams Golf including endorsement and use of certain of Adams Golf Ltd.'s products.   On November 6, 2000, Adams Golf announced that Mr. Faldo was in material breach of his contract for failure to use certain of the Company's products.  From March 31, 2000 through November 6, 2000 (date declared in material breach), the Company ceased making royalty payments under the professional services agreement during which time the Company corresponded with Mr. Faldo in an attempt to cure his performance deficiencies.  On August 25, 2001, an agreement was reached with Mr. Faldo in settlement of the dispute regarding provisions of his prior professional services agreement with Adams Golf.  Under the terms of settlement, Mr. Faldo received $0.5 million upon execution and $0.5 million on July 15, 2002.  In addition, Mr. Faldo was to receive a series of annual installments for the years 2003 through 2011 aggregating to $2.0 million.  As a result, the Company established a liability representing the present value of the future obligation, which approximated $2,673,000, utilizing the Company's incremental borrowing rate of 6.04%.  In addition, Mr. Faldo is entitled to receive up to an additional $2.0 million contingent on the Company reaching certain future financial performance thresholds.  In accordance with the terms of the settlement, Mr. Faldo waived all future rights to accrued and unpaid royalties of $1.1 million associated with his prior professional services agreement with the Company.  Therefore, $1,579,000 of settlement expense was incurred during the year ended December 31, 2001.  The Company owed two $100,000 payments, one due at December 31, 2003 and one due at December 31, 2004.  However, according to the terms of Mr. Faldo's contract, he must play a specified number of PGA sanctioned events and keep his PGA credentials.  Because Mr. Faldo has failed to meet the contract requirements, the payment was not made at December 31, 2003 or December 31, 2004.  During September 2005, the Company determined that it was appropriate to reverse the settlement liability previously accrued.   Accordingly, the Company reversed approximately $1,339,000 and $449,000 in accrued expenses and other non-current liabilities.

(9)	Commitments and Contingencies

The Company is obligated under certain noncancellable operating leases for assembly, warehouse and office space.  A summary of the minimum rental commitments under noncancellable leases is as follows:

Years ending
December 31,

2006	$474
2007	450
2008	228
2009	---
2010	---

$1,152

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(Tables in thousands, except share and per share amounts)

(9)  Commitments and Contingencies (continued)

Rent expense was approximately $609,000, $473,000 and $515,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Beginning in June 1999, the first of seven class action lawsuits was filed against the Company, certain of its current and former officers and directors, and the three underwriters of the Company's initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with the Company's IPO.  In particular, the complaints alleged that the Company's prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of the Company's products (gray market sales) threatened the Company's long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on the Company's sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interest and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint.  Plaintiffs appealed.  On August 25, 2004, the appellate court affirmed the dismissal of plaintiffs' claims relating to oversupply of retail inventory, while reversing the dismissal of the claims relating to the impact of gray market sales and remanding those claims for further proceedings.  This case is now in the discovery phase in the district court.  As of February 1, 2006, the Company has participated in mediation and at this time no resolution has been reached.

The Company maintains directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against the Company or its directors and officers.  The Company has met the financial deductible of its directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  At this point in the legal proceedings, the Company cannot predict with any certainty, per the guidance in SFAS 5, that the events will conclude in the Company's favor and thus can not reasonably estimate any future liability.

On March 16, 2006, the Company became aware of a lawsuit filed against it in U.S. District Court in the Southern District of California by TaylorMade, a division of Adidas-Salomon AG. As of March 20, 2006, the Company has not been formally served with the lawsuit. The lawsuit alleges generally that the Company violated three patents held by TaylorMade (one design patent and two utility patents) in the manufacture of recent drivers. The design patent relates to ornamental aspects of the skirt and sole of certain TaylorMade clubs. The utility patents relate to 1) shallow grooves in a circular pattern on the face of certain TaylorMade metal woods and 2) a metal wood construction method attaching a composite crown to a club head body containing multiple ledges, a surface veil and a face plate. The Company is reviewing the allegations, and while it is too early to determine the final outcome or materiality of this matter, based on the information available at this time, the Company does not believe it has infringed any valid claims of TaylorMade and intends to strongly defend its technology and market positions.  Adams Golf respects the valid intellectual property of all its competitors and expects the same in return.  We are disappointed that TaylorMade has chosen to litigate. We have been discussing patent issues with TaylorMade for nearly a year.  We had hoped to amicably resolve these issues and had recently provided TaylorMade with information in support of our positions.  However, rather than address that information in private dialogue, TaylorMade has chosen to litigate.  We intend to defend our positions aggressively and will strive to continue to manufacture innovative product that we hope is superior in the eyes of the consumer and thereby attracts the attention of our competitors.

From time to time, the Company is engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(Tables in thousands, except share and per share amounts)

(10)  Retirement Plan

In February 1998, the Company adopted the Adams Golf, Ltd. 401(k) Retirement Plan (the "Plan"), which covers substantially all employees.  The Company matches 50% of employee contributions up to a maximum of 6% of the employee's compensation.  For the years ended December 31, 2005, 2004 and 2003, the Company contributed approximately $135,000, $112,000 and $90,000, respectively, to the Plan.

(11)  Liquidity

In February 2006, the Company signed a revolving credit agreement with Bank of Texas to provide up to $10.0 million in short term debt.  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to the cash flow leverage ratio and fixed charge coverage ratio.  Interest on outstanding balances varies depending on the portion of the line that is used and accrues at a rate from prime less one percent to prime and is due quarterly.

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

Management believes that sufficient resources will be available to meet the Company's cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on the Company's ability to introduce products that gain market acceptance and to manage working capital requirements.  The Company has introduced new products and has taken steps to increase the market acceptance of these and its other products.  If the Company's products fail to achieve appropriate levels of market acceptance, it is possible that the Company may have to raise additional capital and/or further reduce its operating expenses including further operational restructurings.  If the Company needs to raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders of the Company would be reduced, stockholders could experience additional dilution, or such equity securities could have rights, preferences or privileges senior to the Company's common stock.  Nevertheless, given the current market price of the Company's common stock and the state of the capital markets generally, the Company does not expect that it will be able to raise funds through the issuance of its capital stock in the foreseeable future.  The Company may also find it difficult to secure additional debt financing. There can be no assurance that financing will be available when needed on terms favorable to the Company, or at all.  Accordingly, it is possible that the Company's only sources of funding are current cash reserves, projected cash flows from operations and up to $10.0 million of borrowings available under the Company's revolving credit facility.

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

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(Tables in thousands, except share and per share amounts)

(12)  Income Taxes

Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003

Federal-current	$83	$162	$3
State-current	4	4	114

	$87	$166	$117

Actual income tax expense differs from the "expected" income tax expense (computed by applying the U.S. federal corporate tax rate of 35% to income before income taxes) for the years ended December 31, 2005, 2004 and 2003 as follows:

	2005	2004	2003

Computed "expected" tax benefit	$1,165	$1,134	$702
State income taxes, net of federal tax expense	33	32	20
Change in valuation allowance for deferred tax assets	(1,242)	(1,204)	(748)
Other	131	204	143

	$87	$166	$117

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004

Deferred tax assets:
Allowance for doubtful accounts receivable	$343	$269
Product warranty and sales returns	557	403
Property and equipment	63	31
Other reserves	1,439	1,204
Settlement reserve	--	638
263A adjustment	128	146
Research and development tax credit carryforwards	306	306
Net operating loss carryforwards	15,458	16,546

Total deferred tax assets	18,294	19,543
Valuation allowance	(18,027)	(19,269)

Net deferred tax assets	267	274

Deferred tax liabilities:
Other	267	274

Total deferred tax liabilities	267	274

Net deferred taxes assets	$--	$--

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

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

At December 31, 2005, the Company cannot determine based on a weighing of objective evidence that it is more likely than not that the remaining net deferred tax assets will be realized.  As a result, as of December 31, 2005, the Company has established a valuation allowance for the deferred tax assets in excess of existing taxable temporary differences.  The net change in the valuation allowance for the years ended December 31, 2005 and 2004 was a reduction in deferred tax assets of $1,242,000 and $1,204,000, respectively.

At December 31, 2005, the Company has net operating loss carryforwards for federal, foreign and state income tax purposes of approximately $42,938,000 and tax credit carryforwards of $306,000 which are available to offset future taxable income through 2022.  The availability of approximately $785,000 of the net operating loss carryforwards to reduce future taxable income is limited to approximately $71,000 per year for the remaining life of the net operating losses, as a result of a change in ownership.

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

December 31, 2005 and 2004

(Tables in thousands, except share and per share amounts)

(13)  Stockholders' Equity (continued)

In May 1999, the shareholders of the Company adopted the 1999 Non-Employee Director Plan of Adams Golf, Inc. (the "Director Plan"), which allowed for 200,000 shares of the Company's stock to be issued to non-employee directors.  At December 31, 2001, 90,000 options had been granted to various board members at exercise prices ranging from $0.63 to $4.75, which equaled the fair market value of the Company's common stock on the date of grant.  These options vest equally on each of the first four anniversary dates from the date of grant and expire five years from the date of grant.  Effective May 1, 2002, the Director Plan was terminated and the remaining 110,000 shares available for grant under this plan, including forfeitures, were transferred to the 2002 Equity Incentive plan.

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

In May 2002, the Company adopted the 2002 Equity Incentive Plan for employees, outside directors and consultants.  The plan allows for the granting of up to 2,500,000 shares of the Company's common stock at the inception of the plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this plan, and additional shares as defined in the plan.  On May 1, 2002, the four predecessor plans described above were terminated and a total of 2,153,481 shares available for issuance under these predecessor plans were transferred to the Equity Incentive Plan.  As shares forfeit or expire under the four predecessor plans, those shares become available under the 2002 Equity Incentive Plan.  Since the initial transfer on May 1, 2002, an additional 806,040 shares were transferred to the Equity Incentive Plan.  In addition, the plan automatically increases 1,000,000 shares available for granting on January 1 of each subsequent year for years 2003 through 2008.  At December 31, 2005, 6,870,806 outstanding options had been granted with exercise prices at $0.01 per share at the date of grant.  The vesting periods vary from six months to four years and the options expire ten years from the date of grant.  At December 31, 2005, 1,134,632 shares remain available for grant, including forfeitures.

The following is a summary of stock options outstanding as of December 31, 2005:

		Weighted	Weighted		Weighted
Range of		Average	average		Average Vested
Exercise	Options	Remaining	Exercise price	Options	Exercise price
Prices	Outstanding	Contractual life	per share	Exercisable	per share

$0.01 - $0.30	6,870,806	8.03 years	$0.01	4,354,786	$0.01
$0.31 - $0.99	250,000	4.28 years	0.48	175,000	0.56
$1.00 - $1.97	50,000	8.40 years	1.20	12,500	1.20

	7,170,806	7.91 years	$0.03	4,542,286	$0.03

       ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(Tables in thousands, except share and per share amounts)

(13)  Stockholders' Equity (continued)

The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $1.38, $1.06 and $0.38, respectively, on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:  Risk free interest rate, 3.5%; expected life, 10 years; expected dividend yield, 0%; and daily annualized volatility, 111.4%, 118.1% and 120.0% in 2005, 2004 and 2003, respectively.

Operating expenses included in the consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 include total compensation expense associated with stock options and warrants of $1,496,000, $793,000 and $452,000, respectively, inclusive of compensation expense recorded under the provisions of SFAS No.123 of $0 for each of the years indicated.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise price

Options outstanding at December 31, 2002	3,229,180	$0.63
Options granted	1,316,007	0.05
Options forfeited (expired)	(135,000)	0.38
Options exercised	(2,000)	0.38

Options outstanding at December 31, 2003	4,408,187	0.46
Options granted	2,745,413	0.03
Options forfeited (expired)	(638,540)	2.26
Options exercised	(118,082)	0.07

Options outstanding at December 31, 2004	6,396,978	0.09
Options granted	1,294,161	0.01
Options forfeited (expired)	(306,333)	1.32
Options exercised	(214,000)	0.18

Options outstanding at December 31, 2005	7,170,806	$0.03

(a)  Common Stock Repurchase Program

In October 1998, the Board of Directors approved a plan whereby the Company is authorized to repurchase from time to time on the open market up to 2,000,000 shares of its common stock.  At December 31, 1998, the Company had repurchased 657,500 shares of common stock at an average price per share of $4.77 for a total cost of approximately $3,136,000.  The repurchased shares are held in treasury.  No shares were repurchased during the years ended December 31, 2005, 2004 or 2003.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(Tables in thousands, except share and per share amounts)

(13)  Stockholders' Equity (continued)

(b)  Deferred Compensation

Due to the passage of The American Jobs Creation Act and the subsequent IRS Section 409A rules, stock options that were issued at a strike price less than market value at the date of grant will now be considered deferred compensation by the Internal Revenue Service and the individual who was granted the options will incur adverse tax consequences, including but not limited to excise taxes, unless the individual deems the future exercise date of the unvested stock options at December 31, 2004 and makes this election before December 31, 2005.  As a result of the compliance with the American Job Creation Act, a summary of the elected future exercise dates is as follows:

Period of Exercise	Total Options to be exercised

2006	1,423,573
2007	1,194,667
2008	777,695
2009	360,000
2010	60,000
Beyond 2010	353,199

Total Options	4,169,134

(14)  Segment Information

The Company generates substantially all revenues from the design, marketing and distribution of premium quality, technologically innovative golf clubs.  The Company's products are distributed in both domestic and international markets.  Net sales by customer domicile for these markets consisted of the following for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

United States	$48,496	$50,301	$44,538
Rest of world	7,928	6,461	6,341

	$56,424	$56,762	$50,879

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(Tables in thousands, except share and per share amounts)

(14)  Segment Information (continued)

The following table sets forth net sales by product class for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Fairway woods	$14,539	$21,630	$17,315
Drivers	15,673	11,142	10,992
Irons	23,919	21,107	20,319
Wedges and other	2,293	2,883	2,253

Total	$56,424	$56,762	$50,879

(15)  Quarterly Financial Results (unaudited)

Quarterly financial results for the years ended December 31, 2005 and 2004 are as follows:

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$16,798	$19,792	$10,180	$9,654

Gross profit	$8,853	$9,029	$4,153	$4,080

Net income (loss)	$3,490	$1,182	$(404)	$(1,028)

Income (loss) per share
- basic	$0.15	$0.05	$(0.02)	$(0.04)
- diluted	0.13	0.04	(0.02)	(0.04)

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$17,798	$19,695	$10,950	$8,319

Gross profit	$9,736	$9,793	$4,951	$3,702

Net income (loss)	$2,513	$2,061	$61	$(1,557)

Income (loss) per share
- basic	$0.11	$0.09	$0.00	$(0.06)
- diluted	0.10	0.08	0.00	(0.06)

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(Tables in thousands, except share and per share amounts)

(16)  Business and Credit Concentrations

The Company is currently dependent on five customers, which collectively comprised approximately 26.0% of net sales for the year ended December 31, 2005.  Of these, no customer individually represented greater than 5% but less than 10% of net sales, while one customer individually represented greater than 10% but less than 15% of net sales for the year ended December 31, 2005.  For the year ended December 31, 2004, six customers collectively comprised approximately 26.4% of net sales, of which one customer individually represented greater than 5% of net sales and no customers represented greater than 10% of net sales for the year ended December 31, 2004.  For the year ended December 31, 2003, eight customers comprised approximately 24.9% of net sales, of which only one customer represented greater than 5% but less than 10% for the year ended December 31, 2003.  The loss of an individual or a combination of these customers would have a material adverse effect on consolidated revenues, results of operations, financial condition and competitive market position.

A significant portion of the Company's inventory purchases are from one supplier.  That supplier represents approximately 52% and 60% of total inventory purchases for the years ended December 31, 2005 and 2004, respectively.  This supplier and many other industry suppliers are located in China.  The Company does not anticipate any changes in the relationships with its suppliers; however, if such change were to occur, the Company has alternative sources available.

(17)  Investigation and Recovery Efforts Regarding Misappropriation of Funds

On December 30, 2004, the Company reported through a Form 8-K filing that the Company had uncovered evidence suggesting a former employee embezzled approximately $970,000 between May, 2001 and November, 2004. The embezzled funds totaled approximately $286,000, $329,000, and $288,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and were expensed in the years incurred.  The Company involved its Audit Committee, its external auditors and outside legal counsel and believes that the extent of the fraud has been identified.  The Company's insurance carrier has processed the claim under the Company's crime policy, and in March, 2005 the Company was granted a full recovery, less the deductible of $5,000, totaling $965,000, which is included in Other Income on the Statement of Operations.  The Company received the funds on March 30, 2005 and recorded the recovery in the financial results of the first quarter of 2005.

(18)  Subsequent Events

(a)  Line of Credit

In February 2006, the Company signed a revolving credit agreement with Bank of Texas to provide up to $10.0 million in short term debt  The agreement is collateralized by all assets of the Company and requires, among other things, the Company to maintain certain financial performance levels relative to the cash flow leverage ratio and fixed charge coverage ratio.  Interest on outstanding balances varies depending on the portion of the line that is used and accrues at a rate from prime less one percent to prime and is due quarterly.

(b)  Employment Agreement for Mr. Byron (Barney) H. Adams

In February 2006, the Company entered into a new employment agreement with Mr. Byron (Barney) H. Adams, the Company's Chairman of the Board of Directors.  The agreement term is January 1, 2006 through December 31, 2008 and Mr. Adams will receive an annual salary and other related employee benefits.  The full terms of the agreement are filed as an exhibit to the Company's Form 10-K Annual Report filing.

(c)  Suit filed against AdamsGolf by TaylorMade

On March 16, 2006, the Company became aware of a lawsuit filed against it in U.S. District Court in the Southern District of California by TaylorMade, a division of Adidas-Salomon AG. As of March 20, 2006, the Company has not been formally served with the lawsuit. The lawsuit alleges generally that the Company violated three patents held by TaylorMade (one design patent and two utility patents) in the manufacture of recent drivers. The design patent relates to ornamental aspects of the skirt and sole of certain TaylorMade clubs. The utility patents relate to 1) shallow grooves in a circular pattern on the face of certain TaylorMade metal woods and 2) a metal wood construction method attaching a composite crown to a club head body containing multiple ledges, a surface veil and a face plate. The Company is reviewing the allegations, and while it is too early to determine the final outcome or materiality of this matter, based on the information available at this time, the Company does not believe it has infringed any valid claims of TaylorMade and intends to strongly defend its technology and market positions.  Adams Golf respects the valid intellectual property of all its competitors and expects the same in return.  We are disappointed that TaylorMade has chosen to litigate. We have been discussing patent issues with TaylorMade for nearly a year.  We had hoped to amicably resolve these issues and had recently provided TaylorMade with information in support of our positions.  However, rather than address that information in private dialogue, TaylorMade has chosen to litigate.  We intend to defend our positions aggressively and will strive to continue to manufacture innovative product that we hope is superior in the eyes of the consumer and thereby attracts the attention of our competitors.

Schedule II

ADAMS GOLF, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended December 31, 2005, 2004 and 2003

(Table in thousands)

	Balance at	Charged to		Balance at
	Beginning	cost and other		end of
Description	of period	expenses	Deductions(1)	period

Allowance for doubtful accounts:
Year ended December 31, 2005	$746	557	351	$952
Year ended December 31, 2004	$332	1,510	1,096	$746
Year ended December 31, 2003	$662	772	1,102	$332

Product warranty and sales returns:
Year ended December 31, 2005	$1,120	742	316	$1,546
Year ended December 31, 2004	$1,015	437	332	$1,120
Year ended December 31, 2003	$566	415	(34)	$1,015

Inventory obsolescence
Year ended December 31, 2005	$474	--	259	$215
Year ended December 31, 2004	$465	--	(9)	$474
Year ended December 31, 2003	$726	--	261	$465

Deferred tax asset/liability valuation:
Year ended December 31, 2005	$19,269	(1,165)	77	$18,027
Year ended December 31, 2004	$20,472	(1,134)	69	$19,269
Year ended December 31, 2003	$21,219	(702)	45	$20,472

(1)
Represents uncollectible accounts charged against the allowance for doubtful accounts, actual costs incurred for warranty repairs and sales returns, and inventory items deemed obsolete charged against the inventory obsolescence reserve.

S-1