Form 10-K/A
period 2005-12-31
ADAMS GOLF INC
filed 2006-04-03
CIK 1059763

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-K/A
                         Amendment No. 1

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2005

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

     300 Delaware Avenue, Suite 572
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

The number of outstanding shares of the Registrant's common ctock, par value $.001 per share, was 22,844,153 on March 15, 2006.

                        EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2005 of Adams Golf, Inc. (the "Annual Report") is filed for the purpose of filing an Independent Auditors' Consent included as Exhibit 23.2 to the Annual Report. Except as described above, no other changes have been made to the Annual Report. Neither the Audit Report of Independent Public Accounting Firm, KPMG LLP, nor the related form of Consent filed as Exhibit 23.2 had yet been signed by KPMG LLP and both were inadvertently included. At the time of the filing of the form of Consent, management was under the belief that KPMG LLP had consented to the filing and form of Consent. This Amendment No. 1 to the Annual Report continues to speak as of the date of the Annual Report, and we have not updated the disclosures contained in this Amendment No. 1 to the Annual Report to reflect any events that occurred at a date subsequent to the filing of the Annual Report. The filing of this Amendment No. 1 to the Annual Report is not a representation that any statements contained in items of the Annual Report other than that information being amended are true or complete as of any date subsequent to the date of the Annual Report.

Exhibits included with this Amendment No. 1 are listed below:

 Exhibit
 Number       Exhibit Description
---------     -------------------------------------------------
  23.2        Consent of KPMG LLP

                           Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ADAMS GOLF, INC.,
                             a Delaware corporation



Date:  March 31, 2006       By:  /S/ Eric T. Logan
                                -------------------------------
                                 Eric T. Logan
                                 Chief Financial Officer