Form 10-Q
period 2006-03-31
ADAMS GOLF INC
filed 2006-05-09
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006
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
[X] Yes   [  ] No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one)
Large accelerated filer [  ]              Accelerated filer[  ]                  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes   [X] No

The number of outstanding shares of the Registrant's common stock, par value $.001 per share, was 22,844,153 on May 4, 2006.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL STATEMENTS	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		March 31, 2006 (unaudited) and December 31, 2005	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three months ended March 31, 2006 and 2005	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Three months ended March 31, 2006	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Three months ended March 31, 2006 and 2005	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-13

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4.	Controls and Procedures	22

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	23

	Item 1A.	Risk Factors	24-29

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	N/A

	Item 5.	Other Information	N/A

	Item 6.	Exhibits	29

		Signatures	30

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	March 31, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$ 6,991	$ 10,747
Trade receivables, net of allowance for doubtful accounts of $988 (unaudited) and $952 in 2006 and 2005, respectively	25,156	14,171
Inventories	17,201	16,151
Prepaid expenses	817	754
Other current assets	20	27
Total current assets	50,185	41,850

Property and equipment, net	636	630
Other assets, net	1,487	1,622
	$ 52,308	$ 44,102

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 5,810	$ 4,691
Accrued expenses	10,658	7,284
Total liabilities	16,468	11,975

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 23,501,653 and 23,471,653 shares issued and 22,844,153 and 22,814,153 shares outstanding at March 31, 2006 and December 31, 2005, respectively	23	23
Additional paid-in capital	89,774	89,499
Accumulated other comprehensive income	977	888
Accumulated deficit	(51,798)	(55,147)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)
Total stockholders' equity	35,840	32,127

	$ 52,308	$ 44,102
Contingencies

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended
	March 31,

	2006	2005

Net sales	$ 22,265	$ 16,798
Cost of goods sold	11,813	7,945
Gross profit	10,452	8,853

Operating expenses:
Research and development expenses	610	584
Selling and marketing expenses	4,911	4,261
General and administrative expenses	1,672	1,527
Total operating expenses	7,193	6,372
Operating income	3,259	2,481

Other income (expense):
Interest income (expense), net	46	34
Other income (expense), net	46	1,007
Income before income taxes	3,351	3,522
Income tax expense	2	32
Net income	$ 3,349	$ 3,490

Net income per common share - basic	$ 0.15	$ 0.15
- diluted	$ 0.12	$ 0.13

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Three Months Ended March 31, 2006
(unaudited)
	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income (Loss)	Deficit	Income	Stock	Equity

Balance, December 31, 2005	23,471,653	$ 23	$ 89,499	$ 888	$ (55,147)		$ (3,136)	$ 32,127
Comprehensive income:
Net income	--	--	--	--	3,349	$ 3,349	--	3,349
Foreign currency translation	--	--	--	89	--	89	--	89
Comprehensive income	--	--	--	--	--	$ 3,438	--	--
Stock options exercised	30,000	--	--	--	--		--	--
Amortization of deferred compensation	--	--	275	--	--		--	275
Balance, March 31, 2006	23,501,653	$ 23	$ 89,774	$ 977	$ (51,798)		$ (3,136)	$ 35,840

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended
	March 31,

	2006	2005
Cash flows from operating activities:
Net income	$ 3,349	$ 3,490
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	88	113
Amortization of deferred compensation	275	173
Provision for doubtful accounts	88	103
Changes in assets and liabilities:
Trade receivables	(11,073)	(7,980)
Inventories	(1,051)	(1,891)
Prepaid expenses	(64)	(2,607)
Other current assets	9	129
Other assets	135	(61)
Accounts payable	1,118	2,673
Accrued expenses	3,389	(101)
Net cash provided by (used in) operating activities	(3,737)	(6,924)

Cash flows from investing activities:
Purchases of equipment	(97)	(144)
Net cash provided by (used in) investing activities	(97)	(144)

Cash flows from financing activities:
Principal payments under capital lease obligation	(10)	(9)
Debt financing costs	--	(2)
Net cash provided by (used in) financing activities	(10)	(11)

Effects of exchange rate changes on cash and cash equivalents	88	187
Net increase (decrease) in cash and cash equivalents	(3,756)	(5,927)
Cash and cash equivalents at beginning of period	10,747	16,367

Cash and cash equivalents at end of period	$ 6,991	$ 10,440

Supplemental disclosure of cash flow information
Interest paid	$ 2	$ 1
Income taxes paid	$ 2	$ 32

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company", "Adams Golf", "We", "Us", or "Our") for the three month period ended March 31, 2006 and 2005 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.   However, these operating results are not necessarily indicative of the results expected for the full fiscal year.   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2005 Annual Report on Form 10-K filed with the SEC on March 22, 2006.

Founded in 1987, Adams Golf, Inc initially operated as a component supplier and contract manufacturer.   Thereafter, we established our custom fitting operation.  Today we design, assemble, market and distribute premium quality, technologically innovative golf clubs, including the RPM drivers and fairway woods, Ovation drivers and fairway woods, the Idea A2 and A2 OS irons, and Idea A2 I-woods, Idea, A1 and A1 Pro Irons and Idea i-Woods, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, the Tight Lies GT3 and GT2 irons and i-Woods, the Tom Watson signature and Puglielli series of wedges, and certain accessories. Our Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  We completed an internal reorganization in 1997 and we now conduct our operations through several direct and indirect wholly-owned subsidiaries, agencies and distributorships.

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):
	March 31,	December 31,
	2006	2005
	(unaudited)
Finished goods	$ 9,238	$ 7,453
Component parts	7,963	8,698
Total Inventory	$ 17,201	$ 16,151

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of the following: purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit after work in process is completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory.  At March 31, 2006 and December 31, 2005, inventories included $749,000 and $837,000 of consigned inventory, respectively, and $177,000 and $215,000 of inventory reserves, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued expenses consisted of the following on the dates indicated (in thousands):
	March 31,	December 31,
	2006	2005
	(unaudited)
Payroll and commissions	$ 1,376	$ 1,362
Advertising	338	130
Product warranty expense and sales returns	2,023	1,546
Professional services	33	43
Deferred revenue	1,241	1,895
Accrued inventory	3,733	1,242
Other	1,914	1,066
Total accrued expenses	$ 10,658	$ 7,284

4.   Income per Common Share

The weighted average common shares used for determining basic and diluted income per common share were 22,827,264 and 28,202,812, respectively, for the three months ended March 31, 2006, and 22,600,153 and 27,229,595, respectively, for the three months ended March 31, 2005.

The effect of all warrants and options to purchase shares of our common stock for the three months ended March 31, 2006 resulted in additional dilutive shares of 5,375,548.

The effect of all warrants and options to purchase shares of our common stock for the three months ended March 31, 2005 resulted in additional dilutive shares of 4,629,442.  For this period, approximately 40,000 options were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.

5.   Geographic Segment and Data

We generate substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  Our products are distributed in both domestic and international markets.  Net sales by customer for these markets consisted of the following during the periods indicated (in thousands):

	Three Months Ended March 31,
	2006	2005
	(unaudited)
United States	$ 18,524	$ 14,578
Rest of World	3,741	2,220
Total Net Sales	$ 22,265	$ 16,798

Foreign net sales are generated in various regions including, but not limited to, Canada (a majority of our foreign sales), Europe, Japan, Australia, and South America.  A change in our relationship with one or more of our customers or distributors could negatively impact the volume of foreign sales.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   Income Taxes

We account for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses and other deferred tax assets through December 31, 2002 will be realized.  Accordingly, we have recognized a valuation allowance equal to the entire deferred income tax asset.  Although we have carryforwards due to historical losses, current tax law for calculating Alternative Minimum Tax allows us to use carryforwards only up to 90% of the annual liability.  Accordingly, AMT tax expense for the three months ended March 31, 2006 and 2005 was $2,000 and $32,000, respectively.

7.   Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

8.   Comprehensive Income

Comprehensive income for the three months ended March 31, 2006 was approximately $3.4 million.

9.   Stock Compensation

In May 2002, the Company adopted the 2002 Equity Incentive Plan for employees, outside directors and consultants.  The plan allows for the granting of up to 2,500,000 shares of the our common stock at the inception of the plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this plan, and additional shares as defined in the plan.  In addition, the plan automatically increases 1,000,000 shares available for granting on January 1 of each subsequent year for years 2003 through 2008.  At March 31, 2006, 6,840,806 outstanding options had been granted with exercise prices at $0.01 per share at the date of grant.  The requisite service periods vary from six months to four years and the options expire ten years from the date of grant.  At March 31, 2006, 2,234,632 shares remain available for grant, including forfeitures.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which established accounting standards for transactions where the entity exchanges equity instruments for goods and services.  The revision of this statement focuses on the accounting for transactions where the entity obtains employee services in share-based payment transactions.  This statement revision eliminates the alternative use of APB 25 intrinsic value method and requires that entities adopt the fair-value method for all share-based transactions.  We adopted the provisions of this standard on a modified prospective basis on January 1, 2006.  The following table illustrates the effect on net income and income per share for the prior year period as if we had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation for the three months ended March 31, 2005 (in thousands, except for per share amounts):

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock Compensation (Continued)
For the Three Months ended March 30, 2005
Net income:
As reported	$ 3,490
Add: Stock-based compensation expense included in reported net income, net of related tax effects	173
Deduct: Total stock-based compensation expense determined under the fair value method	(186)
Pro forma	$ 3,477

Basic income per common share:
As reported	$ 0.15
Pro forma	0.15
Diluted income per common share:
As reported	$ 0.13
Pro forma	0.13

The per share weighted-average fair value of stock options granted during the quarter ended March 31, 2006 and March 31, 2005 was $1.11 and $1.36, respectively, on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:  Risk free interest rate, 3.5%; expected life, 10 years; expected dividend yield, 0%; and expected volatility, based on historical daily annualized volatility, of 107.4% and 114.1% during the three months ended March 31, 2006 and March 31, 2005, respectively.  We use historical data to estimate option exercise and employee termination factors within the valuation model.

	Number of	Weighted	Aggregate
	Outstanding	Average	Intrinsic
	Shares	Share price	Value of options

Options outstanding at December 31, 2005	7,170,806	$ 0.03
Options granted	50,000	1.18
Options forfeited / expired	(100,000)	0.74
Options exercised	(30,000)	0.01	35,284

Options outstanding at March 31, 2006	7,090,806	0.02	10,827,750

Options exercisable at March 31, 2006	4,479,786	0.02	6,895,044

The weighted average contractual life of the options outstanding at March 31, 2006 was 7.79 years and for options exercisable at March 31, 2006 was 7.32 years.

The effect of compensation expense associated with adopting SFAS 123R for the three months ended March 31, 2006, had an expense effect on income from operations, income before taxes and net income associated with stock options and warrants of $275,000.  The reported basic and diluted earnings per share were $0.15 and $0.12, respectively.  Had we not adopted SFAS 123R, the effect to net income under APB 25 would have been $271,000 and basic and diluted earnings per share would have been $0.15 and $0.12, respectively.

Upon the adoption of SFAS 123R in January 2006, the unearned stock-based compensation balance of approximately $2,350,000 and $2,570,000 were netted into additional paid in capital at March 31, 2006 and December 31, 2005, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock Compensation (Continued)

Due to the passage of The American Jobs Creation Act and the subsequent IRS Section 409A rules, stock options that were issued at a strike price less than market value at the date of grant will now be considered deferred compensation by the Internal Revenue Service and the individual who was granted the options will incur adverse tax consequences, including but not limited to excise taxes, unless the individual deems the future exercise date of the unvested stock options at December 31, 2004 and makes this election before December 31, 2005.  As a result of our compliance with the American Job Creation Act, a summary of the elected future exercise dates is as follows:

Period of Exercise	Total Options to be exercised

2006	1,423,573
2007	1,194,667
2008	777,695
2009	360,000
2010	60,000
Beyond 2010	353,199

Total Options	4,169,134
========

10.   New Accounting Pronouncements

There have been no new material accounting pronouncements that are applicable to our business for this period.

11.   Liquidity

In February 2006, we signed a revolving credit agreement with Bank of Texas to provide up to $10.0 million in short term debt.  The agreement is collateralized by all of our assets and requires, among other things, us to maintain certain financial performance levels relative to the cash flow leverage ratio and fixed charge coverage ratio, but only when we have an outstanding balance on the facility.  Interest on outstanding balances varies depending on the portion of the line that is used and accrues at a rate from prime less one percent to prime and is due quarterly.

Our anticipated sources of liquidity over the next twelve months are expected to be cash reserves, projected cash flows from operations, and available borrowings under our credit facility.  We anticipate that operating cash flows and current cash reserves will also fund capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to our operations if cash is needed in other areas of our operations.  In addition, cash flows from operations and cash reserves will be used to support ongoing purchases of component parts for our current and future product lines.  The expected operating cash flow, current cash reserves and borrowings available under our credit facility are expected to allow us to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   Liquidity (continued)

Management believes that sufficient resources will be available to meet our cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on our ability to introduce products that gain market acceptance and to manage working capital requirements.  We have introduced new products and taken steps to increase the market acceptance of these and our other products.  If our products fail to achieve appropriate levels of market acceptance, it is possible that we may have to raise additional capital and/or further reduce our operating expenses including further operational restructurings.  If we need to raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced, stockholders could experience additional dilution, or such equity securities could have rights, preferences or privileges senior to our common stock.  Nevertheless, given the current market price of our common stock and the state of the capital markets generally, we do not expect that we will be able to raise funds through the issuance of our capital stock in the foreseeable future.  We may also find it difficult to secure additional debt financing. There can be no assurance that financing will be available when needed on terms favorable to us, or at all.  Accordingly, it is possible that our only sources of funding will be current cash reserves, projected cash flows from operations and up to $10.0 million of borrowings available under our revolving credit facility.

If adequate funds are not available or not available on acceptable terms, we may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities; or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results, financial condition and/or liquidity.

12.   Contingencies

Beginning in June 1999, the first of seven class action lawsuits was filed against us, certain of our current and former officers and directors, and the three underwriters of our initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our IPO.  In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of our products (gray market sales) threatened our long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on our sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interest and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint.  Plaintiffs appealed.  On August 25, 2004, the appellate court affirmed the dismissal of plaintiffs' claims relating to oversupply of retail inventory, while reversing the dismissal of the claims relating to the impact of gray market sales and remanding those claims for further proceedings.  On September 1, 2005, plaintiffs filed a motion for leave to amend their complaint, which was granted on January 24, 2006.   Defendants filed a motion to dismiss the second amended complaint ("SAC"), which the District Court granted in part and denied in part on April 11, 2006.  Now, in addition to the gray-market sales claim, the SAC alleges that the prospectus failed to disclose that we engaged in questionable sales practices (including double shipping and unlimited rights of return), which threatened post-IPO financial results.  This case is currently in the discovery phase litigation.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   Contingencies (continued)

We maintain directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  Specifically, Zurich American Insurance Company provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million.  On March 30, 2006, Zurich American Insurance Company notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  We are currently assessing whether Zurich's denial of coverage is appropriate and the effect, if any, the denial has on insurance coverage for the layers of exposure exceeding $20 million.  At this point in the legal proceedings, we cannot predict with any certainty, per the guidance in SFAS 5, that the events will conclude in our favor and thus can not reasonably estimate future liability, if any.

On March 16, 2006, we became aware of a lawsuit filed against us in U.S. District Court in the Southern District of California by TaylorMade, a division of Adidas-Salomon AG. As of April 25, 2006, we have not been formally served with the lawsuit. The lawsuit alleges generally that we violated three patents held by TaylorMade (one design patent and two utility patents) in the manufacture of recent drivers. The design patent relates to ornamental aspects of the skirt and sole of certain TaylorMade clubs. The utility patents relate to 1) shallow grooves in a circular pattern on the face of certain TaylorMade metal woods and 2) a metal wood construction method attaching a composite crown to a club head body containing multiple ledges, a surface veil and a face plate. We are reviewing the allegations, and while it is too early to determine the final outcome or materiality of this matter, based on the information available at this time, we do not believe we have infringed any valid claims of TaylorMade and intend to strongly defend our technology and market positions.
From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

13.   Business and Credit Concentrations

We are currently dependent on four customers, which collectively comprised approximately 25.0% of net sales for the three months ended March 31, 2006.  Of these, each of the four customers individually represented greater than 5% but less than 10% of net sales, and no customer individually represented greater than 10%.  For the three months ended March 31, 2005, four customers comprised approximately 25% of net sales while two customers individually represented greater than 5% but less than 10% of total net sales. Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

A significant portion of our inventory purchases are from one supplier.  That supplier represents approximately 76% and 64% of total inventory purchases for the three months ended March 31, 2006 and 2005, respectively.  This supplier and many other industry suppliers are located in China.  We do not anticipate any changes in the relationships with our suppliers; however, if such change were to occur, we have alternative sources available.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our consolidated financial statements and notes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-K filed with the SEC on March 22, 2006.

Forward Looking Statements

This Quarterly Report contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  The statements include, but are not limited to: statements regarding pending litigation, statements regarding liquidity and our ability to increase revenues or achieve satisfactory operational performance, statements regarding our ability to satisfy our cash requirements and our ability to satisfy our capital needs, including cash requirements during the next twelve months, statements regarding our ability to produce products commercially acceptable to consumers and statements using terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe".  Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

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
          --The risk associated with the events unrecoverable under existing insurance policies; and
          --The impact of operational restructuring on operating results and liquidity and one-time events and other factors detailed in this Quarterly Report under "Risk Factors" in Part II,              Item 1A, below.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein.  Except as required by federal securities laws, we undertake no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

Overview

Founded in 1987, Adams Golf, Inc. initially operated as a component supplier and contract manufacturer.   Thereafter, we established our custom fitting operation.  Today we design, assemble, market and distribute premium quality, technologically innovative golf clubs, including the RPM drivers and fairway woods, Ovation drivers and fairway woods, the Idea A2 and A2 OS irons, and Idea A2 I-woods, Idea, A1 and A1 Pro Irons and Idea i-Woods, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, the Tight Lies GT3 and GT2 irons and i-Woods, the Tom Watson signature and Puglielli series of wedges, and certain accessories. Our Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  We completed an internal reorganization in 1997, and we now conduct our operations through several direct and indirect wholly-owned subsidiaries, agencies and distributorships.

Our net sales are primarily derived from sales to on- and off- course golf shops and sporting goods retailers and, to a lesser extent, international distributors and mass merchandisers.  No assurances can be given that demand for our current products or the introduction of new products will allow us to achieve historical levels of sales in the future.

We manage all stages of manufacturing, from sourcing to assembly, in order to maintain a high level of product quality and consistency.  We establish product specifications, select the material used to produce the components, and test the specifications of components we receive.

As part of our quality control program, we periodically review the quality assurance programs at the manufacturing facilities of our component part suppliers to monitor adherence to design specifications.  Upon arrival at our facilities in Plano, Texas, the components used in our clubs are again checked to ensure consistency with our design specifications.  Golf clubs are then assembled using the appropriate component parts.

We have put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure quality of components.  We are continually re-evaluating existing vendors while testing potential new vendors for all the various product lines we offer.  At any time, we may purchase a substantial majority of our volume of a specific component part from a single vendor, but we continually strive to maintain a primary and several secondary suppliers for each component part.  Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China and Taiwan.  Since many of our available component suppliers are located in close proximity in Asia, this concentration could adversely effect our ability to obtain components resulting from negative events such as, but not limited to, foreign government relations, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and fluctuation in exchange rates.  A significant portion of our inventory purchases are from one supplier representing approximately 76% and 64% for the three months ended March 31, 2006 and 2005, respectively.  This supplier and many other industry suppliers are located predominately in China.  We do not anticipate any changes in the relationships with our suppliers; however, if such change were to occur, we believe we would have alternative sources available.

We could, in the future, experience shortages of components or periods of increased price pressures, which could have a material adverse effect on our business, results of operations, financial position and/or liquidity.  To date, we have not experienced any material interruptions in supply from any supplier.

Costs of our clubs consist primarily of component parts, including the head, shaft and grip.  To a lesser extent, our cost of goods sold includes labor, occupancy and shipping costs in connection with the inspection, testing, assembly and distribution of our products and certain promotional and advertising costs given in the form of additional merchandise as consideration to customers.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may materially differ from these estimates under different assumptions or conditions.  On an on-going basis, we review our estimates to ensure that the estimates appropriately reflect changes in our business.

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

   Revenue Recognition

We recognize revenue when the product is shipped.  At that time, the title and risk of loss transfer to the customer and collectability is reasonably assured.   Collectability is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.  Additionally, an estimate of product returns and warranty costs are recorded when revenue is recognized.  Estimates are based on historical trends taking into consideration current market conditions, customer demands and product sell through.  We also record estimated reductions in revenue for sales programs such as co-op advertising and spiff incentives.  Estimates in the sales program accruals are based on program participation and forecast of future product demand.  If actual sales returns and sales programs significantly exceed the recorded estimated allowances, our sales would be adversely affected.  We recognize deferred revenue as a result of sales that have extended terms and a right of return of the product under a specified program.  Once the product is paid for, we then record revenue.

   Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification.  We evaluate each individual customer and measure various key aspects of the customer such as, but not limited to, their overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items.  From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the necessary reserve requirements.  Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We generally do not require collateral.  Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more customers' financial strength.  While only four customers represent greater than 5% but less than 10% of net sales and no customers represent greater than 10% of the net sales, if a combination of customers were to become financially impaired, our financial results could be severely affected.

   Product Warranty

Our golf equipment is sold under warranty against defects in material and workmanship for a period of one year with the exception of the graphite tipped (GT) and BiMatrx steel tipped (ST) shafts which carry a five year warranty.  An allowance for estimated future warranty costs is recorded in the period products are sold.  In estimating our future warranty obligations, we consider various relevant factors, including our stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product.  Accounting for product warranty reserve could be adversely affected if one or more of our products were to fail (i.e broken shaft, broken head, etc) to a significant degree above and beyond our historical product failure rates, which determine the product warranty accruals.

   Income Taxes

We account for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses through December 31, 2002 and other deferred tax assets will be realized.   Accordingly, we have recognized a valuation allowance equal to the entire deferred income tax asset.

   Impairment of Long-Lived Assets

We follow the guidance in SFAS ("Statement of Financial Accounting Standards") 144 in reviewing long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three months ended March 31, 2006, there was no impairment of long-lived assets.

Key Performance Indicators

Our management team has defined and tracks performance against several key sales, operational and balance sheet performance indicators.  Key sales performance indicators include, but are not limited to, the following:

          --Daily sales by product group
          --Daily sales by geography
          --Sales by customer channel
          --Gross margin performance

Tracking these sales performance indicators on a regular basis allows us to understand whether we are on target to achieve our internal sales plans.

Key operational performance indicators include, but are not limited to, the following:

          --Product returns (dollars and percentage of sales)
          --Product credits (dollars and percentage of sales)
          --Units shipped per man-hour worked
          --Orders shipped on time
          --Expenses by department
          --Freight cost by mode (dollars and dollars per unit)

Tracking these operational performance indicators on a regular basis allows us to understand whether we will achieve our expense targets and efficiently satisfy customer demand.

Key balance sheet performance indicators include, but are not limited to, the following:

          --Days of sales outstanding
          --Days of inventory (at cost)
          --Days of payables outstanding

Tracking these balance sheet performance indicators on a regular basis allows us to understand our working capital performance and forecast cash flow and liquidity.

Results of Operations

The following table sets forth operating results expressed as a percentage of net sales for the periods indicated.  All information is derived from the accompanying unaudited condensed consolidated financial statements.  Results for any one or more periods are not necessarily indicative of annual results or continuing trends.  See "Risk Factors" Part II, Item 1A below.
	Three Months Ended March 31,
	2006	2005
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	53.1	47.3
Gross profit	46.9	52.7
Operating expenses:
Research and development expenses	2.7	3.5
Sales and marketing expenses	22.1	25.4
General and administrative expenses	7.5	9.1
Total operating expenses	32.3	38.0
Interest income (expense), net	0.2	0.3
Other income (expense), net	0.2	6.0
Income before income taxes	15.0	21.0
Income tax expense	0.0	0.2
Net income	15.0%	20.8%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Total net sales increased to $22.3 million for the three months ended March 31, 2006 from $16.8 million for the same comparable period of 2005 primarily resulting from the successful product introductions of the Idea A2 and A2 OS Irons.  Overall, product family life cycles generally range from one to three years, and each product family varies in its life cycle as there are multiple factors influencing the life, such as, but not limited to, customer acceptance, competition and technology.

Net sales of drivers decreased to $2.4 million, or 11.0% of total net sales, for the three months ended March 31, 2006 from $5.0 million, or 29.8% of total net sales, for the comparable period of 2005.  A large portion of the driver net sales for the three months ended March 31, 2006 was generated by the Redline RPM and RPM Dual product lines, which were introduced in the fourth quarter of 2004 and second quarter of 2005, respectively, and Ovation drivers, which were introduced in the first quarter of 2005.  The overall decrease in driver net revenue results from lower sales of the above mentioned driver product families as they progress farther in their life cycle.

Net sales of irons increased to $13.8 million, or 62.2% of total net sales, from $5.7 million, or 33.8% of total net sales, for the three months ended March 31, 2006 and 2005, respectively.  The increase was primarily generated from the net sales of Idea A2 and A2 OS irons and integrated iron sets while the prior period net sales primarily resulted from the Original Idea irons and integrated iron sets.

Net sales of fairway woods increased to $5.9 million, or 26.6% of total net sales, from $5.2 million, or 31.2% of total net sales, for the three months ended March 31, 2006 and 2005, respectively.  The prior period's net sales were generated from RPM Ti and stainless steel fairway woods, Ovation fairway woods, Idea I-woods and Original Tight Lies fairway woods.  This period's net sales were generated from Redline RPM Low Profile fairway woods, Idea A2 and Original Idea I-woods and Original Tight Lies.

We are currently dependent on four customers, which collectively comprised approximately 25.0% of net sales for the three months ended March 31, 2006.  Of these, each of the four customers individually represented greater than 5% but less than 10% of net sales, and no customer individually represented greater than 10%.  Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the U.S. increased to $3.7 million, or 16.8% of total net sales, from $2.2 million, or 13.2% of total net sales, for the three months ended March 31, 2006 and 2005, respectively.  Net sales resulting from countries outside the U.S. excluding Canada increased to 6.9% of total net sales for the three months ended March 31, 2006 compared to 3.0% of total net sales for the three months ended March 31, 2005.

Cost of goods sold increased to $11.8 million, or 53.1% of total net sales, for the three months ended March 31, 2006 from $7.9 million, or 47.3% of total net sales, for the comparable period of 2005.  The increase as a percentage of total net sales is primarily due to changes in the product mix, coupled with decreases in fairway wood net pricing and increases in some component pricing and other inventory related costs.

Selling and marketing expenses increased to $4.9 million for the three months ended March 31, 2006 from $4.3 million for the comparable period in 2005.  The increase is primarily the result of additional commission expense of $0.3 million as a result of the increased net sales during the period.  In addition, advertising expense increased $0.2 million as a result of our support of the newly launched Idea A2 and A2 OS irons and RPM Low Profile fairway woods.

General and administrative expenses, including provisions for bad debts, increased to $1.7 million for the three months ended March 31, 2006 from $1.5 million for the comparable period in 2005.

Research and development expenses, primarily consisting of costs associated with development of new products, remained unchanged at $0.6 million for the three months ended March 31, 2006 and 2005.

Other income decreased to zero for the three months ended March 31, 2006 from $1.0 million for the comparable period in 2005 which is attributable to our one time receipt of a $965 thousand insurance claim paid by our insurance carrier in connection with the embezzlement which occured during the period from 2001 through 2004.  This event was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004.

Our inventory balances were approximately $17.2 million and $16.2 million at March 31, 2006 and December 31, 2005, respectively.  The increase in inventory levels is primarily a result of the increased purchasing related to the newly released A2 and A2 OS iron sets launched in the fourth quarter of 2005 and the RPM Low Profile fairway wood launched in the first quarter of 2006.

Our net accounts receivable balances were approximately $25.2 million and $14.1 million at March 31, 2006 and December 31, 2005, respectively.  The increase is primarily due to a significant increase in net sales resulting from the recent successful product launch of Idea A2 and A2 OS Irons and RPM LP fairway woods.

Our accounts payable balances were approximately $5.8 million and $4.7 million at March 31, 2006 and December 31, 2005, respectively.  The increase in accounts payable is primarily associated with increases in inventory purchases associated with the recent product launch of the Idea A2 and A2 OS irons and RPM Low Profile fairway woods.

Our accrued liabilities balances were approximately $10.7 million and $7.3 million at March 31, 2006 and December 31, 2005, respectively.  The increase in accrued liabilities is primarily associated with an increase of $2.5 million in inventory purchases in transit, not included in accounts payable, associated with the recent product launch of the Idea A2 and A2 OS irons and RPM Low Profile fairway woods.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $7.0 million at March 31, 2006 from $10.8 million at December 31, 2005.  The decrease is primarily due to cash used in operating activities of $3.7 million.  During the three months ended March 31, 2006, accounts receivable increased $11.1 million and inventory increased $1.1 million.   These increases were slightly offset with an increase in accrued expenses and accounts payable of $4.5 million.

In February 2006, we signed a revolving credit agreement with Bank of Texas to provide up to $10.0 million in short term debt.  The agreement is collateralized by all of our assets and requires, among other things, us to maintain certain financial performance levels relative to the cash flow leverage ratio and fixed charge coverage ratio, but only when we have an outstanding balance on the facility.  Interest on outstanding balances varies depending on the portion of the line that is used and accrues at a rate from prime less one percent to prime and is due quarterly.

Working capital increased at March 31, 2006 to $33.7 million compared to $29.9 million at December 31, 2005.   Approximately 50% of our current assets are comprised of accounts receivable at March 31, 2006.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability, often to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  We expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect a significant portion of the trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under the credit facility, we would be required to obtain additional financing or limit expenditures to the extent of available cash on hand, all of which could significantly adversely effect our current growth plans and result in a material adverse effect on our results of operations, financial condition and/or liquidity.

Our anticipated sources of liquidity over the next twelve months are expected to be cash reserves, projected cash flows from operations, and available borrowings under our credit facility.  We anticipate that operating cash flows and current cash reserves will also fund capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to our operations if cash is needed in other areas of our operations.  In addition, cash flows from operations and cash reserves will be used to support ongoing purchases of component parts for our current and future product lines.  The expected operating cash flow, current cash reserves and borrowings available under our credit facility are expected to allow us to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

Management believes that sufficient resources will be available to meet our cash requirements through the next twelve months.  Cash requirements beyond twelve months are dependent on our ability to introduce products that gain market acceptance and to manage working capital requirements.  We have introduced new products and taken steps to increase the market acceptance of these and our other products.  If our products fail to achieve appropriate levels of market acceptance, it is possible that we may have to raise additional capital and/or further reduce our operating expenses including further operational restructurings.  If we need to raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders of our Company would be reduced, stockholders could experience additional dilution, or such equity securities could have rights, preferences or privileges senior to our common stock.  Nevertheless, given the current market price of our common stock and the state of the capital markets generally, we do not expect that we will be able to raise funds through the issuance of our capital stock in the foreseeable future.  We may also find it difficult to secure additional debt financing. There can be no assurance that financing will be available when needed on terms favorable to us, or at all.  Accordingly, it is possible that our only sources of funding will be current cash reserves, projected cash flows from operations and up to $10.0 million of borrowings available under our revolving credit facility.

If adequate funds are not available or not available on acceptable terms, we may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities; or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results, financial condition and/or liquidity.

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

We have endeavored to design our Disclosure Controls and Procedures and Internal Controls Over Financial Reporting to provide reasonable assurances that our objectives will be met.  All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error, lack of knowledge or awareness, and the possibility of intentional circumvention of these controls.  Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect.  As a result, no assurances can be made that our control system will detect every error or instance of fraudulent conduct, including an error or instance of fraudulent conduct, which could have a material adverse impact on our operations or results.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our Disclosure Controls and Procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our Company, particularly during the period in which this report was being prepared, and that our Disclosure Controls and Procedures were effective.  There were no changes to our Internal Controls Over Financial Reporting during the three months ended March 31, 2006 that has materially affected or is reasonably likely to materially affect our Internal Controls Over Financial Reporting.

In addition, it is our policy to not participate in off-balance sheet transactions, including but not limited to special purpose entities.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Beginning in June 1999, the first of seven class action lawsuits was filed against us, certain of our current and former officers and directors, and the three underwriters of our initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our IPO.  In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of our products (gray market sales) threatened our long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on our sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interest and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint.  Plaintiffs appealed.  On August 25, 2004, the appellate court affirmed the dismissal of plaintiffs' claims relating to oversupply of retail inventory, while reversing the dismissal of the claims relating to the impact of gray market sales and remanding those claims for further proceedings.  On September 1, 2005, plaintiffs filed a motion for leave to amend their complaint, which was granted on January 24, 2006.   Defendants filed a motion to dismiss the second amended complaint ("SAC"), which the District Court granted in part and denied in part on April 11, 2006.  Now, in addition to the gray-market sales claim, the SAC alleges that the prospectus failed to disclose that we engaged in questionable sales practices (including double shipping and unlimited rights of return), which threatened post-IPO financial results.  This case is currently in the discovery phase litigation.

We maintain directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  Specifically, Zurich American Insurance Company provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million.  On March 30, 2006, Zurich American Insurance Company notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  We are currently assessing whether Zurich's denial of coverage is appropriate and the effect, if any, the denial has on insurance coverage for the layers of exposure exceeding $20 million.  At this point in the legal proceedings, we cannot predict with any certainty, per the guidance in SFAS 5, that the events will conclude in our favor and thus can not reasonably estimate future liability, if any.

On March 16, 2006, we became aware of a lawsuit filed against us in U.S. District Court in the Southern District of California by TaylorMade, a division of Adidas-Salomon AG. As of April 25, 2006, we have not been formally served with the lawsuit. The lawsuit alleges generally that we violated three patents held by TaylorMade (one design patent and two utility patents) in the manufacture of recent drivers. The design patent relates to ornamental aspects of the skirt and sole of certain TaylorMade clubs. The utility patents relate to 1) shallow grooves in a circular pattern on the face of certain TaylorMade metal woods and 2) a metal wood construction method attaching a composite crown to a club head body containing multiple ledges, a surface veil and a face plate. We are reviewing the allegations, and while it is too early to determine the final outcome or materiality of this matter, based on the information available at this time, we do not believe we have infringed any valid claims of TaylorMade and intend to strongly defend our technology and market positions.
From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

Item 1A. Risk Factors

The financial statements contained in this report and the related discussion describe and analyze our Company's financial performance and condition for the periods indicated. For the most part, this information is historical. Our prior results are not necessarily indicative of our future performance or financial condition. We therefore have included in this report a discussion of certain factors, which could affect our future performance or financial condition. These factors could cause our future performance or financial condition to differ materially from our prior performance or financial condition or from management's expectations or estimates of our future performance or financial condition.

Dependence on New Product Introductions; Uncertain Consumer Acceptance

Our ultimate success depends, in large part, on our ability to successfully develop and introduce new products widely accepted in the marketplace.  Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection.  Certain products we previously introduced have not met the level of consumer acceptance anticipated by management.  No assurance can be given that our current or future products will be met with consumer acceptance.  Failure by us to timely identify and develop innovative new products that achieve widespread market acceptance would adversely affect our continued success and viability.  Additionally, successful technologies, designs and product concepts are likely to be copied by competitors.  Accordingly, our operating results could fluctuate as a result of the amount, timing, and market acceptance of new product introductions by us or our competitors.    If we are unable to develop new products that will ultimately be widely accepted by a wide range of customers, it will have a material adverse effect on our business and results of operations.

The design of new golf clubs is also greatly influenced by the rules and interpretations of the USGA.  Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by the organization, we believe that it is critical for our future success that new clubs we introduce comply with USGA standards.  We invest significant resources in the development of new products and efforts to comply with USGA standards may hinder or delay development of the product and adversely effect revenues and customer demand.  Additionally, increased costs associated with complying with USGA standards could reduce margins and adversely effect the results of operations.

Uncertainty Regarding Continuation of Profitability

While we generated net income during the years ended December 31, 2003, 2004 and 2005, we have not done so historically on a consistent basis.  There can be no assurance that we will be able to increase or maintain revenues or continue such profitability on a quarterly or annual basis in the future.  An inability to continue such improvements in our financial performance could jeopardize our ability to develop, enhance, and market products, retain qualified personnel, and take advantage of future opportunities or respond to competitive pressures.

Need for Additional Capital

No assurances can be given that we will have sufficient cash resources beyond twelve months or to fund our operations over a length of time. It is possible that the only sources of funding are current cash reserves, projected cash flows from operations and up to $10.0 million of borrowings available under our revolving credit facility.   Historically, we have funded capital expenditures for operations through cash flow from operations.  To the extent our cash requirements or assumptions change,we may have to raise additional capital and/or further curtail our operating expenses, including further operational restructurings.  If we need to raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders of our Company would be reduced, stockholders could experience additional dilution, and/or such equity securities could have rights, preferences or privileges senior to our Company's common stock.  Nevertheless, given the current market price for our Company's common stock and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock in the foreseeable future.  We may also find it difficult to secure additional debt financing beyond our current credit facility.    There can be no assurance that financing will be available if needed or if available on terms favorable to us, or at all.  Accordingly, it is possible that the only sources of funding are current cash reserves, projected cash flows from operations and up to $10.0 million of borrowings available under our revolving credit facility.

Increasing Competition

The golf club market is highly competitive.  We compete with a number of established golf club manufacturers, some of which have greater financial and other resources than we have.  Our competitors include Callaway Golf Company, adidas-Salomon AG (Taylor Made - adidas Golf), Nike, Inc. (Nike Golf), Fortune Brands, Inc. (Titleist and Cobra) and Karsten Assembly Company (PING), among others.  We compete primarily on the basis of performance, brand name recognition, quality and price.  We believe that our ability to market our products through multiple distribution channels, including on- and off- course golf shops and other retailers, is important to the manner in which we compete.  The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors, including, among others, advertising, media, promotions and product endorsements.  These preferences may also be subject to rapid and unanticipated changes.  We could face substantial competition from existing or new competitors who introduce and successfully promote golf clubs that achieve market acceptance.  Such competition could result in significant price erosion or increased promotional expenditures, either of which could have a material adverse effect on our business, operating results and/or financial condition.  There can be no assurance that we will be able to compete successfully against current and future sources of competition or that our business, operating results and/or financial condition will not be adversely affected by increased competition in the markets in which we operate.

The golf club industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts.  Due to the success of the Tight Lies fairway woods, several competitors introduced products similar to the Tight Lies fairway woods.  Should our recently introduced product lines achieve widespread market success, it is reasonable to expect that our current and future competitors would move quickly to introduce similar products that would directly compete with the new product lines.  We may face competition from manufacturers introducing other new or innovative products or successfully promoting golf clubs that achieve market acceptance.  Accordingly, our operating results could fluctuate as a result of the amount, timing and market acceptance of new products introduced by us or our competitors.  The failure to successfully compete in the future could result in a material deterioration of customer loyalty and our image, and could have a material adverse effect on our business, results of operations, financial position and/or liquidity.

Our introduction of new products or our competitor's introductions can be expected to result in closeouts of existing inventories at both the wholesale and retail levels.  Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices.   As the new Idea A2 and A2 OS Irons and the RPM Low Profile product line of fairway woods were introduced, older product lines such as the original Tight Lies, Redline fairway woods and drivers, Ovation and Tight Lies GT fairway woods and drivers experienced reductions in price at both wholesale and retail levels.

Dependence on Key Personnel and Endorsements

Our success depends to an extent upon the performance of our management team, which includes our Chief Executive Officer and President, Oliver G. (Chip) Brewer, III, who participates in all aspects of our operations, including product development and sales efforts.  The loss or unavailability of Mr. Brewer could adversely affect our business and prospects.  In addition, Mr. Tim Reed joined the management team in 2001 in the capacity of Vice President of Research and Development.  Mr. Reed's inability to continue to lead his team to develop innovative products could also adversely affect our business.  With the exception of our Company's Chairman of the Board of Directors, B.H. (Barney) Adams, and Mr. Brewer, none of our Company's officers and employees are bound by employment agreements, and the relations of such officers and employees are, therefore, at will.  We established key-men life insurance policies on the lives of Mr. Brewer and Mr. Reed; however, there can be no assurance that the proceeds of these policies could adequately compensate us for the loss of their services.  In addition, there is strong competition for qualified personnel in the golf club industry, and the inability to continue to attract, retain and motivate other key personnel could adversely affect our business, operating results and/or financial condition.

In the past, we have entered into endorsement arrangements with certain members of the PGA Tour and the Champions PGA Tour, including Tom Watson, Bubba Dickerson, D.A. Weibring, Dana Quigley, Allen Doyle, and other notable players.  The loss of one or more of these endorsement arrangements could adversely affect our marketing and sales efforts and, accordingly, our business, operating results and/or financial condition.  From time to time, we negotiate with and sign endorsement contracts with either existing or new tour players.  As is typical in the golf industry, generally the agreements with these professional golfers do not necessarily require that they use our golf clubs at all times during the terms of the respective agreements, including, in certain circumstances, at times when we are required to make payments to them.  The failure of certain individuals to use our products on one or more occasions has resulted in negative publicity involving us.  No assurance can be given that our business would not be adversely affected in a material way by negative publicity or by the failure of our known professional endorsers to carry and use our products.

Effectiveness of our Marketing Strategy

We have designed our marketing strategy to include advertising efforts in multiple media avenues such as television airtime on golf related events, product education for the consumer through an internet website, publications including periodicals and brochures, and in store media such as point of purchase displays and product introduction fact sheets.  For the three months ended March 31, 2006 and 2005, we spent approximately $1.4 million and $1.2 million, respectively, on television airtime on golf related events, publications and other methods of media.  Also, for the years ended December 31, 2005, 2004 and 2003, we spent approximately $5.0 million, $5.1 million and $3.5 million, respectively, on the above listed marketing efforts.  There can be no assurances that a fluctuation in the levels of investments in advertising spending will not result in material fluctuations in the sales of our products.

Source of Supply

We have put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure the quality of components.  We are continually re-evaluating existing vendors while testing potential new vendors for all the various product lines we offer.  At any time, we may purchase a substantial majority of our volume of a specific component part from a single vendor, but we continually strive to maintain a primary and several secondary suppliers for each component part.  Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China and Taiwan.  We could, in the future, experience shortages of components for reasons including but not limited to the supplier's production capacity or materials shortages, or periods of increased price pressures, which could have a material adverse effect on our business, results of operations, financial position and/or liquidity.

Our products require specific materials to meet design specifications, which include but are not limited to steel, titanium alloys, carbon fiber and rubber. We do not make these materials ourselves, and we must rely on our supplier's ability to obtain adequate quantities of the materials necessary for manufacturing and production.   There can be no assurance that we will be able to do so at a reasonable price. An interruption in the supply of the materials used by us or a significant change in costs could have a material adverse effect on us.

Adequate Product Warranty Reserves

We provide a limited one year product warranty on all of our golf clubs with the exception of the graphite tip (GT) and BiMatrx steel tip (ST) shafts used in a variety of our product lines.  These shafts carry a five year warranty for defects in quality and workmanship.  We closely monitor the level and nature of warranty claims, and, where appropriate, seek to incorporate design and production changes to assure our customers of the highest quality available in the market.  Significant increases in the incidence of such claims may adversely affect our sales and our reputation with consumers.  We establish reserves for warranty claims.  There can be no assurance that this reserve will be sufficient if we were to experience an unusually high incidence of problems with our products.

Risks Associated with Intellectual Property Protection

Imitation of popular club design is widespread in the golf industry.  No assurance can be given that other golf club manufacturers will not be able to successfully sell golf clubs that imitate our products without infringing on our copyrights, patents, trademarks or trade dress.  Many of our competitors have obtained patent, trademark, copyright or other protection of intellectual property rights pertaining to golf clubs.  No assurance can be given that we will not be adversely affected by the assertion by competitors that our designs infringe on such competitor's intellectual property rights.  Litigation in respect to patents or other intellectual property matters, whether with or without merit, could be time-consuming to defend, result in substantial costs and diversion of management and other resources, cause delays or other problems in the marketing and sales of our products, or require us to enter into royalty or licensing agreements, any or all of which could have a material adverse effect on our business, operating results and financial condition.  This effect could also include alteration or withdrawal of our existing products and delayed introduction of new products.

Our attempts to maintain the secrecy of our confidential business information, include but are not limited to, engaging in the practice of having prospective vendors and suppliers sign confidentiality agreements when producing components of new technology.  No assurance can be given that our confidential business information will be adequately protected in all instances.  The unauthorized use of our confidential business information could adversely affect us.

Unauthorized Distribution and Counterfeit Clubs

Some quantities of our products have been found in unapproved outlets or distribution channels, including unapproved retailers conducting business on common internet auction sites.  The existence of a "gray market" in our products can undermine the sales of authorized retailers and foreign wholesale distributors who promote and support our products and can injure our image in the minds of our customers and consumers.  We do not believe the unauthorized distribution of our products can be totally eliminated.  There can be no assurances that unauthorized distribution of our clubs will not have a material adverse effect on our results of operations, financial condition and/or competitive position.

In addition, we are occasionally made aware of the existence of counterfeit copies of our golf clubs, particularly in foreign markets.  We take action in these situations through local authorities and legal counsel where practical.  However, the inability to effectively deter counterfeit efforts could have a material adverse effect on our results of operations, financial condition and/or competitive position.

Accounts Receivable Customer Terms

Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific retail customers.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history typically during off-peak times in the year.  These extended terms do have a negative impact on our financial position and liquidity.  In addition, the reserves we establish may not be adequate in the event that the customer's financial strength weakens significantly.

Sufficient Inventory Levels

In addition to extended payment terms to our customers, the nature of the industry also requires that we carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  Our inventory balances were approximately $17,201,000 and $16,151,000 at March 31, 2006 and December 31, 2005, respectively.  If we were unable to maintain sufficient inventory to meet customer demand on a timely basis, the effect could result in cancellation of customer orders, loss of customers, and damage to our reputation.  In addition, carrying a substantial level of inventory has an adverse effect on our financial position and liquidity.

Certain Risks of Conducting Business Abroad

Our Company imports a significant portion of our component parts, including heads, shafts, headcovers, and grips from companies in China, Taiwan and Mexico.  In addition, we sell our products to certain distributors located outside the United States.  Our international business is currently centered in Canada, Europe and Asia, and our management intends to focus our international efforts through agency and distributor relationships.  International sales accounted for 16.8% of our net sales for the three months ended March 31, 2006.  Our business is subject to the risks generally associated with doing business abroad, such as foreign government relations, foreign consumer preferences, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and exchange rates in countries in which we purchase components or sell our products.  Recent foreign events, including, without limitation, continuing U.S. military operations and the resulting instability in Iraq, could potentially cause a delay in imports or exports due to heightened security with customs.

Seasonality and Quarterly Fluctuations

Golf generally is regarded as a warm weather sport, and net sales of golf equipment have been historically strongest for us during the first and second quarters.  In addition, net sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions.  A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on our business, operating results and/or financial condition.  In addition, our future results of operations could be affected by a number of other factors, such as unseasonable weather patterns such as hurricanes, which interrupt the sales patterns and could generate hardships for customers in the effected area, demand for and market acceptance of our existing and future products; new product introductions by our competitors; competitive pressures resulting in lower than expected selling prices; and the volume of orders that are received and that can be fulfilled in a quarter.  Any one or more of these factors could adversely affect us or result in us failing to achieve our expectations as to future sales or operating results.

Because most operating expenses are relatively fixed in the short term, we may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall that could materially adversely affect quarterly results of operations and liquidity.  If technological advances by competitors or other competitive factors require us to invest significantly greater resources than anticipated in research and development or sales and marketing efforts, our business, operating results and/or financial condition could be materially adversely affected.  Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance.  In addition, the results of any quarter are not indicative of results to be expected for a full fiscal year.  As a result of fluctuating operating results or other factors discussed in this report, in certain future quarters our results of operations may be below the expectations of public market analysts or investors.  In such event, the market price of our common stock could be materially adversely affected.

Rapid Growth, increased demand for product

If we are successful in obtaining rapid market growth for various golf clubs, we may be required to deliver large volumes of quality products to customers on a timely basis which could potentially require us to increase the production facility, increase purchasing of raw materials or finished goods, increase the size of the workforce, expand our quality control capabilities, or incur additional expenses associated with sudden increases in demand.   Any combination of one or more of the listed factors could have a materially adverse effect on our operations and financial position.

Anti-Takeover Provisions

Our Certificate of Incorporation and Amended and Restated Bylaws contain, among other things, provisions establishing a classified Board of Directors, authorizing shares of preferred stock with respect to which our Board of Directors have the power to fix the rights, preferences, privileges and restrictions without any further vote or action by the stockholders, requiring that all stockholder action be taken at a stockholders' meeting and establishing certain advance notice requirements in order for stockholder proposals or director nominations to be considered at such meetings.  In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law.  In general this statute prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.  Such provision could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving our Company that some or a majority of our stockholders might consider to be in their best interest, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price for the common stock.  The potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control, may discourage bids for the common stock at a premium over the market price of the common stock and may adversely affect the market price of and voting and other rights of the holders of the common stock.  We have not issued and currently have no plans to issue shares of preferred stock.

Item 6(a).  Exhibits

See exhibit index on pages 31-32.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.
ADAMS GOLF, INC.

Date: May 9, 2006	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President

Date: May 9, 2006	By: /S/ ERIC LOGAN
Eric Logan
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2006	By: /S/ PAMELA J. HIGH
Pamela J. High
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 3.3	Amended and Restated Audit Committee charter	Incorporated by reference to Annex A of the 2004 Proxy Statement (Annex A)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Adams Golf Equity Incentive Plan	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 February 9, 2004 File No. 333-112622 (Exhibit 4.7)

Exhibit 10.1	Settlement Agreement between Adams Golf, Ltd. And Nicholas A. Faldo	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended September 30, 2001 (Exhibit 10.19)

Exhibit 10.2	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003 (Exhibit 10.12)

Exhibit 10.3	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 (Exhibit 10.16)

Exhibit 10.4*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 (Exhibit 10.17)

Exhibit 10.5*	Revolving line of Credit between Adams Golf, Inc and Bank of Texas	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005 (Exhibit 10.8)

Exhibit 10.6	Employment Agreement - Byron H. (Barney) Adams	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005 (Exhibit 10.9)

Exhibit 10.7	Change of Control - Eric Logan	Included in this filing

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

___________________
*  The SEC has granted our request for confidential treatment of certain portions of these agreements.