Form 10-Q
period 2006-06-30
ADAMS GOLF INC
filed 2006-08-08
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006
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
[  ] Yes   [X] No

The number of outstanding shares of the Registrant's common stock, par value $.001 per share, was 23,373,014 on Aug 4, 2006.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL STATEMENTS	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		June 30, 2006 (unaudited) and December 31, 2005	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three and Six months ended June 30, 2006 and 2005	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Six months ended June 30, 2006	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Six months ended June 30, 2006 and 2005	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-14

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4.	Controls and Procedures	24

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	25

	Item 1A.	Risk Factors	26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	26

	Item 5.	Other Information	N/A

	Item 6.	Exhibits	26

		Signatures	28

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	June 30, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$ 10,880	$ 10,747
Trade receivables, net of allowance for doubtful accounts of $1,186 (unaudited) and $952 in 2006 and 2005, respectively	24,989	14,171
Inventories, net	19,945	16,151
Prepaid expenses	842	754
Other current assets	14	27
Total current assets	56,670	41,850

Property and equipment, net	618	630
Other assets, net	1,352	1,622
	$ 58,640	$ 44,102

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 11,863	$ 4,691
Accrued expenses	8,782	7,284
Total liabilities	20,645	11,975

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 24,030,514 and 23,471,653 shares issued and 23,373,014 and 22,814,153 shares outstanding at June 30, 2006 and December 31, 2005, respectively	23	23
Additional paid-in capital	90,021	89,499
Accumulated other comprehensive income	1,114	888
Accumulated deficit	(50,027)	(55,147)
Treasury stock, 657,500 common shares, at cost	(3,136)	(3,136)
Total stockholders' equity	37,995	32,127

	$ 58,640	$ 44,102
Contingencies

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net sales	$ 25,733	$ 19,792	$ 47,998	$ 36,589
Cost of goods sold	14,563	10,763	26,377	18,708
Gross profit	11,170	9,029	21,621	17,881

Operating expenses:
Research and development expenses	627	544	1,237	1,128
Selling and marketing expenses	6,603	5,001	11,513	9,262
General and administrative expenses	2,169	2,298	3,841	3,825
Total operating expenses	9,399	7,843	16,591	14,215
Operating income	1,771	1,186	5,030	3,666

Other income (expense):
Interest income (expense), net	32	36	77	70
Other income (expense), net	(3)	(14)	44	993
Income before income taxes	1,800	1,208	5,151	4,729
Income tax expense	30	26	31	57
Net income	$ 1,770	$ 1,182	$ 5,120	$ 4,672

Net income per common share - basic	$ 0.08	$ 0.05	$ 0.22	$ 0.21
- diluted	$ 0.06	$ 0.04	$ 0.18	$ 0.17

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Six Months Ended June 30, 2006
(unaudited)
	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income	Deficit	Income	Stock	Equity

Balance, December 31, 2005	23,471,653	$ 23	$ 89,499	$ 888	$ (55,147)		$ (3,136)	$ 32,127
Comprehensive income:
Net income	--	--	--	--	5,120	$ 5,120	--	5,120
Foreign currency translation	--	--	--	226	--	226	--	226
Comprehensive income	--	--	--	--	--	$ 5,346	--	--
Stock options exercised	558,861	--	3	--	--		--	3
Amortization of deferred compensation	--	--	519	--	--		--	519
Balance, June 30, 2006	24,030,514	$ 23	$ 90,021	$ 1,114	$ (50,027)		$ (3,136)	$ 37,995

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended
	June 30,

	2006	2005
Cash flows from operating activities:
Net income	$ 5,120	$ 4,672
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	171	224
Amortization of deferred compensation	519	833
Provision for doubtful accounts	377	295
Changes in assets and liabilities:
Trade receivables	(11,195)	(10,248)
Inventories	(3,794)	430
Prepaid expenses	(88)	(2,578)
Other current assets	13	123
Other assets	270	2
Accounts payable	7,172	1,711
Accrued expenses	1,523	1,345
Net cash provided by (used in) operating activities	88	(3,191)

Cash flows from investing activities:
Purchases of equipment	(163)	(214)
Net cash provided by (used in) investing activities	(163)	(214)

Cash flows from financing activities:
Principal payments under capital lease obligation	(21)	(20)
Exercise of stock options	3	--
Debt financing costs	--	(2)
Net cash provided by (used in) financing activities	(18)	(22)

Effects of exchange rate changes on cash and cash equivalents	226	203
Net increase (decrease) in cash and cash equivalents	133	(3,224)
Cash and cash equivalents at beginning of period	10,747	16,367

Cash and cash equivalents at end of period	$ 10,880	$ 13,143

Supplemental disclosure of cash flow information
Interest paid	$ 3	$ 3
Income taxes paid	$ 4	$ 57

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company", "Adams Golf", "We", "Us", or "Our") for the three and six month period ended June 30, 2006 and 2005 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.   However, these operating results are not necessarily indicative of the results expected for the full fiscal year.   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2005 Annual Report on Form 10-K filed, as amended, with the SEC on March 22, 2006.

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

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):
	June 30,	December 31,
	2006	2005
	(unaudited)
Finished goods	$ 9,847	$ 7,453
Component parts	10,098	8,698
Total Inventory	$ 19,945	$ 16,151

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of the following: purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit after work in process is completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory.  At June 30, 2006 and December 31, 2005, inventories included $805,000 and $837,000 of consigned inventory, respectively, and $136,000 and $215,000 of inventory reserves, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued expenses consisted of the following on the dates indicated (in thousands):
	June 30,	December 31,
	2006	2005
	(unaudited)
Payroll and commissions	$ 1,855	$ 1,362
Advertising	114	130
Product warranty expense and sales returns	2,919	1,546
Professional services	49	43
Deferred revenue	1,206	1,895
Accrued inventory	778	1,242
Other	1,861	1,066
Total accrued expenses	$ 8,782	$ 7,284

4.   Income per Common Share

The weighted average common shares used for determining basic and diluted income per common share were 23,094,600 and 28,651,885, respectively, for the three months ended June 30, 2006, and 22,641,430 and 27,381,760, respectively, for the three months ended June 30, 2005.

The effect of all warrants and options to purchase shares of our common stock for the three months ended June 30, 2006 resulted in additional dilutive shares of 5,557,285.  The effect of all warrants and options to purchase shares of the Company's common stock for the three months ended June 30, 2005 resulted in additional dilutive shares of 4,740,330.

The weighted average common shares used for determining basic and diluted income per common share were 22,970,162 and 28,589,512 for the six months ended June 30, 2006, and 22,620,747 and 27,591,194 , respectively, for the six months ended June 30, 2005.

The effect of all warrants and options to purchase shares of our common stock for the six months ended June 30, 2006 resulted in additional dilutive shares of 5,619,350.  The effect of all warrants and options to purchase shares of the Company's common stock for the six months ended June 30, 2005 resulted in additional dilutive shares of 4,970,447.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Geographic Segment and Data

We generate substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  Our products are distributed in both domestic and international markets.  Net sales by customer for these markets consisted of the following during the periods indicated (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
United States	$ 20,376	$ 16,586	$ 38,902	$ 31,164
Rest of World	5,357	3,206	9,096	5,425
Total Net Sales	$ 25,733	$ 19,792	$ 47,998	$ 36,589

Foreign net sales are generated in various regions including, but not limited to, Canada (a majority of our foreign sales), Europe, Japan, Australia, and South America.  A change in our relationship with one or more of our customers or distributors could negatively impact the volume of foreign sales.

6.   Income Taxes

We account for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses and other deferred tax assets through December 31, 2002 will be realized.  Accordingly, we have recognized a valuation allowance equal to the entire deferred income tax asset.  Although we have carryforwards due to historical losses, current tax law for calculating Alternative Minimum Tax allows us to use carryforwards only up to 90% of the annual liability.  Accordingly, AMT tax expense for the three months ended June 30, 2006 and 2005 was $27,000 and $26,000, respectively, and for the six months ended June 30, 2006 and 2005 was $27,000 and $57,000, respectively.

7.   Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

8.   Comprehensive Income

Comprehensive income for the six months ended June 30, 2006 was approximately $5.3 million.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock-Based Compensation

In May 2002, the Company adopted the 2002 Equity Incentive Plan for employees, outside directors and consultants.  The plan allows for the granting of up to 2,500,000 shares of the our common stock at the inception of the plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this plan, and additional shares as defined in the plan.  In addition, the plan automatically increases 1,000,000 shares available for granting on January 1 of each subsequent year for years 2003 through 2008.  At June 30, 2006, 6,311,945 outstanding options had been granted with exercise prices at $0.01 per share at the date of grant.  The requisite service periods vary from six months to four years and the options expire ten years from the date of grant.  At June 30, 2006, 2,184,632 shares remain available for grant, including forfeitures.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which established accounting standards for transactions where the entity exchanges equity instruments for goods and services.  The revision of this statement focuses on the accounting for transactions where the entity obtains employee services in share-based payment transactions.  This statement revision eliminates the alternative use of APB 25 intrinsic value method and requires that entities adopt the fair-value method for all share-based transactions.  We adopted the provisions of this standard on a modified prospective basis on January 1, 2006.  The following table illustrates the effect on net income and income per share for the prior year period as if we had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation for the three and six months ended June 30, 2005 (in thousands, except for per share amounts):
	For the Three Months ended June 30, 2005	For the Six Months ended June 30, 2005
Net income:
As reported	$ 1,182	$ 4,672
Add: Stock-based compensation expense included in reported net income, net of related tax effects	660	833
Deduct: Total stock-based compensation expense determined under the fair value method	(664)	(850)
Pro forma	$ 1,178	$ 4,655
	=======	=======
Basic income per common share:
As reported	$ 0.05	$ 0.21
Pro forma	0.05	0.21
Diluted income per common share:
As reported	$ 0.04	$ 0.17
Pro forma	0.04	0.17

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock-Based Compensation (Continued)

The per share weighted-average fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $1.09 and $1.36, respectively, on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:  Risk free interest rate, 3.5%; expected life, 10 years; expected dividend yield, 0%; and expected volatility, based on historical daily annualized volatility, of 107.4% and 114.1% during the six months ended June 30, 2006 and 2005, respectively.  We use historical data to estimate option exercise and employee termination factors within the valuation model.

	Number of	Weighted	Aggregate
	Outstanding	Average	Intrinsic
	Shares	Share price	Value of options

Options outstanding at December 31, 2005	7,170,806	$ 0.03
Options granted	50,000	1.18
Options forfeited / expired	(100,000)	0.74
Options exercised	(558,861)	0.01	$ 775,032

Options outstanding at June 30, 2006	6,561,945	0.03	10,073,634

Options exercisable at June 30, 2006	3,957,175	0.03	6,109,693

The weighted average contractual life of the options outstanding at June 30, 2006 was 7.50 years and for options exercisable at June 30, 2006 was 6.94 years.

The effect of compensation expense associated with adopting SFAS 123R for the three and six months ended June 30, 2006, had an expense effect on income from operations, income before taxes and net income associated with stock options and warrants of $244,000 and $519,000, respectively.  The reported basic and diluted earnings per share were $0.08 and $0.06, respectively for the three months ended June 30, 2006 and $0.22 and $0.18, respectively for the six months ended June 30, 2006.  Had we not adopted SFAS 123R, the effect to net income under APB 25 would have been $271,000 and $542,000 for the three and six months ended June 30 2006, respectively.  The basic and diluted earnings per share would have been $0.07 and $0.06, respectively for the three months ended June 30, 2006 and $0.22 and $0.18, respectively for the six months ended June 30, 2006.

Upon the adoption of SFAS 123R in January 2006, the deferred stock-based compensation balance of approximately $2,105,000 and $2,570,000 were netted into additional paid in capital at June 30, 2006 and December 31, 2005, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock-Based Compensation (Continued)

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

Period of Exercise	Total Options to be exercised

2006	864,712
2007	1,194,667
2008	777,695
2009	360,000
2010	60,000
Beyond 2010	353,199

Total Options	3,610,273
=======

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

12.   Contingencies

Beginning in June 1999, the first of seven class action lawsuits was filed against us, certain of our current and former officers and directors, and the three underwriters of our initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our IPO.  In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of our products (gray market sales) threatened our long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on our sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interest and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint.  Plaintiffs appealed.  On August 25, 2004, the appellate court affirmed the dismissal of plaintiffs' claims relating to oversupply of retail inventory, while reversing the dismissal of the claims relating to the impact of gray market sales and remanding those claims for further proceedings.  On August 3, 2005, the district court certified a class of section 11 claimants, but shortened the proposed class period to end on October 22, 1998, and declined to certify a section 12(a)(2) class against the Adams Golf defendants.  On September 1, 2005, plaintiffs filed a motion for leave to amend their complaint, which was granted on January 24, 2006.   Defendants filed a motion to dismiss the second amended complaint ("SAC"), which the District Court granted in part and denied in part on April 10, 2006.  Now, in addition to the gray-market sales claim, the SAC alleges that the prospectus failed to disclose that we engaged in questionable sales practices (including double shipping and unlimited rights of return), which threatened post-IPO financial results.   Fact discovery closed on June 30, 2006.  Trial is currently set for June 18, 2007.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   Contingencies (continued)

We maintain directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  Specifically, Zurich American Insurance Company provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million.  On March 30, 2006, Zurich American Insurance Company notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  We are currently assessing whether Zurich's denial of coverage is appropriate and the effect, if any, the denial has on insurance coverage for the layers of exposure exceeding $20 million.  At this point in the legal proceedings, we cannot predict with any certainty, per the guidance in SFAS 5, thus can not reasonably estimate future liability on the conclusion of the events, if any.

On March 16, 2006, we became aware of a lawsuit filed against us in U.S. District Court in the Southern District of California by TaylorMade, a division of Adidas-Salomon AG. As of July 25, 2006, we have not been formally served with the lawsuit. The lawsuit alleges generally that we violated three patents held by TaylorMade (one design patent and two utility patents) in the manufacture of recent drivers. The design patent relates to ornamental aspects of the skirt and sole of certain TaylorMade clubs. The utility patents relate to 1) shallow grooves in a circular pattern on the face of certain TaylorMade metal woods and 2) a metal wood construction method attaching a composite crown to a club head body containing multiple ledges, a surface veil and a face plate. We are reviewing the allegations and it is too early to determine the final outcome or materiality of this matter.  At this point we cannot predict with any certainty, per the guidance in SFAS 5, thus can not reasonably estimate future liability on the conclusion of the events, if any.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

13.   Business and Credit Concentrations

We are currently dependent on four customers, which collectively comprised approximately 28% of net sales for the three months ended June 30, 2006.  Of these, three customers individually represented greater than 5% but less than 10% of net sales, and one customer individually represented greater than 10%, but no customers represented greater than 15%.  For the three months ended June 30, 2005, four customers comprised approximately 27% of net sales while two customers individually represented greater than 5% but less than 10% of total net sales.  For the six months ended June 30, 2006, we are currently dependent on four customers, which collectively comprised approximately 27% of net sales.  Of these, three customers individually represented greater than 5% but less than 10% of net sales, and one customer individually represented greater than 10%, but no customers represented greater than 15%.  For the six months ended June 30, 2005, four customers comprised approximately 27% of net sales while two customers individually represented greater than 5% but less than 10% of total net sales.  Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

A significant portion of our inventory purchases are from one supplier.  That supplier represents approximately 66% and 57% of total inventory purchases for the six months ended June 30, 2006 and 2005, respectively.  This supplier and many other industry suppliers are located in China.  We do not anticipate any changes in the relationships with our suppliers; however, if such change were to occur, we have alternative sources available.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our consolidated financial statements and notes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-K, as amended, filed with the SEC on March 22, 2006.

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

We have put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure quality of components.  We are continually re-evaluating existing vendors while testing potential new vendors for all the various product lines we offer.  At any time, we may purchase a substantial majority of our volume of a specific component part from a single vendor, but we continually strive to maintain a primary and several secondary suppliers for each component part.  Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China and Taiwan.  Since many of our available component suppliers are located in close proximity in Asia, this concentration could adversely effect our ability to obtain components resulting from negative events such as, but not limited to, foreign government relations, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and fluctuation in exchange rates.  A significant portion of our inventory purchases are from one supplier representing approximately 66% and 57% for the six months ended June 30, 2006 and 2005, respectively.  This supplier and many other industry suppliers are located predominately in China.  We do not anticipate any changes in the relationships with our suppliers; however, if such change were to occur, we believe we would have alternative sources available.

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

   Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification.  We evaluate each individual customer and measure various key aspects of the customer such as, but not limited to, their overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items.  From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the necessary reserve requirements.  Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We generally do not require collateral.  Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more customers' financial strength.  While only three customers represent greater than 5% but less than 10% of net sales and one customer represents greater than 10% but less than 15% of the net sales for the three months ended June 30, 2006, if a combination of customers were to become financially impaired, our financial results could be severely affected.

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

   Impairment of Long-Lived Assets

We follow the guidance in SFAS ("Statement of Financial Accounting Standards") 144 in reviewing long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the six months ended June 30, 2006, there was no impairment of long-lived assets.

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
Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.6	54.4	55.0	51.1
Gross profit	43.4	45.6	45.0	48.9
Operating expenses:
Research and development expenses	2.4	2.7	2.6	3.1
Sales and marketing expenses	25.7	25.3	24.0	25.3
General and administrative expenses	8.4	11.6	8.0	10.4
Total operating expenses	36.5	39.6	34.6	38.8
Interest income (expense), net	0.1	0.2	0.2	0.2
Other income (expense), net	0.0	(0.1)	0.2	2.7
Income before income taxes	7.0	6.1	10.8	12.9
Income tax expense	0.1	0.1	0.1	0.1
Net income	6.9%	6.0%	10.7%	12.8%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Total net sales increased to $25.7 million for the three months ended June 30, 2006 from $19.8 million for the same comparable period of 2005 primarily resulting from the successful product introductions of the Idea A2 and A2 OS Irons.  Overall, product family life cycles generally range from one to three years, and each product family varies in its life cycle as there are multiple factors influencing the life cycle, such as, but not limited to, customer acceptance, competition and technology.

Net sales of drivers decreased to $2.8 million, or 10.9% of total net sales, for the three months ended June 30, 2006 from $6.2 million, or 31.4% of total net sales, for the comparable period of 2005.  A large portion of the driver net sales for the three months ended June 30, 2006 was generated by the Redline RPM and RPM Dual product lines, which were introduced in the fourth quarter of 2004 and second quarter of 2005, respectively.  The overall decrease in driver net revenue results from lower sales of RPM and Ovation driver product families as they progress farther in their life cycle.

Net sales of irons increased to $18.3 million, or 71.1% of total net sales, from $8.4 million, or 42.4% of total net sales, for the three months ended June 30, 2006 and 2005, respectively.  The increase was primarily generated from the net sales of Idea A2 and A2 OS irons and integrated iron sets while the prior period net sales primarily resulted from the Original Idea irons and integrated iron sets.

Net sales of fairway woods remained constant at $4.5 million, or 17.5% of total net sales, compared to $4.5 million, or 22.8% of total net sales, for the three months ended June 30, 2006 and 2005, respectively.  This period's net sales were generated from Redline RPM Low Profile fairway woods, Idea A2 and Original Idea I-woods and Original Tight Lies.  The prior period's net sales were generated from RPM Ti and stainless steel fairway woods, Ovation fairway woods, Idea I-woods and Original Tight Lies fairway woods.

We are currently dependent on four customers, which collectively comprised approximately 28% of net sales for the three months ended June 30, 2006.  Of these, three customers individually represented greater than 5% but less than 10% of net sales, and one customer individually represented greater than 10% and no customers represented greater than 15% of net sales.  Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the U.S. increased to $5.4 million, or 20.8% of total net sales, from $3.2 million, or 16.2% of total net sales, for the three months ended June 30, 2006 and 2005, respectively.  Net sales resulting from countries outside the U.S. excluding Canada increased to 6.8% of total net sales for the three months ended June 30, 2006 compared to 4.4% of total net sales for the three months ended June 30, 2005.

Cost of goods sold increased to $14.6 million, or 56.6% of total net sales, for the three months ended June 30, 2006 from $10.8 million, or 54.4% of total net sales, for the comparable period of 2005.  The increase as a percentage of total net sales is primarily due to changes in the product mix, coupled with decreases in fairway wood and driver net pricing and increases in some component pricing and other inventory related costs.

Selling and marketing expenses increased to $6.6 million for the three months ended June 30, 2006 from $5.0 million for the comparable period in 2005.  The increase is primarily the result of additional commission expense of $0.6 million as a result of the increased net sales during the period.  In addition, advertising expense increased $0.7 million as a result of our support of the newly launched Idea A2 and A2 OS irons and RPM Low Profile fairway woods.

General and administrative expenses, including provisions for bad debts, decreased to $2.2 million for the three months ended June 30, 2006 from $2.3 million for the comparable period in 2005.

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $0.6 million for the three months ended June 30, 2006 from $0.5 million for the comparable period in 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Total net sales increased to $48.0 million for the six months ended June 30, 2006 from $36.6 million for the same comparable period of 2005 primarily resulting from the successful product introductions of the Idea A2 and A2 OS Irons.  Overall, product family life cycles generally range from one to three years, and each product family varies in its life cycle as there are multiple factors influencing the life, such as, but not limited to, customer acceptance, competition and technology.

Net sales of drivers decreased to $5.3 million, or 11.0% of total net sales, for the six months ended June 30, 2006 from $11.2 million, or 30.7% of total net sales, for the comparable period of 2005.  A large portion of the driver net sales for the six months ended June 30, 2006 was generated by the Redline RPM and RPM Dual product lines, which were introduced in the fourth quarter of 2004 and second quarter of 2005, respectively.  The overall decrease in driver net revenue results from lower sales of RPM and Ovation driver product families as they progress farther in their life cycle.

Net sales of irons increased to $32.1 million, or 67.0% of total net sales, from $14.1 million, or 38.4% of total net sales, for the six months ended June 30, 2006 and 2005, respectively.  The increase was primarily generated from the net sales of Idea A2 and A2 OS irons and integrated iron sets while the prior period net sales primarily resulted from the Original Idea irons and integrated iron sets.

Net sales of fairway woods increased to $10.4 million, or 21.8% of total net sales, from $9.8 million, or 26.7% of total net sales, for the six months ended June 30, 2006 and 2005, respectively.  This period's net sales were generated from Redline RPM Low Profile fairway woods, Idea A2 and Original Idea I-woods and Original Tight Lies.  The prior period's net sales were generated from RPM Ti and stainless steel fairway woods, Ovation fairway woods, Idea I-woods and Original Tight Lies fairway woods.

We are currently dependent on four customers, which collectively comprised approximately 27% of net sales for the six months ended June 30, 2006.  Of these, three customers individually represented greater than 5% but less than 10% of net sales, and one customer individually represented greater than 10% and no customers represented greater than 15% of net sales.  Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the U.S. increased to $9.1 million, or 19.0% of total net sales, from $5.4 million, or 14.8% of total net sales, for the six months ended June 30, 2006 and 2005, respectively.  Net sales resulting from countries outside the U.S. excluding Canada increased to 6.8% of total net sales for the six months ended June 30, 2006 compared to 3.8% of total net sales for the six months ended June 30, 2005.

Cost of goods sold increased to $26.4 million, or 55% of total net sales, for the six months ended June 30, 2006 from $18.7 million, or 51.1% of total net sales, for the comparable period of 2005.  The increase as a percentage of total net sales is primarily due to changes in the product mix, coupled with decreases in fairway wood and driver net pricing and increases in some component pricing and other inventory related costs.

Selling and marketing expenses increased to $11.5 million for the six months ended June 30, 2006 from $9.3 million for the comparable period in 2005.  The increase is primarily the result of additional commission expense of $0.9 million as a result of the increased net sales during the period.  In addition, advertising expense increased $0.9 million as a result of our support of the newly launched Idea A2 and A2 OS irons and RPM Low Profile fairway woods.

General and administrative expenses, including provisions for bad debts, remained constant at $3.8 million for the six months ended June 30, 2006 and 2005.

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $1.2 million for the six months ended June 30, 2006 from $1.1 million for the comparable period in 2005.

Other income decreased to zero for the six months ended June 30, 2006 from $1.0 million for the comparable period in 2005 which is attributable to our one time receipt of a $965 thousand insurance claim paid by our insurance carrier in connection with the embezzlement which occured during the period from 2001 through 2004.  This event was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004.

Our inventory balances were approximately $19.9 million and $16.2 million at June 30, 2006 and December 31, 2005, respectively.  The increase in inventory levels is primarily a result of the increased purchasing related to the newly released A2 and A2 OS iron sets launched in the fourth quarter of 2005 and the RPM Low Profile fairway wood launched in the first quarter of 2006.

Our net accounts receivable balances were approximately $25.0 million and $14.1 million at June 30, 2006 and December 31, 2005, respectively.  The increase is primarily due to a significant increase in net sales resulting from the recent successful product launch of Idea A2 and A2 OS Irons and RPM LP fairway woods.

Our accounts payable balances were approximately $11.9 million and $4.7 million at June 30, 2006 and December 31, 2005, respectively.  The increase in accounts payable is primarily associated with increases in inventory purchases associated with the recent product launch of the Idea A2 and A2 OS irons and RPM Low Profile fairway woods.

Our accrued liabilities balances were approximately $8.8 million and $7.3 million at June 30, 2006 and December 31, 2005, respectively.  The increase in accrued liabilities is primarily associated with the increase in accrued reserves associated with price decreases in fairway woods and drivers in the market.

Liquidity and Capital Resources

Cash and cash equivalents remained constant at $10.8 million at June 30, 2006 compared to $10.8 million at December 31, 2005.  During the six months ended June 30, 2006, accounts receivable increased $11.2 million and inventory increased $3.8 million.   These increases were partially offset with an increase in accrued expenses and accounts payable of $8.7 million.

In February 2006, we signed a revolving credit agreement with Bank of Texas to provide up to $10.0 million in short term debt.  The agreement is collateralized by all of our assets and requires, among other things, us to maintain certain financial performance levels relative to the cash flow leverage ratio and fixed charge coverage ratio, but only when we have an outstanding balance on the facility.  Interest on outstanding balances varies depending on the portion of the line that is used and accrues at a rate from prime less one percent to prime and is due quarterly.  As of August 4, 2006, we have no outstanding borrowings on our credit facility.

Working capital increased at June 30, 2006 to $36.0 million compared to $29.9 million at December 31, 2005.   Approximately 44% of our current assets are comprised of accounts receivable at June 30, 2006.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability, often to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  We expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect a significant portion of the trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under the credit facility, we would be required to obtain additional financing or limit expenditures to the extent of available cash on hand, all of which could significantly adversely effect our current growth plans and result in a material adverse effect on our results of operations, financial condition and/or liquidity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our Disclosure Controls and Procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our Company, particularly during the period in which this report was being prepared, and that our Disclosure Controls and Procedures were effective.  There were no changes to our Internal Controls Over Financial Reporting during the six months ended June 30, 2006 that has materially affected or is reasonably likely to materially affect our Internal Controls Over Financial Reporting.

In addition, it is our policy to not participate in off-balance sheet transactions, including but not limited to special purpose entities.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Beginning in June 1999, the first of seven class action lawsuits was filed against us, certain of our current and former officers and directors, and the three underwriters of our initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our IPO.  In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading in at least two areas.  Plaintiffs alleged that the prospectus failed to disclose that unauthorized distribution of our products (gray market sales) threatened our long-term profits. Plaintiffs also alleged that the prospectus failed to disclose that the golf equipment industry suffered from an oversupply of inventory at the retail level, which had an adverse impact on our sales.  On May 17, 2000, these cases were consolidated into one amended complaint, and a lead plaintiff was appointed.  The plaintiffs were seeking unspecified amounts of compensatory damages, interest and costs, including legal fees.  On December 10, 2001, the United States District Court for the District of Delaware dismissed the consolidated, amended complaint.  Plaintiffs appealed.  On August 25, 2004, the appellate court affirmed the dismissal of plaintiffs' claims relating to oversupply of retail inventory, while reversing the dismissal of the claims relating to the impact of gray market sales and remanding those claims for further proceedings.  On August 3, 2005, the district court certified a class of section 11 claimants, but shortened the proposed class period to end on October 22, 1998, and declined to certify a section 12(a)(2) class against the Adams Golf defendants.  On September 1, 2005, plaintiffs filed a motion for leave to amend their complaint, which was granted on January 24, 2006.   Defendants filed a motion to dismiss the second amended complaint ("SAC"), which the District Court granted in part and denied in part on April 10, 2006.  Now, in addition to the gray-market sales claim, the SAC alleges that the prospectus failed to disclose that we engaged in questionable sales practices (including double shipping and unlimited rights of return), which threatened post-IPO financial results.   Fact discovery closed on June 30, 2006.  Trial is currently set for June 18, 2007.

We maintain directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  Specifically, Zurich American Insurance Company provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million.  On March 30, 2006, Zurich American Insurance Company notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  We are currently assessing whether Zurich's denial of coverage is appropriate and the effect, if any, the denial has on insurance coverage for the layers of exposure exceeding $20 million.  At this point in the legal proceedings, we cannot predict with any certainty, per the guidance in SFAS 5, thus can not reasonably estimate future liability on the conclusion of the events, if any.

On March 16, 2006, we became aware of a lawsuit filed against us in U.S. District Court in the Southern District of California by TaylorMade, a division of Adidas-Salomon AG. As of July 25, 2006, we have not been formally served with the lawsuit. The lawsuit alleges generally that we violated three patents held by TaylorMade (one design patent and two utility patents) in the manufacture of recent drivers. The design patent relates to ornamental aspects of the skirt and sole of certain TaylorMade clubs. The utility patents relate to 1) shallow grooves in a circular pattern on the face of certain TaylorMade metal woods and 2) a metal wood construction method attaching a composite crown to a club head body containing multiple ledges, a surface veil and a face plate. We are reviewing the allegations and it is too early to determine the final outcome or materiality of this matter.  At this point we cannot predict with any certainty, per the guidance in SFAS 5, thus can not reasonably estimate future liability on the conclusion of the events, if any.  .

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

Item 1A. Risk Factors

We have included in Part I, 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, a description of certain risks and uncertainties that could have an affect on our business, future performance, or financial condition.  We have evaluated our current risk factors and there were no new or material changes to report.

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 17, 2006, the following proposals were adopted by the margin indicated.
1.	To elect the following nominees as director to serve until the 2009 Annual Meeting of Stockholders and until his successor is elected and qualified.
	Number of Shares
	Vote For	Withheld

Oliver G. Brewer	20,751,708	54,848

Russell L. Fleischer	20,758,179	48,377

2.	To ratify the appointment of KBA Group LLP as the independent auditors of the Company for the year ending December 31, 2006.
	Number of Shares
Vote For	Vote Against	Abstained

20,771,967	27,859	6,730

Item 6(a).  Exhibits

See exhibit index on pages 31-32.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.
ADAMS GOLF, INC.

Date: Aug 8, 2006	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President

Date: Aug 8, 2006	By: /S/ ERIC LOGAN
Eric Logan
Chief Financial Officer
(Principal Financial Officer)

Date: Aug 8, 2006	By: /S/ PAMELA J. HIGH
Pamela J. High
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 3.3	Amended and Restated Audit Committee charter	Incorporated by reference to Annex A of the 2004 Proxy Statement (Annex A)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Adams Golf Equity Incentive Plan	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 February 9, 2004 File No. 333-112622 (Exhibit 4.7)

Exhibit 4.8	Amendment to Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 July 13, 2006 File No. 333-112622 (Exhibit 4.8)

Exhibit 10.1	Settlement Agreement between Adams Golf, Ltd. And Nicholas A. Faldo	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended September 30, 2001 (Exhibit 10.19)

Exhibit 10.2	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003 (Exhibit 10.12)

Exhibit 10.3	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 (Exhibit 10.16)

Exhibit 10.4*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 (Exhibit 10.17)

Exhibit 10.5*	Revolving line of Credit between Adams Golf, Inc and Bank of Texas	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005 (Exhibit 10.8)

Exhibit 10.6	Employment Agreement - Byron H. (Barney) Adams	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005 (Exhibit 10.9)

Exhibit 10.7	Change of Control - Eric Logan	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended March 31, 2006 (Exhibit 10.7)

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

___________________
*  The SEC has granted our request for confidential treatment of certain portions of these agreements.