Form 10-Q
period 2006-09-30
ADAMS GOLF INC
filed 2006-11-08
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006
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

[X] Yes   [  ] No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one)

Large accelerated filer [  ]              Accelerated filer[  ]                  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes   [X] No

The number of outstanding shares of the Registrant's common stock, par value $.001 per share, was 23,660,860 on November 3, 2006.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL STATEMENTS	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		September 30, 2006 (unaudited) and December 31, 2005	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three and Nine months ended September 30, 2006 and 2005	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Nine months ended September 30, 2006	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Nine months ended September 30, 2006 and 2005	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-15

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4.	Controls and Procedures	25-26

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	26-27

	Item 1A.	Risk Factors	27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	N/A

	Item 5.	Other Information	N/A

	Item 6.	Exhibits	27

		Signatures	28

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	September 30, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$ 11,701	$ 10,747
Trade receivables, net of allowance for doubtful accounts of $624 (unaudited) and $952 in 2006 and 2005, respectively	13,869	14,171
Inventories, net	22,869	16,151
Prepaid expenses	759	754
Other current assets	14	27
Total current assets	49,212	41,850

Property and equipment, net	635	630
Other assets, net	1,231	1,622
	$ 51,078	$ 44,102

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 7,228	$ 4,691
Accrued expenses	6,296	7,284
Total liabilities	13,524	11,975

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 24,454,994 and 23,471,653 shares issued and 23,660,110 and 22,814,153 shares outstanding at September 30, 2006 (unaudited) and December 31, 2005, respectively	24	23
Additional paid-in capital	90,280	89,499
Accumulated other comprehensive income	1,099	888
Accumulated deficit	(50,527)	(55,147)
Treasury stock, 794,884 and 657,500 common shares, at cost, at September 30, 2006 (unaudited) and December 31, 2005, respectively	(3,322)	(3,136)
Total stockholders' equity	37,554	32,127

	$ 51,078	$ 44,102
Contingencies

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Net sales	$ 14,960	$ 10,180	$ 62,958	$ 46,769
Cost of goods sold	8,575	6,027	34,952	24,734
Gross profit	6,385	4,153	28,006	22,035

Operating expenses:
Research and development expenses	652	598	1,889	1,725
Selling and marketing expenses	4,292	4,172	15,805	13,435
General and administrative expenses	1,979	1,649	5,820	5,474
Reversal of settlement expenses	-	(1,788)	-	(1,771)
Total operating expenses	6,923	4,631	23,514	18,863
Operating income (loss)	(538)	(478)	4,492	3,172

Other income (expense):
Interest income (expense), net	68	68	146	154
Other income (expense), net	(8)	12	35	1,005
Income (loss) before income taxes	(478)	(398)	4,673	4,331
Income tax expense	22	6	53	64
Net income (loss)	$ (500)	$ (404)	$ 4,620	$ 4,267

Net income (loss) per common share - basic	$ (0.02)	$ (0.02)	$ 0.20	$ 0.19
- diluted	$ (0.02)	$ (0.02)	$ 0.16	$ 0.15

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Nine Months Ended September 30, 2006
(unaudited)
	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income	Deficit	Income	Stock	Equity

Balance, December 31, 2005	23,471,653	$ 23	$ 89,499	$ 888	$ (55,147)		$ (3,136)	$ 32,127
Comprehensive income:
Net income	--	--	--	--	4,620	$ 4,620	--	4,620
Foreign currency translation	--	--	--	211	--	211	--	211
Comprehensive income	--	--	--	--	--	$ 4,831	--	--
Stock options exercised	983,341	1	2	--	--		--	3
Treasury stock purchases (137,384 shares)	--	--	--	--	--		(186)	(186)
Amortization of deferred compensation	--	--	779	--	--		--	779
Balance, September 30, 2006	24,454,994	$ 24	$ 90,280	$ 1,099	$ (50,527)		$ (3,322)	$ 37,554

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended
	September 30,

	2006	2005
Cash flows from operating activities:
Net income	$ 4,620	$ 4,267
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	255	340
Amortization of deferred compensation	779	1,157
Provision for doubtful accounts	632	350
Reversal of settlement expense	--	(1,771)
Changes in assets and liabilities:
Trade receivables	(331)	(5,123)
Inventories	(6,718)	(1,466)
Prepaid expenses	(5)	(2,222)
Other current assets	13	123
Other assets	391	21
Accounts payable	2,537	1,502
Accrued expenses	(953)	(326)
Net cash provided by (used in) operating activities	1,220	(3,148)

Cash flows from investing activities:
Purchases of equipment	(262)	(265)
Net cash provided by (used in) investing activities	(262)	(265)

Cash flows from financing activities:
Principal payments under capital lease obligation	(32)	(32)
Exercise of stock options	3	38
Treasury stock purchase	(186)	--
Debt financing costs	--	(2)
Net cash provided by (used in) financing activities	(215)	4

Effects of exchange rate changes on cash and cash equivalents	211	351
Net increase (decrease) in cash and cash equivalents	954	(3,058)
Cash and cash equivalents at beginning of period	10,747	16,367

Cash and cash equivalents at end of period	$ 11,701	$ 13,309

Supplemental disclosure of cash flow information
Interest paid	$ 3	$ 5
Income taxes paid	$ 53	$ 64

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company", "Adams Golf", "we", "us", or "our") for the three and nine month period ended September 30, 2006 and 2005 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.   However, these operating results are not necessarily indicative of the results expected for the full fiscal year.   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2005 Annual Report on Form 10-K filed, as amended, with the SEC on March 22, 2006.

Founded in 1987, Adams Golf, Inc initially operated as a component supplier and contract manufacturer.   Thereafter, we established our custom fitting operation.  Today we design, assemble, market and distribute premium quality, technologically innovative golf clubs, including the RPM drivers and fairway woods, Ovation drivers and fairway woods, the Idea A2 and A2 OS irons, and Idea A2 I-woods, Idea Pro irons, Idea, A1 and A1 Pro Irons and Idea i-Woods, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, the Tight Lies GT3 and GT2 irons and i-Woods, the Tom Watson signature and Puglielli series of wedges, and certain accessories. Our Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  We completed an internal reorganization in 1997, and we now conduct our operations through several direct and indirect wholly-owned subsidiaries, agencies and distributorships.

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):
	September 30,	December 31,
	2006	2005
	(unaudited)
Finished goods	$ 12,373	$ 7,453
Component parts	10,496	8,698
Total Inventory	$ 22,869	$ 16,151

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of the following: purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit after work in process is completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory.  At September 30, 2006 and December 31, 2005, inventories included $572,000 and $837,000 of consigned inventory, respectively, and $152,000 and $215,000 of inventory reserves, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued expenses consisted of the following on the dates indicated (in thousands):
	September 30,	December 31,
	2006	2005
	(unaudited)
Payroll and commissions	$ 1,293	$ 1,362
Advertising	345	130
Product warranty expense and sales returns	1,527	1,546
Professional services	29	43
Deferred revenue	911	1,895
Accrued inventory	239	1,242
Accrued sales promotions	1,003	683
Other	949	383
Total accrued expenses	$ 6,296	$ 7,284

4.   Income (Loss) per Common Share

The weighted average common shares used for determining basic and diluted loss per common share was 23,241,269, for the three months ended September 30, 2006, and 22,691,023, for the three months ended September 30, 2005.

The effect of all warrants and options to purchase shares of the Company's common stock for the three months ended September 30, 2006 and 2005 were excluded from the calculation of dilutive shares as the effect of inclusion would have been antidilutive.

The weighted average common shares used for determining basic and diluted income per common share were 23,155,348 and 28,774,296, respectively, for the nine months ended September 30, 2006, and 22,678,391 and 28,494,773, respectively, for the nine months ended September 30, 2005.

The effect of all warrants and options to purchase shares of our common stock for the nine months ended September 30, 2006 resulted in additional dilutive shares of 5,618,948.  The effect of all warrants and options to purchase shares of the Company's common stock for the nine months ended September 30, 2005 resulted in additional dilutive shares of 5,816,382.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Geographic Segment and Data

We generate substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  Our products are distributed in both domestic and international markets.  Net sales by customer for these markets consisted of the following during the periods indicated (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
United States	$ 12,855	$ 8,971	$ 51,755	$ 40,134
Rest of World	2,105	1,209	11,203	6,635
Total Net Sales	$ 14,960	$ 10,180	$ 62,958	$ 46,769

Foreign net sales are generated in various regions including, but not limited to, Canada (a majority of our foreign sales), Europe, Japan, Australia, South Africa, and South America.  A change in our relationship with one or more of our customers or distributors could negatively impact the volume of foreign sales.

6.   Income Taxes

We account for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses and other deferred tax assets through December 31, 2002 will be realized.  Accordingly, we have recognized a valuation allowance equal to the entire deferred income tax asset.  Although we have carryforwards due to historical losses, current tax law for calculating Alternative Minimum Tax allows us to use carryforwards only up to 90% of the annual liability.  Accordingly, AMT tax expense for the three months ended September 30, 2006 and 2005 was $22,000 and $6,000, respectively, and for the nine months ended September 30, 2006 and 2005 was $53,000 and $64,000, respectively.

7.   Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

8.   Comprehensive Income

Comprehensive income for the nine months ended September 30, 2006 was approximately $4.8 million.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock-Based Compensation

In May 2002, the Company adopted the 2002 Equity Incentive Plan for employees, outside directors and consultants.  The plan allows for the granting of up to 2,500,000 shares of our common stock at the inception of the plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this plan, and additional shares as defined in the plan.  In addition, the plan automatically increases 1,000,000 shares available for granting on January 1 of each subsequent year for years 2003 through 2008.  At September 30, 2006, 5,887,465 outstanding options had been granted with exercise prices at $0.01 per share at the date of grant.  The requisite service periods for the options to vest vary from six months to four years and the options expire ten years from the date of grant.  At September 30, 2006, 2,184,632 shares remain available for grant, including forfeitures.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which established accounting standards for transactions where the entity exchanges equity instruments for goods and services.  The revision of this statement focuses on the accounting for transactions where the entity obtains employee services in share-based payment transactions.  This statement revision eliminates the alternative use of APB 25 intrinsic value method and requires that entities adopt the fair-value method for all share-based transactions.  We adopted the provisions of this standard on a modified prospective basis on January 1, 2006.  The following table illustrates the effect on net income (loss) and income (loss) per share for the prior year period as if we had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation for the three and nine months ended September 30, 2005 (in thousands, except for per share amounts):
	For the Three Months ended September 30, 2005	For the Nine Months ended September 30, 2005
Net income (loss):
As reported	$ (404)	$ 4,267
Add: Stock-based compensation expense included in reported net income, net of related tax effects	324	1,157
Deduct: Total stock-based compensation expense determined under the fair value method	(391)	(1,242)
Pro forma	$ (471)	$ 4,182
	======	======
Basic income (loss) per common share:
As reported	$ (0.02)	$ 0.19
Pro forma	(0.02)	0.18
Diluted income (loss) per common share:
As reported	$ (0.02)	$ 0.15
Pro forma	(0.02)	0.15

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock-Based Compensation (Continued)

The per share weighted-average fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $1.09 and $1.38, respectively, on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:  Risk free interest rate, 3.5%; expected life, 10 years; expected dividend yield, 0%; and expected volatility, based on historical daily annualized volatility, of 107.4% and 111.4% during the nine months ended September 30, 2006 and 2005, respectively.  We use historical data to estimate option exercise and employee termination factors within the valuation model.

	Number of	Weighted	Aggregate
	Outstanding	Average	Intrinsic
	Shares	Exercise price	Value of options

Options outstanding at December 31, 2005	7,170,806	$ 0.03
Options granted	50,000	1.18
Options forfeited / expired	(100,000)	0.74
Options exercised	(983,341)	0.01	$ 1,344,010

Options outstanding at September 30, 2006	6,137,465	0.04	8,368,077

Options exercisable at September 30, 2006	3,568,370	0.03	4,896,535

The weighted average contractual life of the options outstanding at September 30, 2006 was 7.72 years and for options exercisable at September 30, 2006 was 7.08 years.

The effect of compensation expense associated with adopting SFAS 123R for the three and nine months ended September 30, 2006, had an expense effect on income from operations, income before taxes and net income associated with stock options and warrants of $260,000 and $779,000, respectively.  The reported basic and diluted earnings per share were both $(0.02) for the three months ended September 30, 2006 and $0.20 and $0.16, respectively for the nine months ended September 30, 2006.  Had we not adopted SFAS 123R, the effect to net income under APB 25 would have been $271,000 and $814,000 for the three and nine months ended September 30 2006, respectively.  The basic and diluted earnings per share would have both been $(0.02) for the three months ended September 30, 2006 and $0.20 and $0.16, respectively for the nine months ended September 30, 2006.

Upon the adoption of SFAS 123R in January 2006, the deferred stock-based compensation balance of approximately $1,845,000 and $2,570,000 were netted into additional paid in capital at September 30, 2006 and December 31, 2005, respectively.

Under the provisions of the 2002 Equity Incentive Plan, the Company has the authority to repurchase the taxable portion of the employee's shares that become outstanding after the employee exercises their options.  At August 15, 2006, the Company repurchased 137,384 shares of common stock at an average price per share of $1.35 for a total cost of approximately $186,000.  The repurchased shares are held in treasury.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock-Based Compensation (Continued)

Due to the passage of The American Jobs Creation Act and the subsequent IRS Section 409A rules, stock options that were issued at a strike price less than market value at the date of grant will now be considered deferred compensation by the Internal Revenue Service and the individual who was granted the options will incur adverse tax consequences, including but not limited to excise taxes, unless the individual deemed the future exercise date of the unvested stock options at December 31, 2004 and made this election before December 31, 2005.  As a result of our compliance with the American Job Creation Act, a summary of the elected future exercise dates of our employees and consultants who received grants that are subject to section 409A is as follows:

Period of Exercise	Total Options to be exercised

2006	440,232
2007	1,194,667
2008	777,695
2009	360,000
2010	60,000
Beyond 2010	353,199

Total Options	3,185,793
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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   Contingencies (continued)

We maintain directors' and officers' ("D&O") and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  Specifically, Zurich American Insurance Company provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million.  On March 30, 2006, Zurich American Insurance Company notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  We are currently assessing whether Zurich's denial of coverage is appropriate and the effect, if any, the denial has on insurance coverage for the layers of exposure exceeding $20 million.  At this point in the legal proceedings, we cannot predict with any certainty the outcome of the matter, per the guidance in SFAS 5, and thus can not reasonably estimate future liability on the conclusion of the events, if any.

The underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that the $1 million payment under the insurance policy satisfies our indemnification obligation, or alternatively, that there are reasons why the Company may not have any further indemnification obligations.  We are in negotiations with the underwriters, and if necessary, may dispute any further requests for indemnification.  At this point, we cannot predict with any certainty the outcome of the matter, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

On March 16, 2006, we became aware of a lawsuit filed against us in U.S. District Court in the Southern District of California by TaylorMade, a division of Adidas-Salomon AG.  The lawsuit alleges generally that we violated three patents held by TaylorMade (one design patent and two utility patents) in the manufacture of drivers.  We have engaged in settlement negotiations with TaylorMade with the common goal of finalizing the settlement agreement by the end of December 2006.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

13.   Business and Credit Concentrations

We are currently dependent on five customers, which collectively comprised approximately 28% of net sales for the three months ended September 30, 2006.  Of these, two customers individually represented greater than 5% but less than 10% of net sales, and no customers represented greater than 10%.  For the three months ended September 30, 2005, three customers comprised approximately 25% of net sales while two customers individually represented greater than 5% but less than 10% of total net sales.

For the nine months ended September 30, 2006, we are currently dependent on four customers, which collectively comprised approximately 25% of net sales.  Of these, two customers individually represented greater than 5% but less than 10% of net sales, and no customers represented greater than 10%.  For the nine months ended September 30, 2005, four customers comprised approximately 25% of net sales while one customer individually represented greater than 5% but less than 10% of total net sales.  Should these customers or our other customers fail to meet their payment obligations to us, our results of operations and cash flows would be adversely impacted.

A significant portion of our inventory purchases are from one supplier.  That supplier represents approximately 64% and 53% of total inventory purchases for the nine months ended September 30, 2006 and 2005, respectively.  This supplier and many other industry suppliers are located in China.  We do not anticipate any changes in the relationships with our suppliers; however, if any changes were to occur, we believe we would have alternative sources available although they might result in possible increased costs, potential changes in terms or possible delays in timing.

14.   Leased Properties

The Company has added on August 16, 2006 a second location for its warehouse facilities occupying another 29,136 square feet of warehouse space in Plano, Texas, conveniently located to our existing administration and assembly facility.  This facility is leased by the Company pursuant to a lease agreement expiring in 2008.   The Company believes that its current facilities encompassing both locations will be sufficient for the foreseeable future.

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
          --Our dependence on one supplier for a majority of our inventory products;
          --Our dependence on suppliers who are concentrated in one geographic region;
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
          --The risk associated with the events that may prove unrecoverable under existing insurance policies; and
          --The impact of operational restructuring on operating results and liquidity and one-time events and other factors detailed in this Quarterly Report under "Risk              Factors" in Part II, Item 1A, below.

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

Overview

Founded in 1987, Adams Golf, Inc. initially operated as a component supplier and contract manufacturer.   Thereafter, we established our custom fitting operation.  Today we design, assemble, market and distribute premium quality, technologically innovative golf clubs, including RPM drivers and fairway woods, Ovation drivers and fairway woods, the Idea A2 and A2 OS irons, and Idea A2 I-woods, Idea Pro irons, Idea, A1 and A1 Pro Irons and Idea i-Woods, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, the Tight Lies GT3 and GT2 irons and i-Woods, the Tom Watson signature and Puglielli series of wedges, and certain accessories. Our Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  We completed an internal reorganization in 1997, and we now conduct our operations through several direct and indirect wholly-owned subsidiaries, agencies and distributorships.

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

We have put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure quality of components.  We are continually re-evaluating existing vendors while testing potential new vendors for all the various product lines we offer.  At any time, we may purchase a substantial majority of our volume of a specific component part from a single vendor, but we continually strive to maintain a primary and several secondary suppliers for each component part.  Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China.  Since many of our available component suppliers are located in close proximity in Asia, this concentration could adversely effect our ability to obtain components resulting from negative events such as, but not limited to, foreign government relations, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and fluctuation in exchange rates.  A significant portion of our inventory purchases are from one supplier representing approximately 64% and 53% for the nine months ended September 30, 2006 and 2005, respectively.  This supplier and many other industry suppliers are located predominately in China.  We do not anticipate any changes in the relationships with our suppliers; however, if such change were to occur, we could, in the future, experience shortages of components or periods of increased price pressures or changes in terms, which could have a material adverse effect on our business, results of operations, financial position and/or liquidity.  To date, we have not experienced any material interruptions in supply from any supplier.

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

   Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification.  We evaluate each individual customer and measure various key aspects of the customer such as, but not limited to, their overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items.  From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the necessary reserve requirements.  Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We generally do not require collateral.  Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more customers' financial strength.  While only two customers represent greater than 5% but less than 10% of net sales and no customer represents greater than 10% of the net sales for the three months ended September 30, 2006, if a combination of customers were to become financially impaired, our financial results could be severely affected.

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

   Impairment of Long-Lived Assets

We follow the guidance in SFAS ("Statement of Financial Accounting Standards") 144 in reviewing long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the nine months ended September 30, 2006, there was no impairment of long-lived assets.

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
          --Market share by product at retail
          --Inventory share by product at retail

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
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.3	59.2	55.5	52.9
Gross profit	42.7	40.8	44.5	47.1
Operating expenses:
Research and development expenses	4.4	5.9	3.0	3.7
Sales and marketing expenses	28.7	41.0	25.1	28.7
General and administrative expenses	13.2	16.2	9.2	11.7
Reversal of settlement expenses	--	(17.6)	--	(3.8)
Total operating expenses	46.3	45.5	37.3	40.3
Interest income (expense), net	0.5	0.7	0.2	0.3
Other income (expense), net	(0.1)	0.1	0.0	2.1
Income/(loss) before income taxes	(3.2)	(3.9)	7.4	9.2
Income tax expense	0.1	0.1	0.1	0.1
Net income/(loss)	(3.3)%	(4.0)%	7.3%	9.1%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Total net sales increased to $15.0 million for the three months ended September 30, 2006 from $10.2 million for the same comparable period of 2005 primarily resulting from the successful product introductions of the Idea Pro Irons coupled with the continued success of Idea A2 and A2 OS Irons sales.  Overall, product family life cycles generally range from one to three years, and each product family varies in its life cycle as there are multiple factors influencing the life cycle, such as, but not limited to, customer acceptance, competition and technology.

Net sales of drivers decreased to $1.5 million, or 10.3% of total net sales, for the three months ended September 30, 2006 from $3.3 million, or 32.6% of total net sales, for the comparable period of 2005.  A large portion of the driver net sales for the three months ended September 30, 2006 was generated by the RPM Ti and RPM Dual product lines, which were introduced in the second quarter of 2005.  The overall decrease in driver net revenue results from lower sales of RPM and Ovation driver product families as they progress farther in their life cycle.

Net sales of irons increased to $10.2 million, or 68.3% of total net sales, from $4.2 million, or 40.8% of total net sales, for the three months ended September 30, 2006 and 2005, respectively.  The increase was primarily generated from the net sales of Idea A2 and A2 OS irons which were launched in the late part of third quarter 2005 and GT3 Irons while the prior period net sales primarily resulted from the Original Idea irons and A2 and A2 OS irons for a short period of time.

Net sales of fairway woods decreased to $2.1 million, or 14.0% of total net sales, compared to $2.6 million, or 25.5% of total net sales, for the three months ended September 30, 2006 and 2005, respectively.  This period's net sales were generated from Idea A2, A2 OS and Idea Pro I-woods and the RPM LP Fairway woods.  The prior period's net sales were generated from Ovation fairway woods, Idea, A2 and A2 OS I-woods, RPM SS and Ti Fairway woods and Original Tight Lies fairway woods.

We are currently dependent on five customers, which collectively comprised approximately 28% of net sales for the three months ended September 30, 2006.  Of these, two customers individually represented greater than 5% but less than 10% of net sales, and no customers represented greater than 10% of net sales.  Should these customers or our other customers fail to meet their payment obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the U.S. increased to $2.1 million, or 14.1% of total net sales, from $1.2 million, or 11.8% of total net sales, for the three months ended September 30, 2006 and 2005, respectively.  Net sales resulting from countries outside the U.S. excluding Canada increased to 5.0% of total net sales for the three months ended September 30, 2006 compared to 1.7% of total net sales for the three months ended September 30, 2005.

Cost of goods sold increased to $8.6 million, or 57.3% of total net sales, for the three months ended September 30, 2006 from $6.0 million, or 59.2% of total net sales, for the comparable period of 2005.  The decrease as a percentage of total net sales is primarily due to changes in the product mix and stronger selling prices and volume of the A2 and A2 OS irons during this quarter.

Selling and marketing expenses increased to $4.3 million for the three months ended September 30, 2006 from $4.2 million for the comparable period in 2005.  The increase is primarily the result of additional commission expense of $0.3 million as a result of the increased net sales during the period.

General and administrative expenses increased to $2.0 million for the three months ended September 30, 2006 from $1.6 million for the comparable period in 2005.  The increase is primarily a result of $0.2 million of bad debt expense resulting from our continued efforts to maintain adequate reserves for accounts receivable.

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $0.7 million for the three months ended September 30, 2006 from $0.6 million for the comparable period in 2005.

Settlement expense was zero for the three months ended September 30, 2006 compared to a reversal of expense of $1.8 million for the three months ended September 30, 2005. The reversal settlement expense in 2005 was a result of the reversal of the accrued expenses for the settlement agreement that was reached with Mr. Nick Faldo in regards to the dispute regarding provisions of his prior professional services agreement with Adams Golf.  Since Mr. Faldo did not perform the minimum requirements of his contract, the Company is no longer due to make any future payments under that agreement.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Total net sales increased to $63.0 million for the nine months ended September 30, 2006 from $46.8 million for the same comparable period of 2005 primarily resulting from the successful product introductions of the Idea A2 and A2 OS Irons.  Overall, product family life cycles generally range from one to three years, and each product family varies in its life cycle as there are multiple factors influencing the life, such as, but not limited to, customer acceptance, competition and technology.

Net sales of drivers decreased to $6.8 million, or 10.8% of total net sales, for the nine months ended September 30, 2006 from $14.5 million, or 31.1% of total net sales, for the comparable period of 2005.  A large portion of the driver net sales for the nine months ended September 30, 2006 was generated by the RPM Ti and RPM Dual product lines, which were introduced in the second quarter of 2005, respectively.  The overall decrease in driver net revenue results from lower sales of RPM and Ovation driver product families as they progress farther in their life cycle.

Net sales of irons increased to $42.4 million, or 67.3% of total net sales, from $18.2 million, or 38.9% of total net sales, for the nine months ended September 30, 2006 and 2005, respectively.  The increase was primarily generated from the net sales of Idea A2 and A2 OS irons while the prior period net sales primarily resulted from the Original Idea irons and integrated iron sets.

Net sales of fairway woods increased to $12.5 million, or 19.9% of total net sales, from $12.4 million, or 26.4% of total net sales, for the nine months ended September 30, 2006 and 2005, respectively.  This period's net sales were generated from RPM Low Profile fairway woods and Idea A2 and A2, A2 OS and Original Idea I-woods.  The prior period's net sales were generated from RPM Ti and stainless steel fairway woods, Ovation fairway woods, Idea I-woods and Original Tight Lies fairway woods.

We are currently dependent on four customers, which collectively comprised approximately 25% of net sales for the nine months ended September 30, 2006.  Of these, two customers individually represented greater than 5% but less than 10% of net sales and no customers represented greater than 10% of net sales.  Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the U.S. increased to $11.2 million, or 17.8% of total net sales, from $6.6 million, or 14.2% of total net sales, for the nine months ended September 30, 2006 and 2005, respectively.  Net sales resulting from countries outside the U.S. excluding Canada increased to 6.4% of total net sales for the nine months ended September 30, 2006 compared to 2.9% of total net sales for the nine months ended September 30, 2005.

Cost of goods sold increased to $35.0 million, or 55.5% of total net sales, for the nine months ended September 30, 2006 from $24.7 million, or 52.9% of total net sales, for the comparable period of 2005.  The increase as a percentage of total net sales is primarily due to changes in the product mix, coupled with decreases in fairway wood and driver net pricing and increases in some component pricing and other inventory related costs.

Selling and marketing expenses increased to $15.8 million for the nine months ended September 30, 2006 from $13.4 million for the comparable period in 2005.  The increase is primarily the result of additional commission expense of $1.2 million as a result of the increased net sales during the period.  In addition, advertising and promotional expense increased $0.4 million as a result of our support of the newly launched Idea A2 and A2 OS irons and RPM Low Profile fairway woods and an increase in tour player expenses of $0.3 million.

General and administrative expenses increased to $5.8 million for the nine months ended September 30, 2006 from $5.5 million for the comparable period in 2005. The increase is a result of $0.3 million of bad debt expense resulting from our continued efforts to maintain adequate reserves for Accounts Receivable.

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $1.9 million for the nine months ended September 30, 2006 from $1.7 million for the comparable period in 2005.

Settlement expense was zero for the nine months ended September 30, 2006 compared to a reversal of expense of $1.8 million for the nine months ended September 30, 2005. The reversal settlement expense in 2005 was a result of the reversal of the accrued expenses for the settlement agreement that was reached with Mr. Nick Faldo in regards to the dispute regarding provisions of his prior professional services agreement with Adams Golf.  Since Mr. Faldo did not perform the minimum requirements of his contract, the Company is no longer due to make any future payments under that agreement.

Other income decreased to zero for the nine months ended September 30, 2006 from $1.0 million for the comparable period in 2005 which is attributable to our one time receipt of a $965 thousand insurance claim paid by our insurance carrier in connection with an embezzlement which occured during the period from 2001 through 2004.  This event was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004.

Our inventory balances were approximately $22.9 million and $16.2 million at September 30, 2006 and December 31, 2005, respectively.  The increase in inventory levels is primarily a result of the increased purchasing related to the newly released A2 and A2 OS iron sets launched in the third quarter of 2005 and Idea Pro Irons launched in the third quarter of 2006.

Our net accounts receivable balances were approximately $13.9 million and $14.2 million at September 30, 2006 and December 31, 2005, respectively.  The decrease is primarily due to the seasonality of the business, as a large portion of sales are generated in the first and second quarters of the year and collected thereafter.

Our accounts payable balances were approximately $7.2 million and $4.7 million at September 30, 2006 and December 31, 2005, respectively.  The increase in accounts payable is primarily associated with increases in inventory purchases associated with the recent product launch of the Idea A2 and A2 OS irons and Idea Pro irons.

Our accrued liabilities balances were approximately $6.3 million and $7.3 million at September 30, 2006 and December 31, 2005, respectively.  The decrease in accrued liabilities is primarily associated with the reduced levels of inventory in transit at September 30, 2006.

Liquidity and Capital Resources

Cash and cash equivalents increased to $11.7 million at September 30, 2006 compared to $10.7 million at December 31, 2005.  During the nine months ended September 30, 2006 inventory increased $6.7 million.   These increases were partially offset with a decrease in accounts receivable of $0.3 million and an increase in accrued expenses and accounts payable of $1.6 million.

In February 2006, we signed a revolving credit agreement with Bank of Texas to provide up to $10.0 million in short term debt.  The agreement is collateralized by all of our assets and requires, among other things, us to maintain certain financial performance levels relative to the cash flow leverage ratio and fixed charge coverage ratio, but only when we have an outstanding balance on the facility.  Interest on outstanding balances varies depending on the portion of the line that is used and accrues at a rate from prime less one percent to prime and is due quarterly.  As of November 3, 2006, we have no outstanding borrowings on our credit facility.

Working capital increased at September 30, 2006 to $35.7 million compared to $29.9 million at December 31, 2005.   Approximately 28% of our current assets are comprised of accounts receivable at September 30, 2006.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability, often to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  We expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect a significant portion of the trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under the credit facility, we would be required to obtain additional financing or limit expenditures to the extent of available cash on hand, all of which could significantly adversely effect our current growth plans and result in a material adverse effect on our results of operations, financial condition and/or liquidity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our Disclosure Controls and Procedures as of the end of the period covered by this report.   Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our Company, particularly during the period in which this report was being prepared, and that our Disclosure Controls and Procedures were effective.  There were no changes to our Internal Controls Over Financial Reporting during the nine months ended September 30, 2006 that has materially affected or is reasonably likely to materially affect our Internal Controls Over Financial Reporting.

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

We maintain directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  Specifically, Zurich American Insurance Company provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million.  On March 30, 2006, Zurich American Insurance Company notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  We are currently assessing whether Zurich's denial of coverage is appropriate and the effect, if any, the denial has on insurance coverage for the layers of exposure exceeding $20 million.  At this point in the legal proceedings, we cannot predict with any certainty the outcome of the matter, per the guidance in SFAS 5, and thus can not reasonably estimate future liability on the conclusion of the events, if any.

The underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that the $1 million payment under the insurance policy satisfies our indemnification obligation, or alternatively, that there are reasons why the Company may not have any further indemnification obligations.  We are in negotiations with the underwriters, and if necessary, may dispute any further requests for indemnification.  At this point, we cannot predict with any certainty, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

On March 16, 2006, we became aware of a lawsuit filed against us in U.S. District Court in the Southern District of California by TaylorMade, a division of Adidas-Salomon AG.  The lawsuit alleges generally that we violated three patents held by TaylorMade (one design patent and two utility patents) in the manufacture of drivers.  We have engaged in settlement negotiations with TaylorMade with the common goal of finalizing the settlement agreement by the end of December 2006.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

Item 1A. Risk Factors

We have included in Part I, 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, a description of certain risks and uncertainties that could have an affect on our business, future performance, or financial condition.  We have evaluated our current risk factors and report the following additional risk factor:

Risks of  Adequate Insurance Coverage

The Company invests in various insurance policies to cover different aspects of our business, including but not limited to, Property, Commercial Liability, Workers Compensation, Business Interruption, Foreign Liabilities, Auto, Crime, Employment Practices and Directors and Officers Insurance.  Although the Company obtains various insurance policies, unforeseen situations or events may arise that could limit the amount or types of insurance coverage.

Currently, we have potential exposure in our Directors and Officers insurance policy covering the time period of the class action lawsuit, where our third layer of coverage for the $5 million layer between $15 million and $20 million is currently being denied by Zurich, as they claim that we did not notify them timely in the class action lawsuit.  In addition, there is potential that Zurich's denial of coverage could adversely affect the coverage layers exceeding the $20 million level.  Additionally, our Directors and Officers insurance policy covering the time period of the class action lawsuit has an endorsement that limits the defense costs covered under the policy for the underwriters of the IPO to $1 million, and at this time the underwriters' attorneys have exhausted this $1 million sublimit.  To the extent that our Company is liable for any material amounts denied under or in excess of our Directors and Officer's insurance, or any other insurance policy for that matter, it could have a material effect on our business and our results of operations.

Item 6(a).  Exhibits

See exhibit index on pages 29-30.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.
ADAMS GOLF, INC.

Date: November 7, 2006	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President

Date: November 7, 2006	By: /S/ ERIC LOGAN
Eric Logan
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2006	By: /S/ PAMELA J. HIGH
Pamela J. High
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 3.3	Amended and Restated Audit Committee charter	Incorporated by reference to Annex A of the 2004 Proxy Statement (Annex A)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Adams Golf Equity Incentive Plan	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 February 9, 2004 File No. 333-112622 (Exhibit 4.7)

Exhibit 4.8	Amendment to Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 July 13, 2006 File No. 333-112622 (Exhibit 4.8)

Exhibit 10.1	Settlement Agreement between Adams Golf, Ltd. And Nicholas A. Faldo	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended September 30, 2001 (Exhibit 10.19)

Exhibit 10.2	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003 (Exhibit 10.12)

Exhibit 10.3	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 (Exhibit 10.16)

Exhibit 10.4*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 (Exhibit 10.17)

Exhibit 10.5*	Revolving line of Credit between Adams Golf, Inc and Bank of Texas	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005 (Exhibit 10.8)

Exhibit 10.6	Employment Agreement - Byron H. (Barney) Adams	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005 (Exhibit 10.9)

Exhibit 10.7	Change of Control - Eric Logan	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended March 31, 2006 (Exhibit 10.7)

Exhibit 10.8	Commercial Lease Agreement dated August 16, 2006, between MDN/JSC -II Limited and the Company	Included in this filing

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

___________________
*  The SEC has granted our request for confidential treatment of certain portions of these agreements.