Form 10-K
period 2006-12-31
ADAMS GOLF INC
filed 2007-03-14
CIK 1059763

eceived

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
☐ Yes   ☒ No

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant at June 30, 2006 was $14,140,281 based on the closing sales price of $1.57 per share of the Registrant's common stock on the OTC Bulletin Board.

The number of outstanding shares of the Registrant's common stock, par value $.001 per share, was 24,002,356 on March 9, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant's definitive proxy statement, which will be filed on or before April 30, 2007, for the Annual Meeting of Stockholders to be held on or about May 15, 2007.

ADAMS GOLF, INC.
FORM 10-K
TABLE OF CONTENTS
PART I
	Item 1.	Business	Page 3
	Item 1A.	Risk Factors	Page 11
	Item 2.	Properties	Page 17
	Item 3.	Legal Proceedings	Page 17
	Item 4.	Submission of Matters to a Vote of Security Holders	Page 18

PART II
	Item 5.	Market for Registrant's Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities	Page 19
	Item 6.	Selected Financial Data	Page 21
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 21
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	Page 31
	Item 8.	Financial Statements and Supplementary Data	Page 32
	Item 9A.	Controls and Procedures	Page 32

PART III
	Item 10	Directors and Executive Officers of the Registrant	Page 33
	Item 11	Executive Compensation	Page 33
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Page 33
	Item 13	Certain Relationships and Related Transactions	Page 33
	Item 14	Principal Accounting Fees and Services	Page 33

PART IV
	Item 15	Exhibits and Financial Statement Schedules	Page 34

Forward Looking Statements

This Annual Report contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  The statements include, but are not limited to: statements regarding pending litigation, statements regarding liquidity and our ability to increase revenues or achieve satisfactory operational performance, statements regarding our ability to satisfy our cash requirements and our ability to satisfy our capital needs, including cash requirements during the next twelve months, statements regarding our ability to produce products commercially acceptable to consumers and statements using terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe".  Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

--	Product development difficulties;
--	Product approval and conformity to governing body regulations;
--	Assembly difficulties;
--	Product introductions;
--	Patent infringement risks;
--	Uncertainty of the ability to protect intellectual property rights;
--	Market demand and acceptance of products;
--	The impact of changing economic conditions;
--	The future market for our capital stock;
--	The success of our marketing strategy;
--	Our dependence on one supplier for a majority of our inventory products;
--	Our dependence on suppliers who are concentrated in one geographic region;
--	Our dependence on a limited number of customers;
--	Business conditions in the golf industry;
--	Reliance on third parties, including suppliers;
--	The impact of market peers and their respective products;
--	The actions of competitors, including pricing, advertising and product development risks concerning future technology;
--	The management of sales channels and re-distribution;
--	The uncertainty of the results of pending litigation;
--	The adequacy of the allowance for doubtful accounts, obsolete inventory and warranty reserves;
--	The risk associated with the events that may prove unrecoverable under existing insurance policies; and
--	The impact of operational restructuring on operating results and liquidity and one-time events and other factors detailed in this Annual Report under "Risk Factors" in Part II, Item 1A, below.

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

Item 1.  Business

General

Founded in 1987, Adams Golf, Inc. initially operated as a component supplier and contract manufacturer.   Thereafter, we established our custom fitting operation.  Today we design, assemble, market and distribute premium quality, technologically innovative golf clubs, including Idea A2 and A2 OS irons, Tech OS irons, Idea Pro Irons and Idea A2, Tech OS and Idea Pro I-woods, Idea, A1 and A1 Pro Irons and Idea i-woods, the Insight drivers and fairway woods, RPM drivers and fairway woods, Ovation drivers and fairway woods, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, the Tight Lies GT3 and GT2 irons and i-woods, the Tom Watson signature and Puglielli series of wedges, and certain accessories. Our Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  We completed an internal reorganization in 1997, and we now conduct our operations through several direct and indirect wholly-owned subsidiaries, agencies and distributorships.

Segments and Products

Adams Golf operates in a single segment within the golf industry (golf clubs and accessories) and offers more than one class of product within that segment.  We currently offer the following classes of products:

Drivers

We currently offer a variety of different driver models based on the shape, size and material used in the club head. Our current driver heads are made of titanium, stainless steel and/or carbon fiber, depending on the model.  The shafts of our drivers are generally graphite.  In June, 2005 we introduced the Redline RPM Dual series of drivers, which offers a 460cc titanium driver head, a carbon fiber crown and 2 movable weights.  In February, 2006 we introduced the RPM Ti driver, which features a 460cc titanium driver head and a fixed 16 gram sole weight place to maximize forgiveness and help shot shaping.  In February, 2007 we introduced our new Insight BUL, Belle and BTY series of drivers.  By dramatically shaping and expanding the perimeter of the clubhead, we created a club that reached 5,000 MOI (Moment of Inertia).  Increased MOI generally reduces side spin, increases ball speed and provides greater stability at impact.

Fairway Woods

In February, 2006 we introduced the RPM Low Profile series of fairway woods.  Engineered to provide increased MOI and a lower center of gravity, the RPM Low Profile fairway woods are designed to provide confidence at address from a variety of fairway lies.  In February, 2007 we introduced the Insight BUL, Belle and BTY series of fairway woods.  The Insight series of fairway woods provide a material advantage to golfers—the clubs include a one piece titanium face and crown brazed to a stainless steel body.  They are the first and only fairway wood manufactured this way.  The Insight fairway woods won the Gold designation in the 2007 Golf Digest Hot List voting, and were the category leader in “Outstanding Technology” in the fairway wood category.  We offer a variety of individual hybrid irons in the recently introduced Idea a2, a2 OS, Tech OS and Idea Pro lines.  These individual hybrids are designed to combine the distance of long iron with the playability of a fairway wood.  The Idea Pro hybrid line won the Editor’s Choice in the hybrid category in the 2007 Golf Digest Hot List voting, and is gaining increasing popularity on the PGA, Champion’s, Nationwide and LPGA professional golf tours.

Irons

In September, 2005 we launched our Idea a2 and a2 OS line of integrated hybrid iron sets.  The a2 irons are offered in an 8 piece men’s set, with two graphite-shafted hybrid irons integrated into the set.  The Idea a2 OS irons are offered in 3 different 8 piece configurations—one for men, one for women, and one for seniors.  We also offer 5 different colors versions of the Idea a2 OS Women’s 12 piece set. The set includes a 460cc titanium driver, 2 fairway woods, an 8 piece Women’s Idea a2 OS iron set with 4 hybrid irons integrated into the set, a putter and a bag.  Idea a2 and a2 OS iron sets utilize a2 and a2 OS i-Woods—a hybrid club that is part iron and part wood—for long irons.  These i-Woods are designed to combine the distance of a long iron with the playability of a fairway wood.

In September, 2006 we launched the Idea Tech OS and Idea Pro series’ of integrated hybrid iron sets.  The Idea Tech OS irons are offered in an 8 piece men’s set, women’s set and senior’s set.  Each set comes with 4 graphite shafted hybrid irons, with a heel biased adjustable weight port for swing weight, shaft, or length adjustment.  These high-tech sets also include titanium faces for increased ball speed and more distance and composite crowns for low center of gravity and high launch.  The Idea Pro series is offered in an 8 piece men’s set, which includes 2 Idea Pro hybrids and 6 forged irons.  The Idea Pro hybrids won the Editor’s Choice in the hybrid category in the 2007 Golf Digest Hot List voting, and the 6 forged irons are crafted with forged carbon 8620 steel for ultimate feel and sound desired by the better players.  The Idea Pro line of irons is an integrated set of tour-proven hybrids and forged irons that are marketed to serious golfers.

Wedges and Other

As a complement to the Idea irons, we offer the Tom Watson signature wedges with a classic profile and our newest line of wedges, Puglielli wedges, launched in September 2005.  We also offer a line of putters, golf bags, hats and other accessories.

Percentage of Net Sales by Product Class

	2006	2005	2004

Drivers	9.6%	27.8%	19.6%
Fairway Woods	19.5	25.8	38.1
Irons	67.9	42.4	39.7
Wedges and Other	3.0	4.0	2.6

Total	100.0%	100.0%	100.0%

Our growth and ultimate success depends, in large part, on our ability to develop and introduce new products that are accepted by consumers in the marketplace.  Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection.  Certain products we previously introduced have not met the level of consumer acceptance anticipated by management.  No assurance can be given that we will be able to continue to design, manufacture and introduce new products that will meet with market acceptance.  Failure by us to identify and develop innovative new products that achieve widespread market acceptance would adversely affect our future growth and viability.  Additionally, successful technologies, designs and product concepts are likely to be copied by competitors.  We are certain that our products and technologies have been copied by competitors in the past, resulting in, among other things, the diversion of management's attention, confusion in the marketplace and price/margin erosion.  Our operating results have fluctuated and could continue to fluctuate as a result of the number, timing and market acceptance of new product introductions by us and our competitors.

Design and Development

Our design and development team is responsible for developing, testing and introducing new technologies and product designs.  This team is currently led by Tim Reed, Vice President-Research and Development.  Prior to joining our company, Mr. Reed spent over 18 years in the golf industry and, most notably, was responsible for all new product introductions at TearDrop Golf Company, which included TearDrop Putters and Tommy Armour and Ram brand golf clubs.

Together with management, the design and development team engages in a four-step process to create new products.

Market Evaluation - Prior to development of any potential concepts, our management team, in conjunction with the design and development team, performs an extensive evaluation of the current golf market to determine which particular product classes we will pursue for concept development.  As a part of the market evaluation, we analyze our current product offerings against current and anticipated competitor products with respect to consumer preferences.  To determine consumer preferences, we utilize our independent sales force, consumer surveys and market intelligence tools that solicit product and design characteristics desired by consumers.  Once the consumer product and design characteristics are determined and evaluated, management and the design and development team determine the product classes and types of products that will be pursued for the upcoming season.

Performance Characteristics - For the product classes and the types of products to be offered within those classes, management evaluates the target market for our new concepts and the performance characteristics that are commensurate with the target market.  Performance characteristics are always predicated on producing high quality, high performance products.  Certain performance characteristics that are evaluated include easy playability, ball flight and spin objectives, desired weight and feel of the product and conformity to U.S. Golf Association ("USGA") golf equipment standards.

Patent Review - We consider patent protection for our technologies and product designs to be an important part of our development strategy; however, we may elect not to seek patent protection for some of our technologies or product designs.  We, in conjunction with our patent attorneys, conduct a search of prior art and existing products to determine whether a new product idea may be covered by an existing patent.  Patent review, depending upon the complexity of the design involved, generally requires between one and six months to complete; however, this stage of product development typically occurs in conjunction with one or more of the other three R&D steps.

Development - Concurrent with the patent review process, the design and development team begins to develop computer generated working designs incorporating the desired performance characteristics, which are then modeled using in-house rapid prototyping systems.  During the development phase, substantial consideration is also given to optimal shaft performance, cosmetics and sound characteristics.  Once prototypes are developed, they are subjected to stringent iterative testing requirements to determine if the product will deliver the desired performance.  In certain circumstances, prototypes are distributed to consumers to solicit feedback with respect to specific product performance characteristics and consumer perception.  Using consumer feedback, subsequent modifications are made to the products to achieve the performance requirements desired by the identified target market.

Historically, the entire process from Market Evaluation through Development has taken from six to twelve months to complete.

Our research and development expenses were approximately $2,607,000, $2,285,000 and $1,847,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Patents

Our ability to compete effectively in the golf club market may depend on our ability to maintain the proprietary nature of our technologies and products.  As of the date hereof, we hold 20 U.S. patents relating to certain products and proprietary technologies and we have 14 patent applications pending.  Assuming timely payment of maintenance fees, if any, we expect that the 20 currently issued patents will expire on various dates between 2009 and 2021.  We hold patents with respect to the design of the Insight, RPM, Redline, Ovation,Tight Lies fairway wood, the SC Series driver, the Tight Lies Idea and GT irons, including our graphite tipped (GT) shaft, and the Tight Lies ST fairway wood and driver heads.  There can be no assurance, however, as to the degree of protection afforded by these or any other patents we hold or as to the likelihood that patents will be issued from the pending patent applications.  Moreover, our patents may have limited commercial value or may lack sufficient breadth to adequately protect the aspects of our products to which the patents relate.  As of the date hereof, we hold 18 foreign patents and we have 15 foreign patent applications pending.  The U.S. patents we hold do not preclude competitors from developing or marketing products similar to our products in international markets.

There can be no assurance that competitors, many of whom have substantially greater resources than we do and have made substantial investments in competing products, will not apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products.  We are aware of numerous patents held by third parties that relate to products competitive to us.  There is no assurance that these patents would not be used as a basis to challenge the validity of our patent rights, to limit the scope of our patent rights, or to limit our ability to obtain additional or broader patent rights.  A successful challenge to the validity of our patents may adversely affect our competitive position.  Moreover, there can be no assurance that such patent holders or other third parties will not claim infringement by us with respect to current and future products.  Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually issue with claims that may be infringed by our products or technologies.  The defense and prosecution of patent suits is costly and time-consuming, even if the outcome is favorable.  This is particularly true in foreign countries where the expenses associated with such proceedings can be prohibitive.  An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties, require us and others to cease selling products, or require disputed rights to be licensed from third parties.  Such licenses may not be available on satisfactory terms, if at all.

Despite our efforts to protect our patent and other intellectual property rights, unauthorized parties have attempted and are expected to continue to attempt to copy all, or certain aspects of, our products.  Policing unauthorized use of our intellectual property rights can be difficult and expensive, and while we generally take appropriate action whenever we discover any of our products or designs have been copied, knock-offs and counterfeit products are a persistent problem in the performance-oriented golf club industry.  There can be no assurance that our means of protecting our patent and other intellectual property rights will be adequate.

Raw Materials, Manufacturing and Assembly

We manage all stages of manufacturing, from sourcing to assembly, in order to maintain a high level of product quality and consistency.  We establish product specifications, select the material used to produce the components and test the specifications of components we receive.

As part of our quality control program, we review the quality assurance programs at the manufacturing facilities of our component part suppliers to monitor adherence to design specifications.  In addition to the quality assurance conducted by the suppliers at their facilities, we also conduct random sampling and perform testing of products received from the suppliers or produced at our facility to ensure consistency with our design specifications. Golf clubs are then built by our assembly personnel using the appropriate component parts.

We have put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure quality of components.  We are continually re-evaluating existing vendors while testing potential new vendors for the various product lines we offer.  At any time, we may purchase a substantial majority of our volume of a specific component part from a single vendor, but we continually strive to maintain a primary and several secondary suppliers for each component part.  Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China and Taiwan.  Because many of our available component suppliers are located in close proximity in Asia, this concentration could adversely affect our ability to obtain components resulting from negative events such as, but not limited to, foreign government relations, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and fluctuation in exchange rates could adversely affect our ability to obtain components.

We could, in the future, experience shortages of components or periods of increased price pressures, which could have a material adverse effect on our business, results of operations, financial position and/or liquidity.  To date, we have not experienced any material interruptions in supply from any sole supplier.

Marketing

The goals of our marketing efforts are to build our brand identity and drive sales through our retail distribution channels.  To accomplish these goals, we currently use golf-specific advertising, engage in promotional activities, and capitalize on our relationships with well known professional golfers.

Endemic Advertising - Our primary advertising efforts focus on golf-specific advertising, which include advertising with television commercials that run during golf tournaments and advertising in golf-related magazines and certain newspapers.  We also sponsor developmental professional tours and selected golf tournaments.

Promotional Activities - We engage in a variety of promotional activities to sell and market our products.  Such activities have included consumer sweepstakes and promotional giveaways with certain purchases.

Relationships with Professional Golfers - We have entered into endorsement contracts with professional golfers on the PGA, Champions PGA, Nationwide and LPGA Tours and believe that having a presence on these tours promotes the image of our product lines and builds brand awareness.  In January 2005, we entered into a five year endorsement agreement with Tom Watson, which will expire on December 31, 2009.  Under the terms of the agreement, Mr. Watson is entitled to an annual retainer and bonuses contingent on the levels of his performance in golf events.  In exchange for the compensation noted above, Mr. Watson must meet and maintain certain performance requirements, which include, but are not limited to, exclusive use of our products, participation in a minimum number of events and feedback on performance of our products.  In addition to the agreement with Mr. Watson, we have entered into endorsement agreements with other well-known professionals such as Bernard Langer, Scott Hoch, Brittney Lincicome, Brittany Lang, Steve Wheatcroft, Michael Boyd, Bubba Dickerson, D.A. Weibring, Allen Doyle, Tom Jenkins, Des Smyth, and Jerry Pate, which expire at various dates through 2009 and require the use of certain of our products.

Markets and Methods of Distribution

Our net sales are primarily derived from sales to on- and off- course golf shops, sporting goods retailers, mass merchants and, to a lesser extent, international distributors.  No assurances can be given that demand for our current products or the introduction of new products will allow us to achieve historical levels of sales in the future.

Sales to Retailers - We sell a majority of our products to selected retailers.  We believe our selective retail distribution strategy helps our retailers maintain profitable margins and maximize sales of our products.  For the year ended December 31, 2006, sales to U.S. specialty retailers, mass merchants, sporting goods retailers, and on course accounts accounted for approximately 83% of our total net sales, as compared to approximately 86% for the year ended December 31, 2005.  As products mature, they may be sold to alternative channels of distribution, which are not in direct competition with selected retailers for premier product lines.

We maintain a field sales staff that at February 21, 2007 consisted of 53 independent sales representatives, one senior vice president, two regional vice presidents, a key accounts director and thee regional sales managers, who are in regular personal contact with our retail accounts (approximately 4,000 retailers).  These sales representatives, sales managers and regional vice presidents are supported by nine inside sales representatives who maintain contact with our retailers nationwide.  The inside sales representatives also serve in a customer service capacity as we believe that superior customer service can significantly enhance its marketing efforts.

International Sales - International sales are made primarily in Europe, Canada, Japan and other Asian regions.  International sales in Canada are made through an agency relationship.  Sales in Japan are made through an independent distributor.  Prior to that date, sales were made through our wholly-owned subsidiary.  Sales in the United Kingdom are made through an independent distributor.  International sales to other countries throughout the world are made through a network of approximately 30 independent distributors.  For the years ended December 31, 2006, 2005 and 2004, international sales accounted for approximately 17.1%, 14.1% and 11.4%, respectively, of our net sales.

Web Site - We maintain a Web site at www.adamsgolf.com, which allows the visitor to access certain information about our products and heritage, locate retailers, inquire into careers, access corporate information related to corporate governance and news releases, and inquire about contacting us directly.  We do not currently sell our products via our Web site.

Unauthorized Distribution of Counterfeit Clubs

Despite our efforts to limit our distribution to selected retailers, some quantities of our products have been found in unapproved outlets or distribution channels, including unapproved retailers conducting business on common internet auction sites.  The existence of a "gray market" in our products can undermine the sales of authorized retailers and foreign wholesale distributors who promote and support our products and can injure our image in the minds of our customers and consumers.  We make efforts to limit or deter unauthorized distribution of our products, but do not believe the unauthorized distribution of our products can be totally eliminated.  We do not believe that the unauthorized distribution of our clubs has had, or will have, a material adverse effect on our results of operations, financial condition or competitive position, although there can be no assurance as to future effects resulting from the unauthorized distribution of our products.

In addition, we are occasionally made aware of the existence of counterfeit copies of our golf clubs, particularly in foreign markets.  We take action in these situations through local authorities and legal counsel where practical.  We do not believe that the availability of counterfeit clubs has had or will have a material adverse effect on our results of operations, financial condition and/or competitive position, although there can be no assurance as to future effects resulting from the unauthorized distribution of our products.

Industry Specific Requirements

We perform ongoing credit evaluation of our wholesale customers' financial condition and generally provide credit without the requirement of collateral from these customers.  We measure each customer's financial strength using various key aspects such as, but not limited to, the customer's overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer’s balance that is past due and other various items.  We also look at the overall aging of the receivables in total and relative to prior periods to determine the appropriate reserve requirements.   Periods will fluctuate depending on the strength of the customers and the change in mix of customer and their respective strength could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  We believe we have adequate reserves for potential credit losses.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific retail customers.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability often to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  We expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.

In addition to extended payment terms, the nature of the industry also requires that we carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  Our inventory balances were approximately $24,651,000 and $16,151,000 at December 31, 2006 and 2005 respectively.  The increase in inventory levels over these dates is primarily a result of incremental purchasing of inventory for recently introduced product lines.  A significant portion of our inventory purchases are from one supplier representing approximately 62% and 53% for the years ended December 31, 2006 and 2005, respectively.  This supplier and many other industry suppliers are located predominately in China.  We do not anticipate any changes in the relationships with our suppliers; however, if such change were to occur, we believe we would have alternative sources available, although replacing product could take six to nine months.

Major Customers

We are currently dependent on four customers, which collectively comprised approximately 25.2% of net revenues for the year ended December 31, 2006.  Of these customers, three individual customers represented greater than 5% but less than 10% of net revenues for the year ended December 31, 2006, while no customer represented greater than 10% of net revenues for the year ended December 31, 2006. For the year ended December 31, 2005, five customers comprised approximately 26.0% of net revenues.  Of these customers, no customer individually represented greater than 5% but less then 10% of net revenues, and one customer represented greater than 10% but less then 15% of net revenues for the year ended December 31, 2005.  For the year ended December 31, 2004, six customers comprised approximately 26.4% of net revenue, of which only one customer represented greater than 5% but less than 10%.  The loss of an individual customer or a combination of these customers would have a material adverse effect on our consolidated revenues, results of operations, financial condition and competitive market position.

Seasonality and Quarterly Fluctuations

Golf generally is regarded as a warm weather sport, and net sales of golf equipment have been historically strongest for us during the first and second quarters.  In addition, net sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions.  A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on our business, operating results and/or financial condition.  In addition, our future results of operations could be affected by a number of other factors, such as unseasonable weather patterns and natural disasters such as hurricanes, which could interrupt our sales patterns and could generate hardships for customers in the effected area, demand for and market acceptance of our existing and future products; new product introductions by our competitors; competitive pressures resulting in lower than expected selling prices; and the volume of orders that are received and which can be fulfilled in a quarter.  Any one or more of these factors could adversely affect us or result in us failing to achieve our expectations as to future sales or operating results.

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

Backlog

The amount of our backlog orders at any particular time is affected by a number of factors, including seasonality and scheduling of the manufacturing and shipment of products.  At February 21, 2007, we had current backorders of $4,774,000, or 6.3% of total net sales for the year ended December 31, 2006, and orders to be fulfilled at a future date, not to exceed the current year, of $3,610,000, or 4.7% of total net sales for the year ended December 31, 2006.  At February 24, 2006, we had current backorders of $1,901,000, or 3.4% of total net sales for the year ended December 31, 2005, and orders to be fulfilled at a future date, not to exceed the current year, of $6,823,000, or 12.1% of total net sales for the year ended December 31, 2005.  The current increase in backorders is a result of our most recent product introduction, the Insight drivers and fairway woods, which was launched in the February of 2007 and Tech OS and Idea Pro Irons launched in the third quarter of 2006.  We have concluded that, for this purpose, a backorder of greater than 10% of total annual net sales would be significant.  We do not anticipate that a significant level of orders will remain unfilled within the current fiscal year.   In addition, we believe that the amount of its backlog is not an appropriate indicator of levels of future sales.

Competition

The golf club market is highly competitive.  We compete with a number of established golf club manufacturers, some of which have greater financial and other resources than us.  Our competitors include Callaway Golf Company, adidas-Salomon AG (Taylor Made - adidas Golf), Nike, Inc. (Nike Golf), Fortune Brands, Inc. (Titleist and Cobra) and Karsten Assembly Company (PING), among others.  We compete primarily on the basis of performance, brand name recognition, quality and price.  We believe that our ability to market our products through multiple distribution channels, including on- and off- course golf shops and other retailers, is important to the manner in which we compete.  The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors, including, among others, advertising, media, promotions and product endorsements.  These preferences may also be subject to rapid and unanticipated changes.  We could face substantial competition from existing or new competitors who introduce and successfully promote golf clubs that achieve market acceptance.  Such competition could result in significant price erosion or increased promotional expenditures, either of which could have a material adverse effect on our business, operating results and/or financial condition.  There can be no assurance that we will be able to compete successfully against current and future sources of competition or that our business, operating results and/or financial condition will not be adversely affected by increased competition in the markets in which we operate.

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

The introduction of new products by us or our competitors can be expected to result in closeouts of existing inventories at both the wholesale and retail levels.  Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices.  As the Idea A2 OS product line of irons were introduced, older product lines such as the Original Idea Irons, original Tight Lies fairway woods, RPM and Redline fairway woods and drivers and Tight Lies GT fairway woods and drivers experienced reductions in price at both wholesale and retail levels.

Domestic and Foreign Operations

Domestic and foreign net sales for the years ended December 31, 2006, 2005 and 2004 were comprised as follows:

	2006		2005		2004
Domestic	$63,016,000	82.9%	$48,496,000	85.9%	$50,301,000	88.6%
Foreign	13,014,000	17.1	7,928,000	14.1	6,461,000	11.4

Total	$76,030,000	100.0%	$56,424,000	100.0%	$56,762,000	100.0%

Foreign net sales are generated in various regions including, but not limited to, Canada (a majority of our foreign sales), Europe, Japan, Australia, and South America.  A change in our relationship with one or more of the customers or distributors could negatively impact the volume of foreign sales.

Our business is subject to the risks generally associated with doing business abroad, such as foreign government relations, foreign consumer preferences, import and export control, political unrest disruptions or delays in shipments and changes in economic conditions and fluctuation in exchange rates in which we purchase components or sell our products.  Recent foreign events, including, without limitation, continuing U.S. military operations and the resulting instability in Iraq, could potentially cause a delay in imports or exports due to heightened security with customs.

Employees

At February 21, 2007, we had 147 full-time employees including 52 engaged in production, 19 in order fulfillment, 23 in research and development and quality control, 9 in sales support and 44 in management and administration.  Our employees are not unionized.  We believe that our relations with our employees are good.

Item 1A. Risk Factors

The financial statements contained in this report and the related discussion describe and analyze our financial performance and condition for the periods indicated. For the most part, this information is historical.  Our prior results are not necessarily indicative of our future performance or financial condition.  We, therefore, have included in this report a discussion of certain factors which could affect our future performance or financial condition. These factors could cause our future performance or financial condition to differ materially from its prior performance or financial condition or from our expectations or estimates of our future performance or financial condition.

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

The design of new golf clubs is also greatly influenced by the rules and interpretations of the USGA.  Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by the organization, we believe that it is critical for our future success that new clubs we introduce comply with USGA standards.  We invest significant resources in the development of new products and efforts to comply with USGA standards may hinder or delay development of the product and adversely effect revenues and customer demand.  Additionally, increased costs associated with complying with USGA standards could reduce margins and adversely affect the results of operations.

Uncertainty Regarding Continuation of Profitability

While we generated net income in each of the past four fiscal years, we have not done so consistently prior to that period and experienced significant losses prior to the year ended December 31, 2003.  There can be no assurance that we will be able to increase or maintain revenues or continue such profitability on a quarterly or annual basis in the future.  An inability to continue such improvements in our financial performance could jeopardize our ability to develop, enhance, and market products, retain qualified personnel, and take advantage of future opportunities or respond to competitive pressures.

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

Our introduction of new products or our competitor's introductions can be expected to result in closeouts of existing inventories at both the wholesale and retail levels.  Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices.   As the Idea A2 OS product line of irons were introduced, older product lines such as the Original Idea Irons, original Tight Lies fairway woods, RPM and Redline fairway woods and drivers and Tight Lies GT fairway woods and drivers experienced reductions in price at both wholesale and retail levels.

Dependence on Key Personnel and Endorsements

Our success depends to an extent upon the performance of our management team, which includes our Chief Executive Officer and President, Oliver G. (Chip) Brewer, III, who participates in all aspects of our operations, including product development and sales efforts.  The loss or unavailability of Mr. Brewer could adversely affect our business and prospects.  In addition, Mr. Tim Reed joined the management team in 2000 in the capacity of Vice President of Research and Development.  If Mr. Reed is unable to continue to lead his team to develop innovative products, it could also adversely affect our business.  With the exception of our Company's Chairman of the Board of Directors, B.H. (Barney) Adams, and Mr. Brewer, none of our Company's officers and employees are bound by employment agreements, and the relations of such officers and employees are, therefore, at will.  We established key-men life insurance policies on the lives of Mr. Brewer and Mr. Reed; however, there can be no assurance that the proceeds of these policies could adequately compensate us for the loss of their services.  In addition, there is strong competition for qualified personnel in the golf club industry, and the inability to continue to attract, retain and motivate other key personnel could adversely affect our business, operating results and/or financial condition.

We have entered into endorsement arrangements with certain members of the PGA Tour, the Champions PGA Tour, Nationwide Tour and LPGA tour, including Tom Watson, Bernard Langer, Scott Hoch, Brittney Lincicome, Brittany Lang, Steve Wheatcroft, Michael Boyd, Bubba Dickerson, D.A. Weibring, Allen Doyle, Tom Jenkins, Des Smyth, and Jerry Pate, and other notable players.  The loss of one or more of these endorsement arrangements could adversely affect our marketing and sales efforts and, accordingly, our business, operating results and/or financial condition.  From time to time, we negotiate with and sign endorsement contracts with either existing or new tour players.  As is typical in the golf industry, generally the agreements with these professional golfers do not necessarily require that they use our golf clubs at all times during the terms of the respective agreements, including, in certain circumstances, at times when we are required to make payments to them.  The failure of certain individuals to use our products on one or more occasions has resulted in negative publicity involving us.  No assurance can be given that our business would not be adversely affected in a material way by negative publicity or by the failure of our known professional endorsers to carry and use our products.

Effectiveness of our Marketing Strategy

We have designed our marketing strategy to include advertising efforts in multiple media avenues such as television airtime on golf related events, product education for the consumer through an internet website, publications including periodicals and brochures, and in store media such as point of purchase displays and product introduction fact sheets.  For the years ended December 31, 2006, 2005 and 2004, we spent approximately $5.6 million, $5.0 million and $5.1 million, respectively, on the above listed marketing efforts.  There can be no assurances that a fluctuation in the levels of investments in advertising spending will not result in material fluctuations in the sales of our products.

Source of Supply

A significant portion of our inventory purchases are from one supplier representing approximately 62% and 53% for the years ended December 31, 2006 and 2005, respectively.  This supplier and many other industry suppliers are located predominately in China.  Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China and Taiwan.  We could, in the future, experience shortages of components for reasons including but not limited to the supplier’s production capacity or materials shortages, or periods of increased price pressures, which could have a material adverse effect on our business, results of operations, financial position and/or liquidity.

Adequate Product Warranty Reserves

We provide a limited one year product warranty on all of our golf clubs.  Significant increases in the incidence of such claims may adversely affect our sales and our reputation with consumers.  We establish reserves for warranty claims.  There can be no assurance that this reserve will be sufficient if we were to experience an unexpectedly high incidence of problems with our products.

Risks Associated with Intellectual Property Protection

Imitation of popular club design is widespread in the golf industry.  No assurance can be given that other golf club manufacturers will not be able to successfully sell golf clubs that imitate our products without infringing on our copyrights, patents, trademarks or trade dress.  Many of our competitors have obtained patent, trademark, copyright or other protection of intellectual property rights pertaining to golf clubs.  No assurance can be given that we will not be adversely affected by the assertion by competitors that our designs infringe on such competitor's intellectual property rights.  Litigation in respect to patents or other intellectual property matters, whether with or without merit, could be time-consuming to defend, result in substantial costs and diversion of management and other resources, cause delays or other problems in the marketing and sales of our products, or require us to enter into royalty or licensing agreements, any or all of which could have a material adverse effect on our business, operating results and financial condition.  We have had to defend against infringement claims in the past and will likely be subject to such claims in the future.  Such claims could result in alteration or withdrawal of our existing products and delayed introduction of new products.

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

Sufficient Inventory Levels

In addition to extended payment terms to our customers, the nature of the industry also requires that we carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  Our inventory balances were approximately $24,651,000 and $16,151,000 at December 31, 2006 and December 31, 2005, respectively.  If we were unable to maintain sufficient inventory to meet customer demand on a timely basis, the effect could result in cancellation of customer orders, loss of customers, and damage to our reputation.  In addition, carrying a substantial level of inventory has an adverse effect on our financial position and liquidity.

Risks associated with the purchase of assets of Women’s Golf Unlimited

In connection with the purchase of the assets (the “WGU Assets”) from Women’s Golf Unlimited, Inc. (“WGU”), we granted WGU a limited license to use certain intellectual property included in the WGU Assets (the “WGU Marks”).  The limited license allows WGU to sell certain inventory that it owned at the time the license was granted and to collect WGU’s outstanding accounts receivable.  We have little or no control over WGU with respect to the terms of the sale of WGU’s existing inventory, including, without limitation, price, quantity, potential customers, and geographic area of sale.  If WGU sells the existing inventory at low prices or takes any other action that would impair the WGU Assets or brand, the WGU Assets and brand that we purchased may lose value in the market.  In addition, the loss of value of the WGU assets and brand may hurt our relationship with resellers and distributors that have distributed in the past or would distribute in the future products under the Women’s Golf Unlimited brand.  We can provide no assurances that we will be able to maintain the WGU Assets or the Women’s Golf Unlimited brand.  Although we did not assume any liabilities when we purchased the assets of WGU, we will continue to sell products under the WGU brand and therefore may be subject to claims for damages, liabilities or other obligations from the past operations of WGU.  Even if we are successful in our defense against such claims, we may incur defense costs and spend management time and resources in defending against such claims.

Certain Risks of Conducting Business Abroad

Our Company imports a significant portion of our component parts, including heads, shafts, headcovers, and grips from companies in China, Taiwan and Mexico.  In addition, we sell our products to certain distributors located outside the United States.  Our international business is currently centered in Canada, Europe and Asia, and our management intends to focus our international efforts through agency and distributor relationships.  International sales accounted for 17% of our net sales for the year ended December 31, 2006.  Our business is subject to the risks generally associated with doing business abroad, such as foreign government relations, foreign consumer preferences, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and exchange rates in countries in which we purchase components or sell our products.  Recent foreign events, including, without limitation, continuing U.S. military operations and the resulting instability in Iraq, could potentially cause a delay in imports or exports due to heightened security with customs.

Risks of  Adequate Insurance Coverage

We invest in various insurance policies to cover different aspects of our business, including but not limited to, Property, Commercial Liability, Workers Compensation, Business Interruption, Foreign Liabilities, Auto, Crime, Employment Practices and Directors and Officers Insurance.  Although we obtain various insurance policies, unforeseen situations or events may arise that could limit the amount or types of insurance coverage.

Currently, we have potential exposure in our Directors and Officers insurance policy covering the time period of the class action lawsuit, where our third layer of coverage for the $5 million layer between $15 million and $20 million is currently being denied by Zurich, as they claim that we did not notify them timely in the class action lawsuit.  In addition, there is potential that Zurich's denial of coverage could adversely affect the coverage layers exceeding the $20 million level.  Additionally, our Directors and Officers insurance policy covering the time period of the class action lawsuit has an endorsement that limits the defense costs covered under the policy for the underwriters of the IPO to $1 million, and at this time the underwriters' attorneys have exhausted this $1 million sublimit. As of February 2, 2007, the total amount of outstanding underwriter defense costs was just less than $1.3 million.  To the extent that our Company is liable for any material amounts denied under or in excess of our Directors and Officer's insurance, or any other insurance policy for that matter, it could have a material effect on our business and our results of operations.

Seasonality and Quarterly Fluctuations

Golf generally is regarded as a warm weather sport, and net sales of golf equipment have been historically strongest for us during the first and second quarters.  In addition, net sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions.  A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on our business, operating results and/or financial condition.  In addition, our future results of operations could be affected by a number of other factors, such as unseasonable weather patterns and natural disasters such as hurricanes, which could interrupt the sales patterns and could generate hardships for customers in the effected area, demand for and market acceptance of our existing and future products; new product introductions by our competitors; competitive pressures resulting in lower than expected selling prices; and the volume of orders that are received and that can be fulfilled in a quarter.  Any one or more of these factors could adversely affect us or result in us failing to achieve our expectations as to future sales or operating results.

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

Item 2.   Properties

Our administrative offices and assembly facilities currently occupy approximately 65,000 square feet of space in Plano, Texas.  This facility is leased by us pursuant to a lease agreement expiring in 2008 and may be extended for an additional five years.  We maintain the right to terminate the lease if we move to a larger facility owned by the current lessor.  On August 16, 2006 we added a second location for our warehouse facilities occupying another 29,136 square feet of warehouse space in Plano, Texas, conveniently located to our existing administration and assembly facility.  This facility is leased by us pursuant to a lease agreement expiring in 2008.  We believe that our current facilities encompassing both locations will be sufficient for the foreseeable future.

Item 3.   Legal Proceedings

Beginning in June 1999, the first of seven class action lawsuits was filed against us, certain of our current and former officers and directors, and the three underwriters of our initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our IPO.  In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading.  The operative complaint was filed on January 24, 2006, and it alleges that the prospectus failed to disclose that unauthorized distribution of our products (gray market sales) threatened our long-term profits and that we engaged in questionable sales practices (including double shipping and unlimited rights of return), which threatened post-IPO financial results.  Discovery closed on August 11, 2006.  On November 21, 2006, all summary-judgment briefing was completed.  On December 13, 2006, we learned that the Delaware District Court judge whom the case was set before was elevated to the United States Court of Appeals for the Third Circuit.  On December 15, 2006, we were notified that our case was assigned to the vacant judicial position. All proceedings have been postponed until a new judge is confirmed, and there is no trial date set at this time.

We maintain directors’ and officers’ and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors’ and officers’ insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich American Insurance Company, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  We are currently assessing whether Zurich’s denial of coverage is appropriate.  There is potential that Zurich’s denial of coverage could adversely affect the coverage provided by the layers exceeding the $20 million level.  On February 21, 2007, Chubb & Son, a division of Federal Insurance Company, notified us that coverage under Federal’s policy, which provided insurance coverage totaling $10 million for the layer of exposure between $20 million and $30 million, and the Executive Risk Indemnity Inc. policy, which provided insurance coverage totaling $10 million for the layer of exposure between $40 million and $50 million, would only attach if the underlying limits are exhausted by payment from the underlying insurance carrier.  We are currently assessing whether Chubb's interpretation of the policies' language is appropriate.  At this point in the legal proceedings, we cannot predict with any certainty the outcome of the matter, per the guidance in SFAS 5, and thus can not reasonably estimate future liability on the conclusion of the events, if any.

The underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that we have no current obligation to pay the underwriters’ defense costs.  We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws. The litigation is not at that stage yet.  As of February 2, 2007, the total amount of outstanding underwriter defense costs was just less than $1.3 million.  At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded.  At this time, we cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

On March 16, 2006, we became aware of a lawsuit filed against us in U.S. District Court in the Southern District of California by TaylorMade, a division of Adidas-Salomon AG.  The lawsuit alleges generally that we violated three patents held by TaylorMade (one design patent and two utility patents) in the manufacture of drivers.  We have concluded our settlement negotiations with TaylorMade during December 2006 and an order of dismissal was filed with the courts on January 10, 2007, in our view this issue is now concluded.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

Item 4.   Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is currently listed and traded on the OTC Bulletin Board ("OTCBB") under the symbol "ADGO.OB."  The prices in the table below represent the quarterly high and low sales price for our common stock as reported by the OTCBB.  All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
2006

First Quarter	$1.56	$1.14
Second Quarter	1.66	1.40
Third Quarter	1.57	1.27
Fourth Quarter	1.97	1.31

2005

First Quarter	$1.70	$1.27
Second Quarter	1.49	1.12
Third Quarter	1.56	1.25
Fourth Quarter	1.39	1.14

On March 1, 2007, the last reported sale price of the common stock on the OTCBB was $1.90 per share.  At March 9, 2007, we had approximately 4,000 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

Our listing on the OTCBB could adversely affect the ability or willingness of investors to purchase the common stock, which, in turn, would likely severely affect the market liquidity of our securities.  Given the current market price for our common stock and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock.

No dividends have been declared or paid relating to our common stock, nor do we anticipate declaring dividends in the foreseeable future.  The current credit facility does not limit the declaring or payment of dividends unless we were in default of the facility.

Equity Plan Compensation Information:

The following table sets forth information at December 31, 2006 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,697,233	$0.04	2,184,632
Equity compensation plans not approved by security holders	---	n/a	---

Total	5,697,233	$0.04	2,184,632

Performance Graph

The following performance graph compares the performance of our common stock to the Standard and Poor’s Small Cap 600 index and an industry peer group, selected in good faith, for the period from December 31, 2000, through December 31, 2006.  The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2000 and that all dividends were reinvested. We have paid no dividends.  Performance data is provided for the last trading day closest to year end for each 2001, 2002, 2003, 2004, 2005, and 2006.

COMPARISON OF CUMULATIVE TOTAL RETURNS
Assumes Initial Investment of $100
December 2006

Company	December 2001	December 2002	December 2003	December 2004	December 2005	December 2006
Adams Golf, Inc.	$ 100.00	$ 65.79	$ 186.85	$ 368.38	$ 315.77	$ 518.37
S&P Small Cap 600	100.00	85.37	118.49	145.33	156.49	180.14
Peer Group A (1)	100.00	70.96	95.83	87.74	94.08	94.78

(1)	Peer Group consists of Callaway Golf Company, Aldila, Inc. and Cutter & Buck Inc.

Item 6.   Selected Financial Data

The selected financial data presented below is derived from our consolidated financial statements for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.  The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and related notes, and other financial information included elsewhere in this document.

	Year Ended December 31,

	2006	2005	2004	2003	2002
	(in thousands, except per share data)

Consolidated Statements of Operations Data:

Net sales	$76,030	$56,424	$56,762	$50,879	$37,917

Operating income (loss)	3,440	2,045	3,100	2,137	(8,903)

Net income (loss)	$9,000	$3,240	$3,078	$2,003	$(8,925)

Income (loss) per common share (1) : Basic	$0.39	$0.14	$0.14	$0.09	$(0.40)
Diluted	$0.31	$0.12	$0.12	$0.08	$(0.40)

Weighted average common shares (1):

Basic	23,321	22,734	22,554	22,480	22,480

Diluted	28,930	27,804	26,144	24,533	22,480

Consolidated Balance Sheet Data:

Total assets	$55,603	$44,102	$38,378	$30,054	$26,438

Total debt (including current maturities)	--	--	--	--	--

Stockholders' equity	$41,869	$32,127	$26,438	$22,228	$19,476
______________________

(1)	See Note 1 (k) of Notes to Consolidated Financial Statements for information concerning the calculation of income (loss) per common share and weighted average common shares outstanding.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Founded in 1987, Adams Golf, Inc. initially operated as a component supplier and contract manufacturer.   Thereafter, we established our custom fitting operation.  Today we design, assemble, market and distribute premium quality, technologically innovative golf clubs, including Idea A2 and A2 OS irons, Tech OS irons, Idea Pro Irons and Idea A2, Tech OS and Idea Pro I-woods, Idea, A1 and A1 Pro Irons and Idea i-woods, the Insight drivers and fairway woods, RPM drivers and fairway woods, Ovation drivers and fairway woods, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, the Tight Lies GT 500, GT3 and GT2 irons and i-woods, the Tom Watson signature and Puglielli series of wedges, and certain accessories. Our Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  We completed an internal reorganization in 1997, and we now conduct our operations through several direct and indirect wholly-owned subsidiaries, agencies and distributorships.

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

We have put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure quality of components.  We are continually re-evaluating existing vendors while testing potential new vendors for all the various product lines we offer.  At any time, we may purchase a substantial majority of our volume of a specific component part from a single vendor, but we continually strive to maintain a primary and several secondary suppliers for each component part.  Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China.  Since many of our available component suppliers are located in close proximity in Asia, this concentration could adversely effect our ability to obtain components resulting from negative events such as, but not limited to, foreign government relations, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and fluctuation in exchange rates.  A significant portion of our inventory purchases are from one supplier representing approximately 62% and 53% for the years ended December 31, 2006 and 2005, respectively.  This supplier and many other industry suppliers are located predominately in China.  We do not anticipate any changes in the relationships with our suppliers; however, if such change were to occur, we could, in the future, experience shortages of components or periods of increased price pressures or changes in terms, which could have a material adverse effect on our business, results of operations, financial position and/or liquidity.  To date, we have not experienced any material interruptions in supply from any supplier.

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

   Revenue Recognition

We recognize revenue when the product is shipped.  At that time, the title and risk of loss transfer to the customer and collectability is reasonably assured.  Collectability is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.  Additionally, an estimate of product returns and warranty costs are recorded when revenue is recognized.  Estimates are based on historical trends taking into consideration current market conditions, customer demands and product sell through.  We also record estimated reductions in revenue for sales programs such as co-op advertising and spiff incentives.  Estimates in the sales program accruals are based on program participation and forecast of future product demand.  If actual sales returns and sales programs significantly exceed the recorded estimated allowances, our sales would be adversely affected.  We recognize deferred revenue as a result of sales that have extended terms and a right of return of the product under a specified program.  Once the product is paid for and all revenue recognition criteria have been met, we record revenue.

   Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification.  We evaluate each individual customer and measure various key aspects of the customer such as, but not limited to, their overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items.  From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the appropriate reserve requirements.   Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We generally do not require collateral.  Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more customers' financial strength.  While only three customers represent greater than 5% but less than 10% of net sales and no customer represents greater than 10% of the net sales for the year ended December 31, 2006, if a combination of customers were to become financially impaired, our financial results could be severely affected.

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

   Income Taxes

We account for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses through December 31, 2002 and other deferred tax assets will be realized.   However, due to the recent earnings history, we have concluded that it is more likely than not that a portion of the deferred tax asset will be realized.  We have recognized a valuation allowance equal to a portion of deferred income tax asset whose realization is uncertain.

   Impairment of Long-Lived Assets

We follow the guidance in SFAS ("Statement of Financial Accounting Standards") 144 in reviewing long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the years ended December 31, 2006, 2005 and 2004, there was no impairment of long-lived assets.

Key Performance Indicators

Our management team has defined and tracks performance against several key sales, operational and balance sheet performance indicators.  Key sales performance indicators include, but are not limited to, the following:

--	Daily sales by product group
--	Daily sales by geography
--	Sales by customer channel
--	Gross margin performance
--	Market share by product at retail
--	Inventory share by product at retail

Tracking these sales performance indicators on a regular basis allows us to understand whether we are on target to achieve our internal sales plans.

Key operational performance indicators include, but are not limited to, the following:

--	Product returns (dollars and percentage of sales)
--	Product credits (dollars and percentage of sales)
--	Units shipped per man-hour worked
--	Orders shipped on time
--	Expenses by department
--	Freight cost by mode (dollars and dollars per unit)

Tracking these operational performance indicators on a regular basis allows us to understand whether we will achieve our expense targets and efficiently satisfy customer demand.

Key balance sheet performance indicators include, but are not limited to, the following:

--	Days of sales outstanding
--	Days of inventory (at cost)
--	Days of payables outstanding

Tracking these balance sheet performance indicators on a regular basis allows us to understand our working capital performance and forecast cash flow and liquidity.

Results of Operations

The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	55.6	53.7	50.4
Gross profit	44.4	46.3	49.6
Operating expenses:
Research and development expenses	3.4	4.0	3.3
Selling and marketing expenses	26.0	29.4	28.3
General and administrative expenses	10.4	12.5	12.6
Settlement expenses	---	(3.1)	---
Restructuring expense	---	(0.1)	---
Total operating expenses	39.8	42.7	44.2
Operating income	4.6	3.6	5.4
Interest income, net	0.2	0.4	0.1
Other income, net	---	1.9	0.2
Income before income taxes	4.8	5.9	5.7
Income tax expense	(7.0)	0.2	0.3
Net income	11.8%	5.7%	5.4%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Total net sales increased to $76.0 million for the year ended December 31, 2006 from $56.4 million for the same comparable period of 2005 primarily resulting from the successful product introductions of the Idea A2 and A2 OS Irons.  Overall, product family life cycles generally range from one to three years, and each product family varies in its life cycle as there are multiple factors influencing the life, such as, but not limited to, customer acceptance, competition and technology.

Net sales of irons increased to $51.6 million, or 67.9% of total net sales, from $23.9 million, or 42.4% of total net sales, for the years ended December 31, 2006 and 2005, respectively.  The increase was primarily generated from the net sales of Idea A2 and A2 OS irons while the prior period net sales primarily resulted from the Original Idea irons and integrated iron sets.

Net sales of drivers decreased to $7.3 million, or 9.6% of total net sales, for the year ended December 31, 2006 from $15.7 million, or 27.8% of total net sales, for the comparable period of 2005.  A large portion of the driver net sales for the year ended December 31, 2006 was generated by the RPM Ti and RPM Dual product lines, which were introduced in the first quarter of 2006 and second quarter of 2005, respectively.  The overall decrease in driver net revenue results from lower sales of RPM and Ovation driver product families as they progress further in their life cycle.

Net sales of fairway woods increased to $14.8 million, or 19.5% of total net sales, from $14.5 million, or 25.8% of total net sales, for the years ended December 31, 2006 and 2005, respectively.  This period's net sales were generated from RPM Low Profile fairway woods and Idea A2 and A2 OS and Original Idea I-woods.  The prior period's net sales were generated from RPM Ti and stainless steel fairway woods, Ovation fairway woods, Idea I-woods and Original Tight Lies fairway woods.

We are currently dependent on four customers, which collectively comprised approximately 25.2% of net sales for the year ended December 31, 2006.  Of these, three customers individually represented greater than 5% but less than 10% of net sales and no customers represented greater than 10% of net sales.  Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the U.S. increased to $13.0 million, or 17.1% of total net sales, from $7.9 million, or 14.1% of total net sales, for the years ended December 31, 2006 and 2005, respectively.  Net sales resulting from countries outside the U.S. excluding Canada increased to 6.7% of total net sales for the year ended December 31, 2006 compared to 3.6% of total net sales for the year ended December 31, 2005.

Cost of goods sold increased to $42.3 million, or 55.6% of total net sales, for the year ended December 31, 2006 from $30.3 million, or 53.7% of total net sales, for the comparable period of 2005.  The increase as a percentage of total net sales is primarily due to changes in the product mix, coupled with decreases in fairway wood and driver net pricing and increases in some component pricing, increasing inbound freight costs related to fuel price increases and other inventory related costs.

Selling and marketing expenses increased to $19.8 million for the year ended December 31, 2006 from $16.6 million for the comparable period in 2005.  The increase is primarily the result of additional commission expense of $1.4 million as a result of the increased net sales during the period.  In addition, advertising and promotional expense increased $0.6 million as a result of our support of the newly launched Idea A2 and A2 OS irons and RPM Low Profile fairway woods, an increase in tour player expenses of $0.4 million and an increase of $0.3 million in compensation expenses.

General and administrative expenses increased to $7.9 million for the year ended December 31, 2006 from $7.1 million for the comparable period in 2005. The increase is a result of $0.3 million related to bad debt expense resulting from our continued efforts to maintain adequate reserves for Accounts Receivable and an increase in legal expenses of $0.3 million.

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $2.6 million for the year ended December 31, 2006 from $2.3 million for the comparable period in 2005.

Settlement expense was zero for the year ended December 31, 2006 compared to a reversal of expense of $1.8 million for the year ended December 31, 2005. During 2005, we reversed settlement expense of $1.8 million, which is attributable to the reversal of the accrued expenses for the settlement agreement that was reached with Mr. Nick Faldo in regards to the dispute regarding provisions of his prior professional services agreement with Adams Golf.   Because Mr. Faldo did not meet the conditions precedent to pay in his contract, we are no longer due to make any future payments.

Other income decreased to zero for the year ended December 31, 2006 from $1.0 million for the comparable period in 2005 which is attributable to our one time receipt of a $965 thousand insurance claim paid by our insurance carrier in connection with an embezzlement which occured during the period from 2001 through 2004.  This event was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004.

Income tax benefit increased to $5.3 million for the year ended December 31, 2006 from an income tax expense of $0.1 million for the comparable period in 2005.  This is attributable to our management assessment of our existing deferred tax asset and recorded a deferred tax benefit of $5.4 million.  This amount represents what we believe to be an estimate of future usage of our carry back.  The remaining asset has an existing valuation allowance applied to it.

Our inventory balances were approximately $24.7 million and $16.2 million at December 31, 2006 and December 31, 2005, respectively.  The increase in inventory levels is primarily a result of increased purchasing related to the recently launched A2 and A2 OS iron sets launched in the third quarter of 2005 and Idea Pro Irons and Tech OS Irons launched in the third quarter of 2006.

Our net accounts receivable balances were approximately $13.6 million and $14.2 million at December 31, 2006 and December 31, 2005, respectively.  The decrease is primarily due to the strengthening of our current product lines and strengthening of the overall economy.

Our accounts payable balances were approximately $6.3 million and $4.7 million at December 31, 2006 and December 31, 2005, respectively.  The increase in accounts payable is primarily associated with increases in inventory purchases associated with the recent product launch of the Idea A2 and A2 OS irons, Idea Pro and Tech OS irons.

Our accrued liabilities balances were approximately $7.5 million and $7.3 million at December 31, 2006 and December 31, 2005, respectively.  The increase in accrued liabilities is primarily associated with increases in accruals related to compensation, sales returns and warranty, offset by decreases in accrued intransit inventory and our deferred revenue program.

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

Net sales of irons increased to $23.9 million, or 42.4% of total net sales, from $21.1 million, or 37.2% of total net sales, for the years ended December 31, 2005 and 2004, respectively.  The increase was primarily generated from sales of our Idea A2 and A2 OS irons, Original Idea irons and integrated iron sets while the prior period was primarily resulting from sales of the Original Idea irons and integrated iron sets.

Net sales of drivers increased to $15.7 million, or 27.8% of total net sales, for the year ended December 31, 2005 from $11.1 million, or 19.6% of total net sales, for the comparable period of 2004.  A large portion of the driver net sales for the year ended December 31, 2005 was generated by the Redline RPM and RPM Dual product lines, which were introduced in fourth quarter of 2004 and second quarter of 2005, respectively, and Ovation drivers, which were introduced in the first quarter of 2005.  This was offset by a decrease in maturing product line sales, specifically the Redline product family and Tight Lies GT driver product family.

Net sales of fairway woods decreased to $14.5 million, or 25.8% of total net sales, from $21.6 million, or 38.1% of total net sales, for the years ended December 31, 2005 and 2004, respectively.  The prior period's net sales were generated from Ovation fairway woods, Idea I-woods and Original Tight Lies fairway woods.  In 2005, the net sales were generated from Redline RPM fairway woods, Idea A2 and original I-woods and Original Tight Lies.

For the year ended December 31, 2005, no customers individually represented greater than 5% but less than 10% of total net sales, while one customer individually represented greater than 10% but less than 15% of total net sales.   Should this customer or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

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

General and administrative expenses, including provisions for bad debts, decreased to $7.1 million for the year ended December 31, 2005 from $7.2 million for the comparable period in 2004.  The decrease in administrative related costs is attributable to an increase in compensation expenses of $1.0 million offset by a decrease in bad debt expense of $1.0 million.  We measure each customer's financial strength using various key aspects such as, but not limited to, the customer's overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer’s balance that is past due and other various items.  We also look at the overall aging of the receivables in total and relative to prior periods to determine the appropriate reserve requirements.  Periods will fluctuate depending on the strength of the customers and the change in mix of customers and their respective strength could affect the reserve disproportionately compared to the total change in the accounts receivable balance.

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $2.3 million from $1.8 million for the years ended December 31, 2005 and 2004, respectively, primarily resulting from continued strengthening of the R&D function, which led to an increase in compensation expense of $0.4 million.

During 2005, we reversed settlement expense of $1.8 million, which is attributable to the reversal of the accrued expenses for the settlement agreement that was reached with Mr. Nick Faldo in regards to the dispute regarding provisions of his prior professional services agreement with Adams Golf.  Because Mr. Faldo did not meet the conditions precedent to pay in his contract, we are no longer due to make any future payments.

Other income increased to $1.1 million for the year ended December 31, 2005 from $0.1 million for the comparable period in 2004 which is attributable to the one time receipt by us of a $965 thousand insurance claim paid by our insurance carrier in connection with the embezzlement which occured during the period from 2001 through 2004.  This event was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004.

Our inventory balances were approximately $16.2 million and $11.6 million at December 31, 2005 and 2004, respectively.  The increase in inventory levels is primarily a result of the increased purchasing related to the newly released A2 and A2 OS iron sets launched in the fourth quarter of 2005.

Our net accounts receivable balances were approximately $14.2 million and $9.3 million at December 31, 2005 and 2004, respectively.  The increase is primarily due to the recent successful product launch of Idea A2 and A2 OS Irons and extended terms offered to some customers in 2005.

Our prepaid balances were approximately $0.8 million and $0.2 million at December 31, 2005 and 2004, respectively while the other assets balance was approximately $1.6 million and $0.0 million at December 31, 2005 and 2004, respectively.  The increase in the prepaid and other assets is primarily associated with our decision to prepay certain strategic marketing expenses.  The short term portion of these marketing expenses is in prepaids and the long term portion is in other assets.

Our accounts payable balances were approximately $4.7 million and $3.9 million at December 31, 2005 and 2004, respectively.  The increase in accounts payable is primarily associated with the extension of payment terms with key vendors.

As a result of the above, we reported net income of $3.2 million for the year ended December 31, 2005 compared to $3.1 million for the year ended December 31, 2004.

Disclosure of Contractual Obligations

We are obligated to make future payments under various contracts, including equipment capital leases and operating leases.  We do not have any long-term debt or purchase commitment obligations.  The following table summarized our contractual obligations at December 31, 2006, reported by maturity of obligation.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$--	$--	$--	$--	$--
Capital Lease Obligations	22,691	22,691	--	--	--
Operating Lease Obligations	1,061,475	609,290	452,185	--	--
Purchase Obligations	--	--	--	--	--
Other Long-term Liabilities Reflected on the Registrant's Balance sheet under GAAP	--	--	--	--	--

Total	$1,084,166	$631,981	$452,185	--	--

Liquidity and Capital Resources

Cash and cash equivalents decreased to $9.5 million at December 31, 2006 compared to $10.7 million at December 31, 2005.  During the year, inventory increased $8.5 million, and other current and non-current assets increased $4.9 million related to the value of our deferred tax asset.   These increases were partially offset with an increase in accrued expenses and accounts payable of $1.8 million.

In February 2006, we signed a revolving credit agreement with Bank of Texas to provide up to $10.0 million in short term debt.  The agreement is collateralized by all of our assets and requires, among other things, us to maintain certain financial performance levels relative to the cash flow leverage ratio and fixed charge coverage ratio, but only when we have an outstanding balance on the facility.  Interest on outstanding balances varies depending on the portion of the line that is used and accrues at a rate from prime less one percent to prime and is due quarterly.  As of March 9, 2007, we have no outstanding borrowings on our credit facility.

Working capital increased at December 31, 2006 to $36.0 million compared to $29.9 million at December 31, 2005.   Approximately 27% of our current assets are comprised of accounts receivable at December 31, 2006.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability, often to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  We expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect a significant portion of the trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under the credit facility, we would be required to obtain additional financing or limit expenditures to the extent of available cash on hand, all of which could significantly adversely effect our current growth plans and result in a material adverse effect on our results of operations, financial condition and/or liquidity.

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

New Accounting Pronouncements

Any new accounting pronouncements have been listed in Note 1 (f) of the Consolidated Financial Statements which is incorporated herein by this reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

In the normal course of doing business, we are exposed to market risk through changes in interest rates with respect to our cash equivalents.  Cash and cash equivalents at December 31, 2006 were $9,472,000.  The average interest rate earned for the year end December 31, 2006 was 4.72%.

Additionally, we are exposed to interest rate risk from our Line of Credit (see Item 7 - Management Discussion and Analysis, Liquidity and Capital Resources). Outstanding borrowings accrue interest, based upon our consolidated cash flow leverage ratio, ranging from the prime rate less one percent to prime rate.

Foreign Currency Fluctuations

In the normal course of business, we are exposed to foreign currency exchange rate risks that could impact our results of operations.  We are exposed to foreign currency exchange rate risk inherent primarily in its sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar.  We transact business in several currencies worldwide, however all foreign transactions are transacted in U.S. dollar except for Canadian activities.  The functional currency of our Canadian operations is Canadian dollars.  The accompanying consolidated financial statements have been expressed in United States dollars, our reporting currency.  Reporting assets and liabilities of out foreign operations have been translated at the rate of exchange at the end of each period.  Revenues and expenses have been translated at the monthly average rate of exchange in effect during the respective period.  Gains and losses resulting from translation are accumulated in other comprehensive income (loss) in stockholders' equity.  Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in comprehensive income as they occur.  Inventory purchases are invoiced by suppliers in U.S. dollars.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our Disclosure Controls and Procedures as of the end of the period covered by this report.   Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our Company, particularly during the period in which this report was being prepared, and that our Disclosure Controls and Procedures were effective.  There were no changes to our Internal Controls Over Financial Reporting during year ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

In addition, it is our policy to not participate in off-balance sheet transactions, including but not limited to special purpose entities.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference our Proxy Statement for the Annual Meeting of the Stockholders to be held on or about May 15, 2007 to be distributed to the stockholders on or before April 30, 2007 ("the 2007 Proxy Statement") under the respective captions, "Elections of Directors," "Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" and "Management-Executive Officers."

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, and to all of our other officers, directors, employees and agents. This policy containing how to receive a copy of our code of ethics is posted on our website, which is located at www.adamsgolf.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address specified above. Information contained in our website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

Item 11.   Executive Compensation

The information required by this Item is incorporated by reference to our 2007 Proxy Statement under the caption "Management-Compensation of Executive Officers."

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to our 2007 Proxy Statement under the caption "Stock Ownership-Beneficial Ownership of Certain Stockholders, Directors and Executive Officers."

Item 13.   Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our 2007 Proxy Statement under the captions "Management-Employment Contracts and Change in Control Agreements," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

Item 14.   Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our 2007 Proxy Statement under "Committees of Board of Directors; Meetings."

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as a part of this report following the signature page:

(1) Consolidated Financial Statements

Item	Page

Index to Consolidated Financial Statements and Related Financial Statement Schedule	F-1
Reports of Independent Registered Public Accounting Firms	F-2 - F-3
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4
Consolidated Statements of Operations for the Years ended December 31, 2006, 2005 and 2004	F-5
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2006, 2005 and 2004	F-6 - F-7
Consolidated Statements of Cash Flows for the Years ended December 31, 2006, 2005 and 2004	F-8
Notes to Consolidated Financial Statements	F-9 - F-27

(2) Financial Statement Schedules

Our financial statement schedule for the years ended December 31, 2006, 2005 and 2004 is filed as part of this Annual Report and should be read in conjunction with our Consolidated Financial Statements.

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

Exhibit	Description	Location

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit	Description	Location

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Stock Incentive Plan for Adams Golf, Inc.	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-112622 (Exhibit 4.7)

Exhibit 10.1	Employment Agreement - Byron H. (Barney) Adams	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Exhibit 10.13)

Exhibit 10.2	Change of Control Agreement - Eric Logan	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Exhibit 10.14)

Exhibit 10.3	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2003 Form 10-K (Exhibit 10.12)

Exhibit 10.4	Extension of Revolving Line of Credit between Adams Golf, Inc and Bank of Texas	Incorporated by reference to 2004 Form 10-K (Exhibit 10.15)

Exhibit 10.5*	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2004 Form 10-K (Exhibit 10.16)

Exhibit 10.6*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2004 Form 10-K (Exhibit 10.17)

Exhibit 10.7	Revolving Line of Credit between Adams Golf, Inc and Bank of Texas	Incorporated by reference to 2005 Form 10-K (Exhibit 10.8)

Exhibit 10.8	Employment Agreement - Byron H. (Barney) Adams	Incorporated by reference to 2005 Form 10-K (Exhibit 10.9)

Exhibit 10.9	Change of Control - Eric Logan	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Exhibit 10.7)

Exhibit 10.10	Commercial Lease Agreement dated August 16, 2006, between MDN/JSC -II Limited and the Company	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Exhibit 10.8)

Exhibit 10.11*	Asset Purchase Agreement of Women’s Golf Unlimited	Included in this filing

Exhibit 21.1	Subsidiaries of the Registrant	Included in this filing

Exhibit 23.1	Consent of KBA Group LLP	Included in this filing

Exhibit	Description	Location

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

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

ADAMS GOLF, INC., a Delaware corporation

Date: March 13, 2007	By: /S/ B.H. (BARNEY) ADAMS
B.H. (Barney) Adams, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2007	By: /S/ B.H. (BARNEY) ADAMS
B.H. (Barney) Adams, Chairman of the Board

Date: March 13, 2007	By: /S/ OLIVER G. BREWER III
Oliver G. (Chip) Brewer III Chief Executive Officer, President and Director

Date: March 13, 2007	By: /S/ ERIC LOGAN
Eric Logan Chief Financial Officer (Principal Financial Officer)

Date: March 13, 2007	By: /S/ PAMELA J. HIGH
Pamela J. High Controller (Principal Accounting Officer)

Date: March 13, 2007	By: /S/ MARK R. MULVOY
Mark R. Mulvoy Director

Date: March 13, 2007	By: /S/ PAUL F. BROWN, JR.
Paul F. Brown, Jr. Director

Date: March 13, 2007	By: /S/ STEPHEN R. PATCHIN
Stephen R. Patchin Director

Date: March 13, 2007	By: /S/ ROBERT D. ROGERS
Robert D. Rogers Director

Date: March 13, 2007	By: /S/ RUSSELL L. FLEISCHER
Russell L. Fleischer Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND RELATED FINANCIAL STATEMENT SCHEDULE

Page
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3

Consolidated Statements of Operations for the Years ended December 31, 2006, 2005 and 2004	F-4

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2006, 2005 and 2004	F-5 - F-6

Consolidated Statements of Cash Flows for the Years ended December 31, 2006, 2005 and 2004	F-7

Notes to Consolidated Financial Statements	F-8 - F-27

Financial Statement Schedule

Our financial statement schedule for the years ended December 31, 2006, 2005 and 2004 is filed as part of this Report and should be read in conjunction with our Consolidated Financial Statements.

Schedule II - Valuation and Qualifying Accounts	S-1

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

We have audited the accompanying consolidated balance sheets of Adams Golf, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ending December 31, 2006.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule appearing under Item 15 for each of the years in the three-year period ending December 31, 2006.  The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Golf, Inc. and subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ending December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule for each of the years in the three-year period ending December 31, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/S/ KBA GROUP LLP
Dallas, Texas
March 1, 2007

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS
	December 31,
	2006	2005

Current assets:
Cash and cash equivalents	$9,472	$10,747
Trade receivables, net	13,553	14,171
Inventories, net	24,651	16,151
Prepaid expenses	686	754
Other current assets	1,371	27
Total current assets	49,733	41,850

Property and equipment, net	719	630
Deferred tax asset - non current	4,052	--
Other assets	1,099	1,622
	$55,603	$44,102

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,271	$4,691
Accrued expenses	7,463	7,284
Total liabilities	13,734	11,975

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 24,895,226 and 23,471,653 shares issued and 23,958,606 and 22,814,153 shares outstanding in 2006 and 2005, respectively	25	23
Additional paid-in capital	90,630	89,499
Accumulated other comprehensive income	887	888
Accumulated deficit	(46,147)	(55,147)
Treasury stock, 936,620 common shares at December 31, 2006 and 657,500 common shares at December 31, 2005, at cost	(3,526)	(3,136)
Total stockholders' equity	41,869	32,127

Commitments and contingencies
	$55,603	$44,102

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,

	2006	2005	2004

Net sales	$76,030	$56,424	$56,762
Cost of goods sold	42,304	30,309	28,580
Gross profit	33,726	26,115	28,182

Operating expenses:
Research and development expenses	2,607	2,285	1,847
Selling and marketing expenses	19,800	16,571	16,061
General and administrative expenses	7,879	7,063	7,174
Reversal of settlement expenses (benefit)	--	(1,771)	--
Reversal of restructuring expense (benefit)	--	(78)	--
Total operating expenses	30,286	24,070	25,082
Operating income	3,440	2,045	3,100

Other income (expense):
Interest income	201	236	81
Interest expense	(3)	(6)	(13)
Other	35	1,052	76
Income before income taxes	3,673	3,327	3,244
Income tax expense (benefit)	(5,327)	87	166
Net income	$9,000	$3,240	$3,078

Income per common share : Basic	$0.39	$0.14	$0.14

Diluted	$0.31	$0.12	$0.12

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

Years ended December 31, 2006, 2005 and 2004

	Shares of		Additional	Comprehensive			Cost of	Total
	Common	Common	Paid-in	Income	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	(Loss)	Deficit	Income	Stock	Equity

Balance, December 31, 2003	23,137,571	$23	$87,162	$(356)	$(61,465)		$(3,136)	$22,228
Comprehensive income:
Net income	--	--	--	--	3,078	$3,078	--	3,078
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation	--	--	--	331	--	331	--	331
Comprehensive income	--	--	--	--	--	$3,409	--	--
Stock option forfeitures	--	--	--	--	--		--	--
Stock options exercised	120,082	--	8	--	--		--	8
Issuance of stock options	--	--	--	--	--		--	--
Amortization of deferred compensation	--	--	793	--	--		--	793
Balance, December 31, 2004	23,257,653	23	87,963	(25)	(58,387)		(3,136)	26,438
Comprehensive income:
Net income	--	--	--	--	3,240	$3,240	--	3,240
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation	--	--	--	913	--	913	--	913
Comprehensive income	--	--	--	--	--	$4,153	--	--
Stock option forfeitures	--	--	--	--	--		--	--
Stock options exercised	214,000	--	40	--	--		--	40
Issuance of stock options	--	--	--	--	--		--	--
Amortization of deferred compensation	--	--	1,496	--	--		--	1,496
Balance, December 31, 2005	23,471,653	$23	$89,499	$888	$(55,147)		$(3,136)	$32,127
(continued)

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

Years ended December 31, 2006, 2005 and 2004

	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income (Loss)	Deficit	Income	Stock	Equity

Balance, December 31, 2005	23,471,653	$23	$89,499	$888	$(55,147)		$(3,136)	$32,127
Comprehensive income:
Net income	--	--	--	--	9,000	$9,000	--	9,000
Other comprehensive income, net of tax:
Unrealized loss on foreign currency translation	--	--	--	(1)	--	(1)	--	(1)
Comprehensive income	--	--	--	--	--	$8,999	--	--
Stock options exercised	1,423,573	2	13	--	--		--	15
Treasury stock purchased	--	--	--	--	--		(390)	(390)
Amortization of deferred compensation	--	--	1,118	--	--		--	1,118
Balance, December 31, 2006	24,895,226	$25	$90,630	$887	$(46,147)		$(3,526)	$41,869

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$9,000	$3,240	$3,078
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	335	447	562
Amortization of deferred compensation	1,118	1,496	793
Provision for doubtful accounts	853	557	1,224
Provision for deferred income tax	(5,402)	--	--
Changes in assets and liabilities:
Trade receivables	(236)	(5,411)	(108)
Inventories	(8,500)	(4,593)	(3,500)
Prepaid expenses	68	(519)	223
Other current assets	7	110	(131)
Other assets	525	(1,579)	--
Accounts payable	1,580	815	2,683
Accrued expenses	195	(303)	1,569
Other non-current liabilities	--	(449)	(79)
Net cash provided by (used in) operating activities	(457)	(6,189)	6,314
Cash flows from investing activities:
Purchase of equipment	(403)	(338)	(347)
Net cash used in investing activities	(403)	(338)	(347)
Cash flows from financing activities:
Principal payments under capital lease obligation	(35)	(43)	(59)
Exercise of stock options	15	39	8
Treasury stock purchase	(390)	--	--
Debt financing costs	(4)	(2)	(15)
Net cash used in financing activities	(414)	(6)	(66)

Effects of exchange rate changes on cash and cash equivalents	(1)	913	331
Net increase (decrease) in cash and cash equivalents	(1,275)	(5,620)	6,232
Cash and cash equivalents at beginning of the year	10,747	16,367	10,135
Cash and cash equivalents at end of the year	$9,472	$10,747	$16,367

Supplemental disclosure of cash flow information:
Interest paid	$3	$6	$13

Income taxes paid	$75	$88	$129

Supplemental disclosure of non-cash investing and financing activities - equipment financed with capital lease	$23	$15	$--

See accompanying notes to consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies

(a)   General

Founded in 1987, Adams Golf, Inc. initially operated as a component supplier and contract manufacturer.   Thereafter, we established our custom fitting operation.  Today we design, assemble, market and distribute premium quality, technologically innovative golf clubs, including Idea A2 and A2 OS irons, Tech OS irons, Idea Pro Irons and Idea A2, Tech OS and Idea Pro I-woods, Idea, A1 and A1 Pro Irons and Idea i-woods, the Insight drivers and fairway woods, RPM drivers and fairway woods, Ovation drivers and fairway woods, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, the Tight Lies GT 500, GT3 and GT2 irons and i-woods, the Tom Watson signature and Puglielli series of wedges, and certain accessories. Our Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  We completed an internal reorganization in 1997, and we now conduct our operations through several direct and indirect wholly-owned subsidiaries, agencies and distributorships.

The consolidated financial statements include our accounts and our subsidiaries, all of which are wholly-owned.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)   Inventories

Inventories are valued at the lower of cost or market and primarily consist of finished golf clubs and component parts.  Cost is determined using the first-in, first-out method.  The inventory balance, which includes material, labor and assembly and other overhead costs, is recorded net of an estimated allowance for obsolete inventory.  The estimated allowance for obsolete inventory is based upon management's understanding of market conditions and forecasts of future product demand.  Accounting for inventories could result in material adjustments if market conditions and future demand estimates are significantly different than original assumptions, causing the reserve for obsolescence to be materially adversely affected.

(c)   Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification.  We evaluate each individual customer and measure various key aspects of the customer such as, but not limited to, their overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items.  From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the appropriate reserve requirements.  Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. We generally do not require collateral.  Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more customers' financial strength. While only three customers represent greater than 5% but less than 10% of net sales and no customer represents greater than 10% of the net sales for the year ended December 31, 2006, if a combination of customers were to become financially impaired, our operations and financial contitions could be severely affected.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

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

(e)   Revenue Recognition

We recognize revenue when the product is shipped.  At that time, the title and risk of loss transfer to the customer and collectability is reasonably assured.  Collectability is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.  Additionally, an estimate of product returns and warranty costs are recorded when revenue is recognized.  Estimates are based on historical trends taking into consideration current market conditions, customer demands and product sell through.  We also record estimated reductions in revenue for sales programs such as co-op advertising and spiff incentives.  Estimates in the sales program accruals are based on program participation and forecast of future product demand.  If actual sales returns and sales programs significantly exceed the recorded estimated allowances, our sales would be adversely affected.  We recognize deferred revenue as a result of sales that have extended terms and a right of return of the product under a specified program.  Once the product is paid for and all revenue recognition criteria are met, we record revenue.

(f)   New Accounting Pronouncement

In September 2006, the FASB issued SFAS No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 123(R), which establishes standards for reporting over the over/under funded status of a defined benefit plan.  We adopted the provisions of this standard in the fourth quarter of 2006, however, which had no impact on the consolidated financial statements.

In June 2006, the FASB issued a Summary of Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for taxes in accordance with FASB NO. 109 prescribing a recognition threshold and measurement attribute of a tax position expected to be taken. We adopted the provisions of this standard in the fourth quarter of 2006, which had no impact on the consolidated financial statements.

(g)   Research and Development

Research and development costs consist of all costs incurred in planning, designing and testing of golf equipment, including salary costs related to research and development.  These costs are expensed as incurred.  Our research and development expenses were approximately $2,607,000, $2,285,000 and $1,847,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Tables in thousands, except share and per share amounts)

(1)  Summary of Significant Accounting Policies (continued)

(h)   Advertising Costs

Advertising costs, included in selling and marketing expenses on the accompanying consolidated statements of operations, other than direct commercial costs, are expensed as incurred and totaled approximately $5,631,000, $4,980,000 and $5,067,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(i)   Product Warranty

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

	Beginning Balance	Charges for Warranty claims	Estimated accruals	Ending Balance
Year ended December 31, 2006	$307	(506)	588	$389
Year ended December 31, 2005	$297	(398)	408	$307

(j)   Income Taxes

We account for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses through December 31, 2002 and other deferred tax assets will be realized.   However, due to the recent earnings history, we have concluded that it is more likely than not that a portion of the deferred tax asset will be realized.  We have recognized a valuation allowance equal to a portion of deferred income tax asset whose realization is uncertain.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies (continued)

(k)   Income Per Share

The weighted average common shares used for determining basic and diluted income per common share were 23,320,916 and 28,929,778, respectively, for the year ended December 31, 2006.  The effect of all warrants and options to purchase shares of our common stock for the year ended December 31, 2006 resulted in additional dilutive shares of 5,608,862.

The weighted average common shares used for determining basic and diluted income per common share were 22,734,060 and 27,803,729, respectively, for the year ended December 31, 2005.  The effect of all warrants and options to purchase shares of our common stock for the year ended December 31, 2005 resulted in additional dilutive shares of 5,069,669.

The weighted average common shares used for determining basic and diluted income per common share were 22,553,722 and 26,144,444, respectively, for the year ended December 31, 2004.  The effect of all warrants and options to purchase shares of our common stock for the year ended December 31, 2004 resulted in additional dilutive shares of 3,590,722.  For the year ended December 31, 2004, options exercisable for approximately 180,000 shares of common stock and warrants exercisable for 100,000 shares of common stock were excluded from the calculation of dilutive shares, as the effect of inclusion would have been antidilutive.

(l)   Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.

(m)   Impairment of Long-Lived Assets

We follow the guidance in SFAS ("Statement of Financial Accounting Standards") 144 in reviewing long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the years ended December 31, 2006, 2005 and 2004, there was no impairment of long-lived assets.

(n)   Comprehensive Income

Comprehensive income consists of net income and unrealized gains and losses, net of related tax effect, on foreign currency translation adjustments and marketable securities.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies (continued)

(o)   Cash and Cash Equivalents

We consider all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents.

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

(q)  Segment Reporting

We are organized by functional responsibility and operate as a single segment and within that segment offer more than one class of product, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

(r)  Stock-Based Compensation

In May 2002, we adopted the 2002 Equity Incentive Plan (the “Plan”) for employees, outside directors and consultants.  The Plan allows for the granting of up to 2,500,000 shares of our common stock at the inception of the Plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this Plan, and additional shares as defined in the Plan.  In addition, the Plan automatically increases 1,000,000 shares available for granting on January 1 of each subsequent year for years 2003 through 2008.  At December 31, 2006, 5,447,233 outstanding options had been granted with exercise prices at $0.01 per share at the date of grant.  The requisite service periods for the options to vest vary from six months to four years and the options expire ten years from the date of grant.  At December 31, 2006, 2,184,632 shares remain available for grant, including forfeitures.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which established accounting standards for transactions where the entity exchanges equity instruments for goods and services.  The revision of this statement focuses on the accounting for transactions where the entity obtains employee services in share-based payment transactions.  This statement revision eliminates the alternative use of APB 25 intrinsic value method and requires that entities adopt the fair-value method for all share-based transactions.  We adopted the provisions of this standard on a modified prospective basis on January 1, 2006.  The following table illustrates the effect on net income (loss) and income (loss) per share as if we had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation for the years ended December 31, 2005 and 2004 (in thousands, except for per share amounts):

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies (continued)

(r)  Stock Compensation (continued)

	2005	2004

Net income
As reported	$3,240	$3,078
Add: Stock-based compensation expense included in reported net income	1,496	793
Deduct: Total stock-based compensation expense determined under the fair value method	(1,505)	(612)
Pro forma net income	$3,231	$3,259

Basic income per common share:
As reported	$0.14	$0.14
Pro forma	$0.14	$0.14

Diluted income per common share:
As reported	$0.12	$0.12
Pro forma	$0.12	$0.12

Compensation expense associated with adopting SFAS 123R for the year ended December 31, 2006, had an expense effect on income from operations, income before taxes and net income associated with stock options and warrants of $1,118,000.  The reported basic and diluted earnings per share were $0.39 and $0.31, respectively, for the year ended December 31, 2006.  Had we not adopted SFAS 123R, the effect to net income under APB 25 would have been $ 1,080,000 for the year ended December 31, 2006.  The basic and diluted earnings per share would have been $0.39 and $0.31, respectively, for the year ended December 31, 2006.  The adoption of SFAS 123R had no effect on cash flows.

Upon the adoption of SFAS 123R in January 2006, the deferred stock-based compensation balance of approximately $1,505,000 and $2,570,000 were netted into additional paid in capital at December 31, 2006 and December 31, 2005, respectively.

Under the provisions of the 2002 Equity Incentive Plan, we have the authority to repurchase the taxable portion of the employee's shares that become outstanding after the employee exercises their options.  On August 15, 2006, we repurchased 137,384 shares of common stock at an average price per share of $1.35 for a total cost of approximately $186,000.  On November 15, 2006, we repurchased 141,736 shares of common stock at an average price per share of $1.44 for a total cost of approximately $204,000.  The repurchased shares are held in treasury.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies (continued)

(s)  Foreign Currency Translation and Transactions

The functional currency of our Canadian operations is Canadian dollars.  The accompanying consolidated financial statements have been expressed in United States dollars, our reporting currency.  Reporting assets and liabilities of our foreign operations have been translated at the rate of exchange at the end of each period.  Revenues and expenses have been translated at the monthly average rate of exchange in effect during the respective period.  Gains and losses resulting from translation are accumulated in other comprehensive income (loss) in stockholders' equity.  Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in earnings as they occur.  Inventory purchases are invoiced by suppliers in U.S. dollars.

(t)   Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

(2)  Trade Receivables, net

Trade receivables consist of the following at December 31, 2006 and 2005:

	2006	2005

Trade receivables	$14,255	$15,123
Allowance for doubtful accounts	(702)	(952)

	$13,553	$14,171

(3)   Inventories

Inventories consist of the following at December 31, 2006 and 2005:

	2006	2005

Finished goods	$13,506	$7,453
Component parts	11,145	8,698

	$24,651	$16,151

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of the following: purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit after work in process is completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory.  At December 31, 2006 and 2005, inventories included $543,000 and $837,000 of consigned inventory, respectively, and $153,000 and $215,000 of inventory obsolescence reserves, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Tables in thousands, except share and per share amounts)

(4)   Property and Equipment, net

Property and equipment consist of the following at December 31, 2006 and 2005:

	2006	2005

Equipment	$1,992	$1,937
Computers and software	9,197	9,008
Furniture and fixtures	840	712
Leaseholds improvements	188	188
Accumulated depreciation and amortization	(11,498)	(11,215)

	$719	$630

(5)   Other current and non-current Assets

Other current assets, net, consist of the following at December 31, 2006 and 2005:

	2006	2005

Maintenance agreements	17	16
Other receivable	4	11
Deferred tax asset	1,350	--

	$1,371	$27

During 2006, we recorded a deferred tax asset of $5.4 million.  This amount represents what we believe to be an estimate of future usage of our carry back; the remaining asset has an existing valuation allowance applied to it.  At December 31, 2006, we had a net operating loss carryforwards for federal, foreign and state income tax purposes of approximately $39 million and tax credit carryforwards of $0.3 million, which are available to offset future taxable income through 2022.  The short term portion of the deferred tax asset of $1,350 is reported in Other current assets; the long term portion of $4,052 is reported as a deferred tax asset non-current in the non-current asset section of the balance sheet.

Other assets, net, consist of the following at December 31, 2006 and 2005:

	2006	2005

Deposits	14	--
Long term endorsements	1,080	1,620
Other	5	2

	$1,099	$1,622

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Tables in thousands, except share and per share amounts)

(6)   Accrued Expenses

Accrued expenses consist of the following at December 31, 2006 and 2005:

	2006	2005

Payroll and commissions	$2,046	$1,362
Advertising	326	130
Product warranty expense and sales returns	2,040	1,546
Professional services	7	43
Accrued inventory	296	1,242
Accrued sales promotions	859	683
Deferred revenue	805	1,895
Other	1,084	383

	$7,463	$7,284

(7)   Restructuring

During 2002, we executed an operational restructuring plan, which resulted in the closure of the Adams Golf UK, Limited wholly owned subsidiary.  The operational restructuring plan resulted in a restructuring charge of $850,000 for severance, a write off of goodwill and other related exit costs.   Restructuring expense for 2003 and 2005 resulted in a benefit due to the release of liability from our previously recorded building lease and accounting and legal fees for the Adams Golf, UK subsidiary.  We continue to sell our products in the UK through a third party distributor.

(8)  Professional Services Agreement and Settlement Expense

In May 1998, Adams Golf, Ltd. entered into an agreement with Nicholas A. Faldo.  The agreement provided that Mr. Faldo provide a variety of services to Adams Golf including endorsement and use of certain of Adams Golf Ltd.'s products.   On November 6, 2000, we announced that Mr. Faldo was in material breach of his contract for failure to use certain of our products.  On August 25, 2001, an agreement was reached with Mr. Faldo in settlement of the dispute regarding provisions of his prior professional services agreement with Adams Golf.  As a result, we established a liability representing the present value of the future obligation, which approximated $2,673,000, utilizing our incremental borrowing rate of 6.04%.  In accordance with the terms of the settlement, Mr. Faldo waived all future rights to accrued and unpaid royalties of $1.1 million associated with his prior professional services agreement with us.   Therefore, $1,579,000 of settlement expense was incurred during the year ended December 31, 2001.  We owed two $100,000 payments, one due at December 31, 2003 and one due at December 31, 2004.  However, according to the terms of Mr. Faldo's contract, he was required to play a specified number of PGA sanctioned events and keep his PGA credentials.  Because Mr. Faldo has failed to meet the contract requirements, the payment was not made at December 31, 2003 or December 31, 2004.  During September 2005, we determined that it was appropriate to reverse the settlement liability previously accrued.   Accordingly, we reversed approximately $1,339,000 and $449,000 in accrued expenses and other non-current liabilities.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Tables in thousands, except share and per share amounts)

(9)  Commitments and Contingencies

We are obligated under certain noncancellable operating leases for assembly, warehouse and office space.  A summary of the minimum rental commitments under noncancellable leases is as follows:

Years ending
December 31,

2007	$609
2008	439
2009	13
2010	--
2011	--

$1,061

Rent expense was approximately $602,000, $609,000 and $473,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Beginning in June 1999, the first of seven class action lawsuits was filed against us, certain of our current and former officers and directors, and the three underwriters of our initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our IPO.  In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading.  The operative complaint was filed on January 24, 2006, and it alleges that the prospectus failed to disclose that unauthorized distribution of our products (gray market sales) threatened our long-term profits and that we engaged in questionable sales practices (including double shipping and unlimited rights of return), which threatened post-IPO financial results.  Discovery closed on August 11, 2006.  On November 21, 2006, all summary-judgment briefing was completed.  On December 13, 2006, we learned that the Delaware District Court judge whom the case was set before was elevated to the United States Court of Appeals for the Third Circuit.  On December 15, 2006, we were notified that our case was assigned to the vacant judicial position. All proceedings have been postponed until a new judge is confirmed, and there is no trial date set at this time.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Tables in thousands, except share and per share amounts)

(9)  Commitments and Contingencies (continued)

We maintain directors’ and officers’ and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors’ and officers’ insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich American Insurance Company, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  We are currently assessing whether Zurich’s denial of coverage is appropriate.  There is potential that Zurich’s denial of coverage could adversely affect the coverage provided by the layers exceeding the $20 million level.  On February 21, 2007, Chubb & Son, a division of Federal Insurance Company, notified us that coverage under Federal’s policy, which provided insurance coverage totaling $10 million for the layer of exposure between $20 million and $30 million, and the Executive Risk Indemnity Inc. policy, which provided insurance coverage totaling $10 million for the layer of exposure between $40 million and $50 million, would only attach if the underlying limits are exhausted by payment from the underlying insurance carrier.  We are currently assessing whether Chubb's interpretation of the policies' language is appropriate.  At this point in the legal proceedings, we cannot predict with any certainty the outcome of the matter, per the guidance in SFAS 5, and thus can not reasonably estimate future liability on the conclusion of the events, if any.

The underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that we have no current obligation to pay the underwriters’ defense costs.  We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws. The litigation is not at that stage yet.  As of February 2, 2007, the total amount of outstanding underwriter defense costs was just less than $1.3 million.  At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded.  At this time, we cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

On March 16, 2006, we became aware of a lawsuit filed against us in U.S. District Court in the Southern District of California by TaylorMade, a division of Adidas-Salomon AG.  The lawsuit alleges generally that we violated three patents held by TaylorMade (one design patent and two utility patents) in the manufacture of drivers.  We have concluded our settlement negotiations with TaylorMade during December 2006 and an order of dismissal was filed with the courts on January 10, 2007, in our view this issue is now concluded.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Tables in thousands, except share and per share amounts)

(10)  Retirement Plan

In February 1998, we adopted the Adams Golf, Ltd. 401(k) Retirement Plan (the "Plan"), which covers substantially all employees.  We match 50% of employee contributions up to a maximum of 6% of the employee's compensation.  For the years ended December 31, 2006, 2005 and 2004, we contributed approximately $149,000, $135,000 and $112,000, respectively, to the Plan.

(11)  Liquidity

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

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Tables in thousands, except share and per share amounts)

(12)  Income Taxes

      Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004

Federal-current	$68	$83	$162
State-current	7	4	4
Deferred	(5,402)

	$(5,327)	$87	$166

Actual income tax expense differs from the "expected" income tax expense (benefit) (computed by applying the U.S. federal corporate tax rate of 35% to income before income taxes) for the years ended December 31, 2006, 2005 and 2004 as follows:

	2006	2005	2004

Computed "expected" tax benefit	$1,286	$1,165	$1,134
State income taxes, net of federal tax expense	37	33	32
Change in valuation allowance for deferred tax assets	(6,770)	(1,242)	(1,204)
Other	120	131	204

	$(5,327)	$87	$166

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005

Deferred tax assets:
Allowance for doubtful accounts receivable	$253	$343
Product warranty and sales returns	735	557
Property and equipment	35	63
Other reserves	294	514
Deferred Compensation	850	925
263A adjustment	106	128
Research and development tax credit carryforwards	306	306
Net operating loss carryforwards	14,080	15,458

Total deferred tax assets	16,659	18,294
Valuation allowance	(11,257)	(18,027)

Net deferred tax assets	5,402	267

Deferred tax liabilities:
Other	--	267

Total deferred tax liabilities	--	267

Net deferred taxes assets	$5,402	$--

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Tables in thousands, except share and per share amounts)

(12)  Income Taxes (continued)

Amounts recorded in consolidated balance sheets at December 31, 2006 and 2005:

	2006	2005
Current	$1,350	$--
Non-current	4,052	--
	$5,402	$--

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

At December 31, 2006, we cannot determine based on a weighing of objective evidence that it is more likely than not that the remaining net deferred tax assets will be realized.  As a result, as of December 31, 2006, we have established a valuation allowance for the deferred tax assets in excess of existing taxable temporary differences.  We recorded a deferred tax asset of $5.4 million.  This amount represents what we believe to be an estimate of future usage of our carry back.  The remaining asset has an existing valuation allowance applied to it.  The net change in the valuation allowance for the years ended December 31, 2006 and 2005 was a reduction in deferred tax assets of $6,770,000 and $1,242,000, respectively.

At December 31, 2006, we have net operating loss carryforwards for federal, foreign and state income tax purposes of approximately $39,112,000 and tax credit carryforwards of $306,000 which are available to offset future taxable income through 2022.  The availability of approximately $785,000 of the net operating loss carryforwards to reduce future taxable income is limited to approximately $71,000 per year for the remaining life of the net operating losses, as a result of a change in ownership.

(13)  Stockholders' Equity

(a)   Employee Stock Option Plans

In April 1996, we adopted the 1996 Stock Option Incentive Plan (the "1996 Stock Option Plan"), pursuant to which stock options covering an aggregate of 800,000 shares of our common stock may be granted.  Options awarded under the 1996 Stock Option Plan (i) were generally granted at prices that equated to or were above fair market value on the date of grant; (ii) generally became exercisable over a period of one to four years; and (iii) generally expired ten years subsequent to award.  Effective May 1, 2002, the 1996 stock option plan was terminated and the remaining 140,310 shares available for grant under this plan, including forfeitures, were transferred to the 2002 Equity Incentive plan.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Tables in thousands, except share and per share amounts)

(13)  Stockholders' Equity (continued)

In February 1998, we adopted the 1998 Stock Incentive Plan (the "1998 Stock Option Plan"), pursuant to which stock options covering an aggregate of 1,800,000 shares (of which 900,000 shares were utilized as a direct stock grant to Mr. Faldo) of our common stock were subject to grant.  In May 2000, our shareholders approved a request to increase the aggregate number of shares in the 1998 Stock Option Plan to 2,700,000.  Options awarded under the Plan (i) generally became exercisable over a period of two to four years and (ii) generally expired five years subsequent to award.  At December 31, 2002, 540,240 options had been granted at prices ranging from $0.75 to $5.50 of which 473,000 were made with exercise prices equal to the fair market value of our stock at the date of grant.  Effective May 1, 2002, the 1998 stock option plan was terminated and the remaining 1,258,971 shares available for grant under this plan, including forfeitures, were transferred to the 2002 Equity Incentive plan.

In May 1999, our shareholders adopted the 1999 Non-Employee Director Plan of Adams Golf, Inc. (the "Director Plan"), which allowed for 200,000 shares of our stock to be issued to non-employee directors.  At December 31, 2001, 90,000 options had been granted to various board members at exercise prices ranging from $0.63 to $4.75, which equaled the fair market value of our common stock on the date of grant.  These options vest equally on each of the first four anniversary dates from the date of grant and expire five years from the date of grant.  Effective May 1, 2002, the Director Plan was terminated and the remaining 110,000 shares available for grant under this plan, including forfeitures, were transferred to the 2002 Equity Incentive plan.

In November 1999, we adopted the 1999 Stock Option Plan for Outside Consultants (the "Consultant Plan").  The Consultant Plan allowed for the granting of up to 1,000,000 shares of our common stock.  At December 31, 2001, 355,800 options had been granted with exercise prices ranging from $0.38 to $2.27 per share at the date of grant.  The vesting period varies from two to four years with options vesting equally on each of the anniversary dates from the date of grant and expire five years from the date of grant.  Effective May 1, 2002, the Outside Consultants plan was terminated and the remaining 644,200 shares available for grant under this plan, including forfeitures, were transferred to the 2002 Equity Incentive plan.

In May 2002, we adopted the 2002 Equity Incentive Plan for employees, outside directors and consultants.  The plan allows for the granting of up to 2,500,000 shares of our common stock at the inception of the plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this plan, and additional shares as defined in the plan.  On May 1, 2002, the four predecessor plans described above were terminated and a total of 2,153,481 shares available for issuance under these predecessor plans were transferred to the Equity Incentive Plan.  As shares forfeit or expire under the four predecessor plans, those shares become available under the 2002 Equity Incentive Plan.  Since the initial transfer on May 1, 2002, an additional 806,040 shares were transferred to the Equity Incentive Plan.  In addition, the plan automatically increases 1,000,000 shares available for granting on January 1 of each subsequent year for years 2003 through 2008.  At December 31, 2006, 5,447,233 outstanding options had been granted with exercise prices at $0.01 per share at the date of grant.  The vesting periods vary from six months to four years and the options expire ten years from the date of grant.  At December 31, 2006, 2,184,632 shares remain available for grant, including forfeitures.

       ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Tables in thousands, except share and per share amounts)

(13)  Stockholders' Equity (continued)

The following is a summary of stock options outstanding as of December 31, 2006:

		Weighted	Weighted		Weighted
Range of		Average	average		Average Vested
Exercise	Options	Remaining	Exercise price	Options	Exercise price
Prices	Outstanding	Contractual life	per share	Exercisable	per share

$0.01 - $0.30	5,447,223	6.93 years	$ 0.01	3,722,007	$ 0.01
$0.31 - $0.99	150,000	6.12 years	0.31	112,500	0.31
$1.00 - $1.97	100,000	8.26 years	1.19	25,000	1.20

	5,697,223	6.93 years	$ 0.04	3,859,507	$ 0.03

The per share weighted-average fair value of stock options granted during 2006, 2005 and 2004 was $1.18, $1.38 and $1.06, respectively, on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:  Risk free interest rate, 3.5%; expected life, 10 years; expected dividend yield, 0%; and daily annualized volatility, 107.4%, 111.4% and 118.1% in 2006, 2005 and 2004, respectively. We use historical data to estimate option exercise and employee termination factors within the valuation model.

Operating expenses included in the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 include total compensation expense associated with stock options and warrants of $1,118,000, $1,496,000 and $793,000, respectively.

A summary of stock option activity follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise price	Value of options

Options outstanding at December 31, 2003	4,408,187	$0.46
Options granted	2,745,413	0.03
Options forfeited (expired)	(638,540)	2.26
Options exercised	(118,082)	0.07

Options outstanding at December 31, 2004	6,396,978	0.09
Options granted	1,294,161	0.01
Options forfeited (expired)	(306,333)	1.32
Options exercised	(214,000)	0.18

Options outstanding at December 31, 2005	7,170,806	0.03
Options granted	50,000	1.18
Options forfeited (expired)	(100,000)	0.74
Options exercised	(1,423,573)	0.01	1,973,664

Options outstanding at December 31, 2006	5,697,223	$0.04	11,003,577
Options exercisable at December 31, 2006	3,859,507	$0.03	7,501,134

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Tables in thousands, except share and per share amounts)

(13)  Stockholders' Equity (continued)

The weighted average contractual life of the options exercisable at December 31, 2006 was 6.37 years.

Had we not adopted SFAS 123R during 2006, the effect to net income under APB 25 would have been $1,080,000 for the year ended December 31, 2006.  The basic and diluted earnings per share would have been $0.31 and $0.39, respectively, for the year ended December 31, 2006.

Upon the adoption of SFAS 123R in January 2006, the deferred stock-based compensation balance of approximately $1,505,000 and $2,570,000 were netted into additional paid in capital at December 31, 2006 and December 31, 2005, respectively.  As of December 31, 2006, the total compensation costs related to non-vested awards not yet recognized has a weighted average period of 1.3 years over which it is expected to be recognized.

(a)  Common Stock Repurchase Program

In October 1998, the Board of Directors approved a plan whereby we are authorized to repurchase from time to time on the open market up to 2,000,000 shares of its common stock.  At December 31, 1998, we had repurchased 657,500 shares of common stock at an average price per share of $4.77 for a total cost of approximately $3,136,000.  At August 15, 2006, we repurchased 137,384 shares of common stock at an average price per share of $1.35 for a total cost of approximately $186,000.  At November 15, 2006, we repurchased 141,736 shares of common stock at an average price per share of $1.44 for a total cost of approximately $204,000.  The repurchased shares are held in treasury.  No shares were repurchased during the years ended December 31, 2005 or 2004.

(b)  Deferred Compensation

Due to the passage of The American Jobs Creation Act and the subsequent IRS Section 409A rules, stock options that were issued at a strike price less than market value at the date of grant will now be considered deferred compensation by the Internal Revenue Service and the individual who was granted the options will incur adverse tax consequences, including but not limited to excise taxes, unless the individual deemed future exercise date of the unvested stock options at December 31, 2004 and made this election before December 31, 2005.  As a result of the compliance with the American Job Creation Act, a summary of the elected future exercise dates is as follows:

Period of Exercise	Total Options to be exercised

2007	1,194,667
2008	777,695
2009	360,000
2010	60,000
Beyond 2010	353,199

Total Options	2,745,561

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Tables in thousands, except share and per share amounts)

(14)  Segment Information

We generate substantially all revenues from the design, marketing and distribution of premium quality, technologically innovative golf clubs.  Our products are distributed in both domestic and international markets.  Net sales by customer domicile for these markets consisted of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

United States	$63,016	$48,496	$50,301
Rest of world	13,014	7,928	6,461

	$76,030	$56,424	$56,762

The following table sets forth net sales by product class for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Fairway woods	$14,841	$14,539	$21,630
Drivers	7,323	15,673	11,142
Irons	51,649	23,919	21,107
Wedges and other	2,217	2,293	2,883

Total	$76,030	$56,424	$56,762

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Tables in thousands, except share and per share amounts)

(15)  Quarterly Financial Results (unaudited)

Quarterly financial results for the years ended December 31, 2006 and 2005 are as follows:
	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$22,265	$25,733	$14,960	$13,072

Gross profit	$10,452	$11,170	$6,385	$5,719

Net income (loss)	$3,349	$1,770	$(500)	$4,381

Income (loss) per share - basic	$0.15	$0.08	$(0.02)	$0.19
- diluted	0.12	0.06	(0.02)	0.15

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$16,798	$19,792	$10,180	$9,654

Gross profit	$8,853	$9,029	$4,153	$4,080

Net income (loss)	$3,490	$1,182	$(404)	$(1,028)

Income (loss) per share - basic	$0.15	$0.05	$(0.02)	$(0.04)
- diluted	0.13	0.04	(0.02)	(0.04)

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Tables in thousands, except share and per share amounts)

(16)  Business and Credit Concentrations

We are currently dependent on four customers, which collectively comprised approximately 25.2% of net sales for the year ended December 31, 2006.  Of these, three customers individually represented greater than 5% but less than 10% of net sales, while no customer individually represented greater than 10% of net sales for the year ended December 31, 2006.  For the year ended December 31, 2005, five customers collectively comprised approximately 26.0% of net sales, of which no customer individually represented greater than 5% of net sales while one customer represented greater than 10% but less than 15% of net sales for the year ended December 31, 2005.  For the year ended December 31, 2004, six customers collectively comprised approximately 26.4% of net sales, of which one customer individually represented greater than 5% of net sales and no customers represented greater than 10% of net sales for the year ended December 31, 2004.  The loss of an individual or a combination of these customers would have a material adverse effect on consolidated revenues, results of operations, financial condition and competitive market position.

A significant portion of our inventory purchases are from one supplier.  That supplier represents approximately 62% and 53% of total inventory purchases for the years ended December 31, 2006 and 2005.  This supplier and many other industry suppliers are located in China.  We do not anticipate any changes in the relationships with its suppliers; however, if such change were to occur, we have alternative sources available.

(17)  Subsequent Events

Purchase of selected assets of Women’s Golf Unlimited

On February 1, 2007, we concluded the transaction of purchasing the trademarks, customer lists and website domains for Women’s Golf Unlimited which includes the brands of Square Two Golf and Lady Fairway.  We paid $0.6 million for those assets and did not assume any liabilities.  There is a contingent earnout payment of up to a maximum of $0.4 million due on a quarterly basis for a 13 month period following the sale.  This information was provided in a 8-K filing on February 2, 2007 and the full agreement is included in this filing as an exhibit.

Schedule II

ADAMS GOLF, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended December 31, 2006, 2005 and 2004

(Table in thousands)

	Balance at	Charged to		Balance at
	Beginning	cost and other		end of
Description	of period	expenses	Deductions(1)	period

Allowance for doubtful accounts:
Year ended December 31, 2006	$952	853	1,103	$702
Year ended December 31, 2005	$746	557	351	$952
Year ended December 31, 2004	$332	1,510	1,096	$746

Product warranty and sales returns:
Year ended December 31, 2006	$1,546	771	277	$2,040
Year ended December 31, 2005	$1,120	742	316	$1,546
Year ended December 31, 2004	$1,015	437	332	$1,120

Inventory obsolescence
Year ended December 31, 2006	$215	--	62	$153
Year ended December 31, 2005	$474	--	259	$215
Year ended December 31, 2004	$465	--	(9)	$474

Deferred tax asset valuation allowance:
Year ended December 31, 2006	$18,027	(6,770)	--	$11,257
Year ended December 31, 2005	$19,269	(1,165)	77	$18,027
Year ended December 31, 2004	$20,472	(1,134)	69	$19,269

(1)
Represents uncollectible accounts charged against the allowance for doubtful accounts, actual costs incurred for warranty repairs and sales returns, and inventory items deemed obsolete charged against the inventory obsolescence reserve.

S-1