Form 10-Q
period 2007-03-31
ADAMS GOLF INC
filed 2007-05-09
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007
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

[  ] Yes   [X] No

The number of outstanding shares of the Registrant's common stock, par value $.001 per share, was 24,002,349 on May 4, 2007.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL STATEMENTS	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		March 31, 2007 (unaudited) and December 31, 2006	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three months ended March 31, 2007 and 2006	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Three months ended March 31, 2007	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Three months ended March 31, 2007 and 2006	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-14

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4.	Controls and Procedures	23

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	24

	Item 1A.	Risk Factors	25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	N/A

	Item 5.	Other Information	N/A

	Item 6.	Exhibits	25

		Signatures	26

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	March 31, 2007	December 31, 2006
	(unaudited)
Current assets:
Cash and cash equivalents	$ 3,424	$ 9,472
Trade receivables, net of allowance for doubtful accounts of $706 (unaudited) and $702 in 2007 and 2006, respectively	27,029	13,553
Inventories, net	25,207	24,651
Prepaid expenses	924	686
Other current assets	1,367	1,371
Total current assets	57,951	49,733

Property and equipment, net	769	719
Deferred tax asset - non current	4,052	4,052
Other assets, net	1,542	1,099
	$ 64,314	$ 55,603

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 9,466	$ 6,271
Accrued expenses	8,896	7,463
Total liabilities	18,362	13,734

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 24,938,976 and 24,895,226 shares issued and 24,002,349 and 23,958,606 shares outstanding at March 31, 2007 (unaudited) and December 31, 2006, respectively	25	25
Additional paid-in capital	90,894	90,630
Accumulated other comprehensive income	952	887
Accumulated deficit	(42,393)	(46,147)
Treasury stock, 936,627 common shares, at cost, at March 31, 2007 (unaudited) and December 31, 2006	(3,526)	(3,526)
Total stockholders' equity	45,952	41,869

	$ 64,314	$ 55,603
Contingencies

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended
	March 31,

	2007	2006

Net sales	$ 27,808	$ 22,265
Cost of goods sold	15,613	11,813
Gross profit	12,195	10,452

Operating expenses:
Research and development expenses	810	610
Selling and marketing expenses	5,706	4,911
General and administrative expenses	1,915	1,672
Total operating expenses	8,431	7,193
Operating income	3,764	3,259

Other income (expense):
Interest income (expense), net	24	46
Other income (expense), net	13	46
Income before income taxes	3,801	3,351
Income tax expense	47	2
Net income	$ 3,754	$ 3,349

Net income per common share - basic	$ 0.16	$ 0.15
- diluted	$ 0.12	$ 0.12

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Three Months Ended March 31, 2007
(unaudited)
	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income	Deficit	Income	Stock	Equity

Balance, December 31, 2006	24,895,226	$ 25	$ 90,630	$ 887	$ (46,147)		$ (3,526)	$ 41,869
Comprehensive income:
Net income	--	--	--	--	3,754	$ 3,754	--	3,754
Foreign currency translation	--	--	--	65	--	65	--	65
Comprehensive income	--	--	--	--	--	$ 3,819	--	--
Stock options exercised	43,750	--	1	--	--		--	1
Amortization of deferred compensation	--	--	263	--	--		--	263
Balance, March 31, 2007	24,938,976	$ 25	$ 90,894	$ 952	$ (42,393)		$ (3,526)	$ 45,952

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended
	March 31,

	2007	2006
Cash flows from operating activities:
Net income	$ 3,754	$ 3,349
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	102	88
Amortization of deferred compensation	263	275
Provision for doubtful accounts	138	88
Changes in assets and liabilities:
Trade receivables	(12,440)	(11,073)
Inventories	(556)	(1,051)
Prepaid expenses	(238)	(64)
Other current assets	3	9
Other assets	135	135
Accounts payable	3,195	1,118
Accrued expenses	269	3,389
Net cash provided by (used in) operating activities	(5,375)	(3,737)

Cash flows from investing activities:
Purchases of equipment	(130)	(97)
Purchases of intangible assets	(600)	--
Net cash provided by (used in) investing activities	(730)	(97)

Cash flows from financing activities:
Principal payments under capital lease obligation	(9)	(10)
Exercise of stock options	1	--
Debt financing costs	--	--
Net cash provided by (used in) financing activities	(8)	(10)

Effects of exchange rate changes on cash and cash equivalents	65	88
Net increase (decrease) in cash and cash equivalents	(6,048)	(3,756)
Cash and cash equivalents at beginning of period	9,472	10,747

Cash and cash equivalents at end of period	$ 3,424	$ 6,991

Supplemental disclosure of cash flow information
Interest paid	$ --	$ 2
Income taxes paid	$ 26	$ 2

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company", "Adams Golf", "we", "us", or "our") for the three month periods ended March 31, 2007 and 2006 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.   However, these operating results are not necessarily indicative of the results expected for the full fiscal year.   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2006 Annual Report on Form 10-K filed with the SEC on March 14, 2007.

Founded in 1987, Adams Golf, Inc. initially operated as a component supplier and contract manufacturer.   Thereafter, we established our custom fitting operation.  Today we design, assemble, market and distribute premium quality, technologically innovative golf clubs, including Idea a2 and a2 OS irons, Idea Tech OS irons, Idea Pro Irons and Idea a2, Idea Tech OS and Idea Pro I-woods, Insight drivers and fairway woods, RPM drivers and fairway woods, Ovation drivers and fairway woods, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, Tight Lies GT500 and GT3 irons and i-woods, the Tom Watson signature and Puglielli series of wedges, and certain accessories. Our Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  We completed an internal reorganization in 1997, and we now conduct our operations through several direct and indirect wholly-owned subsidiaries, agencies and distributorships.

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):
	March 31,	December 31,
	2007	2006
	(unaudited)
Finished goods	$ 12,464	$ 13,506
Component parts	12,743	11,145
Total Inventory	$ 25,207	$ 24,651

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of the following: purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit after work in process is completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory.  At March 31, 2007 and December 31, 2006, inventories included $736,000 and $543,000 of consigned inventory, respectively, and $151,000 and $153,000 of inventory obsolescence reserves, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued expenses consisted of the following on the dates indicated (in thousands):
	March 31,	December 31,
	2007	2006
	(unaudited)
Payroll and commissions	$ 1,953	$ 2,046
Advertising	554	326
Product warranty expense and sales returns	2,064	2,040
Professional services	35	7
Accrued inventory	268	296
Accrued sales promotions	1,080	859
Deferred Revenue	1,174	805
Other	1,768	1,084
Total accrued expenses	$ 8,896	$ 7,463

4.   Income per Common Share

The weighted average common shares used for determining basic and diluted loss per common share were 23,978,321 and 30,620,418, respectively, for the three months ended March 31, 2007, and 22,827,264 and 28,202,812, respectively, for the three months ended March 31, 2006.

The effect of all warrants and options to purchase shares of our common stock for the three months ended March 31, 2007 resulted in additional dilutive shares of 6,642,097.  The effect of all warrants and options to purchase shares of our common stock for the three months ended March 31, 2006 resulted in additional dilutive shares of 5,375,548.

5.   Geographic Segment and Data

We generate substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  Our products are distributed in both domestic and international markets.  Net sales by customer for these markets consisted of the following during the periods indicated (in thousands):

	Three Months Ended March 31,
	2007	2006
	(unaudited)
United States	$ 24,128	$ 18,524
Rest of World	3,680	3,741
Total Net Sales	$ 27,808	$ 22,265

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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   Income Taxes

We account for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses through December 31, 2002 and other deferred tax assets will be realized.   However, due to our recent earnings history, we have concluded that it is more likely than not that a portion of the deferred tax asset will be realized.  We have recognized a valuation allowance equal to a portion of deferred income tax asset whose realization is uncertain.  Although we have carryforwards due to historical losses, current tax law for calculating Alternative Minimum Tax allows us to use carryforwards only up to 90% of the annual liability.  Accordingly, AMT tax expense for the three months ended March 31, 2007 and 2006 was $47,000 and $2,000, respectively.

In January 2007, we adopted the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements.  FIN 48 requires companies to determine whether it is "more likely than not" that a tax portion will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  We did not recognize any adjustments to our financial statements as a result of our implementation of FIN 48.

7.   Other Assets

Other assets increased from December 31, 2006 to March 31, 2007 due to the purchase of selected assets of Women's Golf Unlimited.  On February 1, 2007, we concluded the transaction of purchasing certain trademarks, customer lists and website domains of Women's Golf Unlimited, which includes the brands of Square Two Golf and Lady Fairway.  We paid $0.6 million for those assets and did not assume any liabilities.  There is a contingent earnout payment of up to a maximum of $0.4 million due on a quarterly basis for a 13 month period following the sale.  This information was provided in an 8-K filing on February 2, 2007 and the full agreement is included in the 2006 10K filing as an exhibit.

8.   Comprehensive Income

Comprehensive income for the three months ended March 31, 2007 was approximately $3.8 million.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock-Based Compensation

In May 2002, we adopted the 2002 Equity Incentive Plan (the "Plan") for employees, outside directors and consultants.  The Plan allows for the granting of up to 2,500,000 shares of our common stock at the inception of the Plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this Plan, and additional shares as defined in the Plan.  In addition, the Plan automatically increases 1,000,000 shares available for granting on January 1 of each subsequent year for years 2003 through 2008.  At March 31, 2007, 5,403,483 outstanding options had been granted with exercise prices at $0.01 per share at the date of grant.  The requisite service periods for the options to vest vary from six months to four years and the options expire ten years from the date of grant.  At March 31, 2007, 3,184,632 shares remain available for grant, including forfeitures.

The per share weighted-average fair value of stock options granted during the quarter ended March 31, 2006 was $1.11.  No options were granted in the quarter ended March 31, 2007. On the date of grant, using the Black Scholes option pricing model, we used the following weighted-average assumptions to value options granted during the three months ended March 31, 2006:  Risk free interest rate, 3.5%; expected life, 10 years; expected dividend yield, 0%; and daily annualized volatility of 107.4%. We use historical data to estimate option exercise and employee termination factors within the valuation model. The risk free interest rate is based on the US Treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the award.

Operating expenses included in the consolidated statements of operations for the quarters ended March 31, 2007, and March 31, 2006 include total compensation expense associated with stock options and warrants of $263,000 and $275,000, respectively.

	Number of	Weighted	Aggregate
	Outstanding	Average	Intrinsic
	Shares	Exercise price	Value of options

Options outstanding at December 31, 2006	5,697,233	$ 0.04	$ 11,003,577
Options granted	--	--	--
Options forfeited / expired	--	--	--
Options exercised	(43,750)	0.01	84,214

Options outstanding at March 31, 2007	5,653,483	0.04	10,465,548

Options exercisable at March 31, 2007	4,220,870	0.03	7,845,861

The weighted average contractual life of the options outstanding at March 31, 2007 was 6.68 years and for options exercisable at March 31, 2007 was 6.29 years.

Under the provisions of the 2002 Equity Incentive Plan, we have the authority to repurchase the taxable portion of the employee's shares that become outstanding after the employee exercises their options.  No shares were repurchased during this period.  All repurchased shares from previous periods are held in treasury.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock-Based Compensation (Continued)

Due to the passage of The American Jobs Creation Act and the subsequent IRS Section 409A rules, stock options that were issued at a strike price less than market value at the date of grant will now be considered deferred compensation by the Internal Revenue Service and the individual who was granted the options will incur adverse tax consequences, including, but not limited to excise taxes, unless the individual deemed a future exercise date of the unvested stock options at December 31, 2004 and made this election before December 31, 2005.  As a result of the compliance with the American Job Creation Act, a summary of the elected future exercise dates is as follows:

Period of Exercise	Total Options to be exercised

2007	1,150,917
2008	777,695
2009	360,000
2010	60,000
Beyond 2010	353,199

Total Options	2,701,811
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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   Contingencies (continued)

We maintain directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich American Insurance Company, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  We are currently assessing whether Zurich's denial of coverage is appropriate.  There is potential that Zurich's denial of coverage could adversely affect the coverage provided by the layers exceeding the $20 million level.  On February 21, 2007, Chubb & Son, a division of Federal Insurance Company, notified us that coverage under Federal's policy, which provided insurance coverage totaling $10 million for the layer of exposure between $20 million and $30 million, and the Executive Risk Indemnity Inc. policy, which provided insurance coverage totaling $10 million for the layer of exposure between $40 million and $50 million, would only attach if the underlying limits are exhausted by payment from the underlying insurance carrier.  We are currently assessing whether Chubb's interpretation of the policies' language is appropriate.  At this point in the legal proceedings, we cannot predict with any certainty the outcome of the matter, per the guidance in SFAS 5, and thus can not reasonably estimate future liability on the conclusion of the events, if any.

The underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that we have no current obligation to pay the underwriters' defense costs.  We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws. The litigation is not at that stage yet.  As of May 4, 2007, the total amount of outstanding underwriter defense costs was just less than $1.3 million.  At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded.  At this time, we cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

13.   Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.   Business and Credit Concentrations

We are currently dependent on three customers, which collectively comprised approximately 26% of net sales for the three months ended March 31, 2007.  Of these, two customers individually represented greater than 5% but less than 10% of net sales, and one customer represented greater than 10% but less than 15%. No customers represented greater than 15%.  For the three months ended March 31, 2006, four customers collectively comprised approximately 25% of net sales; all four of these customers individually represented greater than 5% but less than 10% of net sales.

A significant portion of our inventory purchases are from one supplier.  That supplier represents approximately 41% and 76% of total inventory purchases for the three months ended March 31, 2007 and 2006, respectively.  This supplier and many other industry suppliers are located in China.  We do not anticipate any changes in the relationships with our suppliers; however, if any changes were to occur, we believe we would have alternative sources available although they might result in possible increased costs, potential changes in terms or possible delays in the delivery of product.

15.   Product Warranty Reserve

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
	Beginning Balance	Charges for Warranty claims	Estimated accruals	Ending Balance
Quarter ended December 31, 2006	$ 465	(97)	21	$ 389
Quarter ended March 31, 2007	$ 389	(79)	57	$ 367

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our consolidated financial statements and notes thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the SEC on March 14, 2007.

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

Overview

Founded in 1987, Adams Golf, Inc. initially operated as a component supplier and contract manufacturer.   Thereafter, we established our custom fitting operation.  Today we design, assemble, market and distribute premium quality, technologically innovative golf clubs, including Idea a2 and a2 OS irons, Idea Tech OS irons, Idea Pro Irons and Idea a2, Idea Tech OS and Idea Pro I-woods, Insight drivers and fairway woods, RPM drivers and fairway woods, Ovation drivers and fairway woods, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, Tight Lies GT500 and GT3 irons and i-woods, the Tom Watson signature and Puglielli series of wedges, and certain accessories. Our Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  We completed an internal reorganization in 1997, and we now conduct our operations through several direct and indirect wholly-owned subsidiaries, agencies and distributorships.

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

We have put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure quality of components.  We are continually re-evaluating existing vendors while testing potential new vendors for all the various product lines we offer.  At any time, we may purchase a substantial majority of our volume of a specific component part from a single vendor, but we continually strive to maintain a primary and several secondary suppliers for each component part.  Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China.  Since many of our available component suppliers are located in close proximity in Asia, this concentration could adversely effect our ability to obtain components resulting from negative events such as, but not limited to, foreign government relations, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and fluctuation in exchange rates.  A significant portion of our inventory purchases are from one supplier representing approximately 41% and 76% for the quarters ended March 31, 2007 and 2006, respectively.  This supplier and many other industry suppliers are located predominately in China.  We do not anticipate any changes in the relationships with our suppliers; however, if such change were to occur, we could, in the future, experience shortages of components or periods of increased price pressures or changes in terms, which could have a material adverse effect on our business, results of operations, financial position and/or liquidity.  To date, we have not experienced any material interruptions in supply from any supplier.

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

   Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification.  We evaluate each individual customer and measure various key aspects of the customer such as, but not limited to, their overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items.  From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the appropriate reserve requirements.   Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We generally do not require collateral.  Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more customers' financial strength.  While only two customers represent greater than 5% but less than 10% and one customer represents greater than 10% but less than 15% of net sales for the quarter ended March 31, 2007, if a combination of customers were to become financially impaired, our financial results could be severely affected.

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

   Impairment of Long-Lived Assets

We follow the guidance in SFAS ("Statement of Financial Accounting Standards") 144 in reviewing long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the quarters ended March 31, 2007 and 2006, there were no impairments of long-lived assets.

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
          --Orders shipped on time
          --Expenses by department
          --Inbound and outbound freight cost by mode (dollars and dollars per unit)

          --Inbound freight utilization by mode (ocean vs air)

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
	Three Months Ended March 31,
	2007	2006
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	56.1	53.1
Gross profit	43.9	46.9
Operating expenses:
Research and development expenses	2.9	2.7
Sales and marketing expenses	20.5	22.1
General and administrative expenses	6.9	7.5
Total operating expenses	30.3	32.3
Interest income (expense), net	0.1	0.2
Other income (expense), net	0.0	0.2
Income before income taxes	13.7	15.0
Income tax expense	0.2	0.0
Net income	13.5%	15.0%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 30, 2006

Total net sales increased to $27.8 million for the quarter ended March 31, 2007 from $22.3 million for the same comparable period of 2006 primarily resulting from the successful product introductions of the Idea a2 and a2 OS Irons and Tech OS Irons.  Overall, product family life cycles generally range from one to three years, and each product family varies in its life cycle as there are multiple factors influencing the life, such as, but not limited to, customer acceptance, competition and technology.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.

Net sales of irons increased to $17.6 million, or 63.2% of total net sales for the quarter ended March 31, 2007 from $13.3 million, or 59.9% of total net sales, for the comparable period of 2006.  The increase was primarily generated from the net sales of Idea a2 and a2 OS irons, Tech OS irons and integrated iron sets while the prior period net sales primarily resulted from the Idea a2 and a2 OS irons and integrated iron sets.

Net sales of drivers increased to $4.5 million, or 16.1% of total net sales, for the quarter ended March 31, 2007 from $2.4 million, or 11.0% of total net sales, for the comparable period of 2006.  A large portion of the driver net sales for the quarter ended March 31, 2007 was generated by the Insight driver, which was introduced in the first quarter of 2007 while prior period net sales were driven by the Redline RPM product line.

Net sales of fairway woods decreased to $5.2 million, or 18.8% of total net sales, for the quarter ended March 31, 2007, from $5.9 million, or 26.6% of total net sales, for the comparable period of 2006.  First quarter 2007 net sales were generated from Insight fairway woods and Idea a2 and a2 OS, Idea Pro and Tech OS I-woods.  First quarter 2006 net sales were generated from RPM LP fairway woods, Idea a2 and a2 OS I-woods and Original Tight Lies fairway woods.

We are currently dependent on three customers, which collectively comprised approximately 26% of net sales for the quarter ended March 31, 2007.  Of these, two customers individually represented greater than 5% but less than 10% of net sales and one customer represented greater than 10% but less than 15% of net sales. No customer represents greater than 15% of net sales.  Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the U.S. remained flat at $3.7 million, or 13.2% of total net sales, from $3.7 million, or 16.8% of total net sales, for the quarters ended March 31, 2007 and 2006, respectively.  Net sales resulting from countries outside the U.S. excluding Canada decreased to 3.4% of total net sales for the quarter ended March 31, 2007 compared to 6.9% of total net sales for the quarter ended March 31, 2006.

Cost of goods sold increased to $15.6 million, or 56.1% of total net sales, for the quarter ended March 31, 2007 from $11.8 million, or 53.1% of total net sales, for the comparable period of 2006.  The increase as a percentage of total net sales is primarily due to changes in the product mix, coupled with decreases in fairway wood and driver net pricing and increases in some component pricing, increasing inbound freight costs related to fuel price increases and other inventory related costs.

Selling and marketing expenses increased to $5.7 million for the quarter ended March 31, 2007 from $4.9 million for the comparable period in 2006.  The increase is primarily the result of additional commission expense of $0.5 million as a result of the increased net sales during the period and an increase in tour player expenses of $0.2 million.

General and administrative expenses increased to $1.9 million for the quarter ended March 31, 2007 from $1.7 million for the comparable period in 2006.

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $0.8 million for the quarter ended March 31, 2007 from $0.6 million for the comparable period in 2006.

Our inventory balances were approximately $25.2 million and $24.7 million at March 31, 2007 and December 31, 2006, respectively.  The increase in inventory levels is primarily a result of increased purchasing related to the Insight Drivers and fairway woods, which were launched in the first quarter of 2007, and continued success of the Idea a2 OS product line.

Our net accounts receivable balances were approximately $27.0 million and $13.6 million at March 31, 2007 and December 31, 2006, respectively.  The increase is primarily due to significant sales revenue and the strengthening of our existing product lines. Due to the seasonality of our business, fluctuations in our accounts receivable balance from period to period are to be expected.

Our accounts payable balances were approximately $9.5 million and $6.3 million at March 31, 2007 and December 31, 2006, respectively.  The increase in accounts payable is primarily associated with increases in inventory purchases associated with the recent product launch of the Insight product lines.

Our accrued liabilities balances were approximately $8.9 million and $7.5 million at March 31, 2007 and December 31, 2006, respectively.  The increase in accrued liabilities is primarily associated with increases in accruals related to commissions payable, advertising purchases, sales promotions, and our deferred revenue program.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $3.4 million at March 31, 2007 compared to $9.5 million at December 31, 2006.  During the three months, inventory increased $0.6 million and accounts receivable increased $12.4 million.   These increases were partially offset with an increase in accrued expenses and accounts payable of $3.5 million.

In February 2006, we signed a revolving credit agreement with Bank of Texas to provide up to $10.0 million in short term debt.  The agreement is collateralized by all of our assets and requires, among other things, us to maintain certain financial performance levels relative to the cash flow leverage ratio and fixed charge coverage ratio, but only when we have an outstanding balance on the facility.  Interest on outstanding balances varies depending on the portion of the line that is used and accrues at a rate from prime less one percent to prime and is due quarterly.  As of May 4, 2007, we have no outstanding borrowings on our credit facility.

Working capital increased at March 31, 2007 to $39.6 million compared to $36.0 million at December 31, 2006.   Approximately 47% of our current assets are comprised of accounts receivable at March 31, 2007.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability, often to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  We expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect a significant portion of the trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under the credit facility, we would be required to obtain additional financing or limit expenditures to the extent of available cash on hand, all of which could significantly adversely effect our current growth plans and result in a material adverse effect on our results of operations, financial condition and/or liquidity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our Disclosure Controls and Procedures as of the end of the period covered by this report.   Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our Company, particularly during the period in which this report was being prepared, and that our Disclosure Controls and Procedures were effective.  There were no changes to our Internal Controls Over Financial Reporting during the three months ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

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

We maintain directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich American Insurance Company, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  We are currently assessing whether Zurich's denial of coverage is appropriate.  There is potential that Zurich's denial of coverage could adversely affect the coverage provided by the layers exceeding the $20 million level.  On February 21, 2007, Chubb & Son, a division of Federal Insurance Company, notified us that coverage under Federal's policy, which provided insurance coverage totaling $10 million for the layer of exposure between $20 million and $30 million, and the Executive Risk Indemnity Inc. policy, which provided insurance coverage totaling $10 million for the layer of exposure between $40 million and $50 million, would only attach if the underlying limits are exhausted by payment from the underlying insurance carrier.  We are currently assessing whether Chubb's interpretation of the policies' language is appropriate.  At this point in the legal proceedings, we cannot predict with any certainty the outcome of the matter, per the guidance in SFAS 5, and thus can not reasonably estimate future liability on the conclusion of the events, if any.

The underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that we have no current obligation to pay the underwriters' defense costs.  We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws. The litigation is not at that stage yet.  As of May 4, 2007, the total amount of outstanding underwriter defense costs was just less than $1.3 million.  At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded.  At this time, we cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

Item 1A. Risk Factors

We have included in Part I, 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, a description of certain risks and uncertainties that could have an affect on our business, future performance, or financial condition.  We have evaluated our current risk factors and the following additional risk factors has been changed:

Risks of  Adequate Insurance Coverage

Currently, we have potential exposure in our Directors and Officers insurance policy covering the time period of the class action lawsuit, where our third layer of coverage for the $5 million layer between $15 million and $20 million is currently being denied by Zurich, as they claim that we did not notify them timely in the class action lawsuit.  In addition, there is potential that Zurich's denial of coverage could adversely affect the coverage layers exceeding the $20 million level.   Chubb & Son, a division of Federal Insurance Company, notified us that coverage under Federal's policy, which provided insurance coverage totaling $10 million for the layer of exposure between $20 million and $30 million, and the Executive Risk Indemnity Inc. policy, which provided insurance coverage totaling $10 million for the layer of exposure between $40 million and $50 million, would only attach if the underlying limits are exhausted by payment from the underlying insurance carrier.  Additionally, our Directors and Officers insurance policy covering the time period of the class action lawsuit has an endorsement that limits the defense costs covered under the policy for the underwriters of the IPO to $1 million, and at this time the underwriters' attorneys have exhausted this $1 million sublimit. As of May 4, 2007, the total amount of outstanding underwriter defense costs was just less than $1.3 million.  To the extent that our Company is liable for any material amounts denied under or in excess of our Directors and Officer's insurance, or any other insurance policy for that matter, it could have a material effect on our business and our results of operations.

Item 6(a).  Exhibits

See exhibit index on pages 27-28.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.
ADAMS GOLF, INC.

Date: May 9, 2007	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President

Date: May 9, 2007	By: /S/ ERIC LOGAN
Eric Logan
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2007	By: /S/ PAMELA J. HIGH
Pamela J. High
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 3.3	Amended and Restated Audit Committee charter	Incorporated by reference to Annex A of the 2004 Proxy Statement (Annex A)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Adams Golf Equity Incentive Plan	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 February 9, 2004 File No. 333-112622 (Exhibit 4.7)

Exhibit 4.8	Amendment to Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 July 13, 2006 File No. 333-112622 (Exhibit 4.8)

Exhibit 10.1	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003 (Exhibit 10.12)

Exhibit 10.2*	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 (Exhibit 10.16)

Exhibit 10.3*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 (Exhibit 10.17)

Exhibit 10.4	Revolving line of Credit between Adams Golf, Inc and Bank of Texas	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005 (Exhibit 10.8)

Exhibit 10.5	Employment Agreement - Byron H. (Barney) Adams	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005 (Exhibit 10.9)

Exhibit 10.6	Change of Control - Eric Logan	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended March 31, 2006 (Exhibit 10.7)

Exhibit 10.7	Commercial Lease Agreement dated August 16, 2006, between MDN/JSC -II Limited and the Company	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended September 30, 2006 (Exhibit 10.8)

Exhibit 10.8**	Asset Purchase Agreement of Women's Golf Unlimited	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2006 (Exhibit 10.11)

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

___________________
* The SEC has granted our request for confidential treatment of certain portions of these agreements.

** The SEC is currently reviewing our request for confidential treatment of certain portions of this agreement.