Form 10-Q
period 2007-06-30
ADAMS GOLF INC
filed 2007-08-08
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007
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

[  ] Yes   [X] No

The number of outstanding shares of the Registrant's common stock, par value $.001 per share, was 24,418,051 on August 3, 2007.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL STATEMENTS	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		June 30, 2007 (unaudited) and December 31, 2006	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three and Six months ended June 30, 2007 and 2006	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Six months ended June 30, 2007	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Six months ended June 30, 2007 and 2006	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-14

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4.	Controls and Procedures	24

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	25

	Item 1A.	Risk Factors	26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	27

	Item 5.	Other Information	N/A

	Item 6.	Exhibits	27

		Signatures	28

Item 1.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	June 30, 2007	December 31, 2006
	(unaudited)
Current assets:
Cash and cash equivalents	$ 7,806	$ 9,472
Trade receivables, net of allowance for doubtful accounts of $709 (unaudited) and $702 in 2007 and 2006, respectively	27,797	13,553
Inventories, net	25,189	24,651
Prepaid expenses	1,768	686
Other current assets	1,398	1,371
Total current assets	63,958	49,733

Property and equipment, net	755	719
Deferred tax asset - non current	4,052	4,052
Other assets, net	1,407	1,099
	$ 70,172	$ 55,603

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 10,607	$ 6,271
Accrued expenses	10,531	7,463
Total liabilities	21,138	13,734

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 25,526,647 and 24,895,226 shares issued and 24,418,051 and 23,958,606 shares outstanding at June 30, 2007 (unaudited) and December 31, 2006, respectively	26	25
Additional paid-in capital	91,160	90,630
Accumulated other comprehensive income	1,594	887
Accumulated deficit	(39,876)	(46,147)
Treasury stock, 1,108,596 and 936,627 common shares, at cost, at June 30, 2007 (unaudited) and December 31, 2006, respectively	(3,870)	(3,526)
Total stockholders' equity	49,034	41,869

	$ 70,172	$ 55,603
Contingencies

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Net sales	$ 30,403	$ 25,733	$ 58,211	$ 47,998
Cost of goods sold	17,101	14,563	32,714	26,377
Gross profit	13,302	11,170	25,497	21,621

Operating expenses:
Research and development expenses	818	627	1,629	1,237
Selling and marketing expenses	7,711	6,603	13,417	11,513
General and administrative expenses	2,194	2,169	4,108	3,841
Total operating expenses	10,723	9,399	19,154	16,591
Operating income	2,579	1,771	6,343	5,030

Other income (expense):
Interest income (expense), net	20	32	44	77
Other income (expense), net	(49)	(3)	(36)	44
Income before income taxes	2,550	1,800	6,351	5,151
Income tax expense	33	30	80	31
Net income	$ 2,517	$ 1,770	$ 6,271	$ 5,120

Net income per common share - basic	$ 0.10	$ 0.08	$ 0.26	$ 0.22
- diluted	$ 0.08	$ 0.06	$ 0.20	$ 0.18

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Six Months Ended June 30, 2007
(unaudited)
	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income	Deficit	Income	Stock	Equity

Balance, December 31, 2006	24,895,226	$ 25	$ 90,630	$ 887	$ (46,147)		$ (3,526)	$ 41,869
Comprehensive income:
Net income	--	--	--	--	6,271	$ 6,271	--	6,271
Foreign currency translation	--	--	--	707	--	707	--	707
Comprehensive income	--	--	--	--	--	$ 6,978	--	--
Stock options exercised	631,421	1	5	--	--		--	6
Treasury stock purchases (171,969 shares)	--	--	--	--	--		(344)	(344)
Amortization of deferred compensation	--	--	525	--	--		--	525
Balance, June 30, 2007	25,526,647	$ 26	$ 91,160	$ 1,594	$ (39,876)		$ (3,870)	$ 49,034

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended
	June 30,

	2007	2006
Cash flows from operating activities:
Net income	$ 6,271	$ 5,120
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	213	171
Amortization of deferred compensation	525	519
Provision for doubtful accounts	297	377
Changes in assets and liabilities:
Trade receivables	(13,132)	(11,195)
Inventories	(538)	(3,794)
Prepaid expenses	(1,082)	(88)
Other current assets	(27)	13
Other assets	270	270
Accounts payable	4,337	7,172
Accrued expenses	1,675	1,523
Net cash provided by (used in) operating activities	(1,193)	88

Cash flows from investing activities:
Purchases of equipment	(192)	(163)
Purchases of intangible assets	(600)	--
Net cash provided by (used in) investing activities	(792)	(163)

Cash flows from financing activities:
Principal payments under capital lease obligation	(15)	(21)
Exercise of stock options	6	3
Treasury stock purchase	(344)	--
Debt financing costs	(35)	--
Net cash provided by (used in) financing activities	(388)	(18)

Effects of exchange rate changes on cash and cash equivalents	707	226
Net increase (decrease) in cash and cash equivalents	(1,666)	133
Cash and cash equivalents at beginning of period	9,472	10,747

Cash and cash equivalents at end of period	$ 7,806	$ 10,880

Supplemental disclosure of cash flow information
Interest paid	$ 1	$ 3
Income taxes paid	$ 27	$ 4

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company", "Adams Golf", "we", "us", or "our") for the three and six month periods ended June 30, 2007 and 2006 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.   However, these operating results are not necessarily indicative of the results expected for the full fiscal year.   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2006 Annual Report on Form 10-K filed with the SEC on March 14, 2007.

Founded in 1987, Adams Golf, Inc. initially operated as a component supplier and contract manufacturer.   Thereafter, we established our custom fitting operation.  Today we design, assemble, market and distribute premium quality, technologically innovative golf clubs, including Idea a3 irons, Idea a2 and a2 OS irons, Idea Tech OS irons, Idea Pro Irons and Idea a2, Idea Tech OS and Idea Pro I-woods, Insight drivers and fairway woods, RPM drivers and fairway woods, Ovation drivers and fairway woods, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, Tight Lies GT500 and GT3 irons and i-woods, the Tom Watson signature and Puglielli series of wedges, and certain accessories.  In addition, in the second quarter of 2007, we began shipping our newest line of products under Women's Golf Unlimited for the brands of Lady Fairway and Square 2 which included our irons sets of Finese and Light & Easy.  Our Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  We completed an internal reorganization in 1997, and we now conduct our operations through several direct and indirect wholly-owned subsidiaries, agencies and distributorships.

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):
	June 30,	December 31,
	2007	2006
	(unaudited)
Finished goods	$ 12,907	$ 13,506
Component parts	12,282	11,145
Total Inventory	$ 25,189	$ 24,651

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of the following: purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit after work in process is completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory.  At June 30, 2007 and December 31, 2006, inventories included $864,000 and $543,000 of consigned inventory, respectively, and $196,000 and $153,000 of inventory obsolescence reserves, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued expenses consisted of the following on the dates indicated (in thousands):
	June 30,	December 31,
	2007	2006
	(unaudited)
Payroll and commissions	$ 2,612	$ 2,046
Advertising	51	326
Product warranty and sales returns allowances	2,670	2,040
Professional services	56	7
Accrued inventory	1,422	296
Accrued sales promotions	1,218	859
Deferred revenue	1,408	805
Other	1,094	1,084
Total accrued expenses	$ 10,531	$ 7,463

4.   Income per Common Share

The weighted average common shares used for determining basic and diluted loss per common share were 24,173,421 and 30,699,756, respectively, for the three months ended June 30, 2007, and 23,094,600 and 28,651,885, respectively, for the three months ended June 30, 2006.

The effect of all warrants and options to purchase shares of our common stock for the three months ended June 30, 2007 resulted in additional dilutive shares of 6,526,335.  The effect of all warrants and options to purchase shares of our common stock for the three months ended June 30, 2006 resulted in additional dilutive shares of 5,557,285.

The weighted average common shares used for determining basic and diluted loss per common share were 24,098,406 and 30,726,371, respectively, for the six months ended June 30, 2007, and 22,970,162 and 28,589,512, respectively, for the six months ended June 30, 2006.

The effect of all warrants and options to purchase shares of our common stock for the six months ended June 30, 2007 resulted in additional dilutive shares of 6,627,965.  The effect of all warrants and options to purchase shares of our common stock for the six months ended June 30, 2006 resulted in additional dilutive shares of 5,619,350.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Geographic Segment and Data

We generate substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  Our products are distributed in both domestic and international markets.  Net sales by customer for these markets consisted of the following during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
United States	$ 24,544	$ 20,376	$ 48,674	$ 38,902
Rest of World	5,859	5,357	9,537	9,096
Total Net Sales	$ 30,403	$ 25,733	$ 58,211	$ 47,998

Foreign net sales are generated in various regions including, but not limited to, Canada (a majority of our foreign sales), Europe, Japan, Australia, South Africa, and South America.  A change in our relationship with one or more of our customers or distributors could negatively impact the volume of foreign sales.

6.   Income Taxes

We account for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses through December 31, 2002 and other deferred tax assets will be realized.   However, due to our recent earnings history, we have concluded that it is more likely than not that a portion of the deferred tax asset will be realized.  We have recognized a valuation allowance equal to a portion of deferred income tax asset whose realization is uncertain.  Although we have carryforwards due to historical losses, current tax law for calculating Alternative Minimum Tax allows us to use carryforwards only up to 90% of the annual liability.  Accordingly, AMT tax expense for the three months ended June 30, 2007 and 2006 was $33,000 and $27,000, respectively and for the six months ended June 30, 2007 and 2006 was $80,000 and $27,000, respectively.

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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.   Other Assets

Other assets increased from December 31, 2006 to June 30, 2007 due to the purchase of selected assets of Women's Golf Unlimited.  On February 1, 2007, we concluded the transaction of purchasing certain trademarks, customer lists and website domains of Women's Golf Unlimited, which includes the brands of Square Two Golf and Lady Fairway.  We paid $0.6 million for those assets and did not assume any liabilities.  There is a contingent earnout payment of up to a maximum of $0.4 million due on a quarterly basis for a 13 month period following the sale.  This information was provided in an 8-K filing on February 2, 2007 and the full agreement is included in the 2006 Annual Report on Form 10-K filed as an exhibit.

8.   Comprehensive Income

Comprehensive income for the six months ended June 30, 2007 was approximately $7.0 million.

9.   Stock-Based Compensation

We adopted the 2002 Equity Incentive Plan (the "Plan") for employees, outside directors and consultants.  The Plan allows for the granting of up to 2,500,000 shares of our common stock at the inception of the Plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this Plan, and additional shares as defined in the Plan.  In addition, the Plan automatically increases 1,000,000 shares available for granting on January 1 of each subsequent year for years 2003 through 2008.  At June 30, 2007, 4,815,812 outstanding options had been granted with exercise prices at $0.01 per share at the date of grant.  The requisite service periods for the options to vest vary from six months to four years and the options expire ten years from the date of grant.  At June 30, 2007, 3,184,632 shares remain available for grant, including forfeitures.

The per share weighted-average fair value of stock options granted during the six months ended June 30, 2006 was $1.09.  No options were granted in the six months ended June 30, 2007. On the date of grant, using the Black Scholes option pricing model, we used the following weighted-average assumptions to value options granted during the six months ended June 30, 2006:  Risk free interest rate, 3.5%; expected life, 10 years; expected dividend yield, 0%; and daily annualized volatility of 107.4%. We use historical data to estimate option exercise and employee termination factors within the valuation model. The risk free interest rate is based on the US Treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the award.

Operating expenses included in the consolidated statements of operations for the three months ended June 30, 2007 and 2006 include total compensation expense associated with stock options and warrants of $262,000 and $244,000, respectively.  For the six months ended June 30, 2007 and 2006, the compensation expense associated with stock options was $525,000 and $519,000, respectively.

	Number of	Weighted	Aggregate
	Outstanding	Average	Intrinsic
	Shares	Exercise price	Value of options

Options outstanding at December 31, 2006	5,697,233	$ 0.04	$ 11,003,577
Options granted	--	--	--
Options forfeited / expired	--	--	--
Options exercised	(631,421)	0.01	1,254,217

Options outstanding at June 30, 2007	5,065,812	0.04	10,120,598

Options exercisable at June 30, 2007	3,633,199	0.04	7,256,519

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock-Based Compensation (Continued)

The weighted average remaining contractual life of the options outstanding at June 30, 2007 was 6.31 years and for options exercisable at June 30, 2007 was 5.83 years.

Under the provisions of the 2002 Equity Incentive Plan, we have the authority to repurchase the taxable portion of the employee's shares that become outstanding after the employee exercises their options.  During the three months ended June 30, 2007, 171,969 shares were repurchased at $2.00 a share totaling $344,000.  All repurchased shares from previous periods are held in treasury.

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

Period of Exercise	Total Options to be exercised

2007	564,741
2008	777,695
2009	360,000
2010	60,000
Beyond 2010	353,077

Total Options	2,115,513
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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   Contingencies (continued)

We maintain directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich American Insurance Company, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  We are currently assessing whether Zurich's denial of coverage is appropriate.  We previously disclosed that Chubb & Son, a division of Federal Insurance Company, had notified us that coverage under Federal's policy, which provided insurance coverage totaling $10 million for the layer of exposure between $20 million and $30 million, and the Executive Risk Indemnity Inc. ("ERII") policy, which provided insurance coverage totaling $10 million for the layer of exposure between $40 million and $50 million, would only attach if the underlying limits are exhausted by payment from the underlying insurance carrier.  On June 18, 2007, Chubb notified us that Federal and ERII will not require that Zurich pay the full amount of its limit of liability before the Federal and ERII policies attach.  Although the amount of Zurich's policy's limit of liability must be satisfied by full payment in legal currency by or on behalf of the insureds, Chubb will accept payment in cash by our company of Zurich's limit of liability to satisfy this requirements, so long as such payment is for covered loss.  At this point in the legal proceedings, we cannot predict with any certainty the outcome of the matter, per the guidance in SFAS 5, and thus can not reasonably estimate future liability on the conclusion of the events, if any.

The underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that we have no current obligation to pay the underwriters' defense costs.  We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws. The litigation is not at that stage yet.  As of Aug 3, 2007, the total amount of outstanding underwriter defense costs was just less than $1.3 million.  At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded.  At this time, we cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.   Business and Credit Concentrations

We are currently dependent on four customers, which collectively comprised approximately 24% of net sales for the three months ended June 30, 2007. All four customers individually represented greater than 5% but less than 10% of net sales, and no customers represent greater than 10%.  For the three months ended June 30, 2006, four customers collectively comprised approximately 28% of net sales; three of these customers individually represented greater than 5% but less than 10% of net sales, while one customer individually represented greater than 10%, but no customers represented greater than 15%.

For the six months ended June 30, 2007, we are currently dependent on four customers, which collectively comprised approximately 26% of net sales.  Of these, three customers individually represented greater than 5% but less than 10% of net sales, and one customer represented greater than 10% but less than 15%. No customers represented greater than 15%.  For the six months ended June 30, 2006, four customers comprised approximately 27% of net sales while three customers individually represented greater than 5% but less than 10% of total net sales and one customer individually represented greater than 10%, but no customers represented greater than 15%.  Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

A significant portion of our inventory purchases are from one supplier.  That supplier represents approximately 38% and 66% of total inventory purchases for the six months ended June 30, 2007 and 2006, respectively.  This supplier and many other industry suppliers are located in China.  We do not anticipate any changes in the relationships with our suppliers; however, if any changes were to occur, we believe we would have alternative sources available although they might result in possible increased costs, potential changes in terms or possible delays in the delivery of product.

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
	Beginning Balance	Charges for Warranty claims	Estimated accruals	Ending Balance
Quarter ended December 31, 2006	$ 465	(97)	21	$ 389
Quarter ended March 31, 2007	$ 389	(79)	57	$ 367
Quarter ended June 30, 2007	$ 367	(107)	91	$ 351

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with (i) the attached unaudited condensed consolidated financial statements and notes thereto for the six months ended June 30, 2007, and with our consolidated financial statements and notes thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the SEC on March 14, 2007 and (ii) the discussion under the caption "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 14, 2007 .

Forward Looking Statements

This Quarterly Report contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including, without limitation, in the notes to the consolidated financial statements included in this Quarterly Report and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report.  Any and all statements contained in the Quarterly report that are not statements of historical fact may be deemed forward-looking statements.  The statements include, but are not limited to: statements regarding pending litigation, statements regarding liquidity and our ability to increase revenues or achieve satisfactory operational performance, statements regarding our ability to satisfy our cash requirements and our ability to satisfy our capital needs, including cash requirements during the next twelve months, statements regarding our ability to produce products commercially acceptable to consumers and statements using terminology such as "may," "might," "will," "would," "should," "could," "project," "pro forma," "predict," "potential," "strategy," "attempt," "develop," "continue," "future," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe".  Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

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

Overview

We design, assemble, market and distribute premium quality, technologically innovative golf clubs, including Idea a3 irons, Idea a2 and a2 OS irons, Idea Tech OS irons, Idea Pro Irons and Idea a2, Idea Tech OS and Idea Pro I-woods, Insight drivers and fairway woods, RPM drivers and fairway woods, Ovation drivers and fairway woods, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, Tight Lies GT500 and GT3 irons and i-woods, the Tom Watson signature and Puglielli series of wedges, and certain accessories. In addition, in the second quarter of 2007, we began shipping our newest line of products under Women's Golf Unlimited for the brands of Lady Fairway and Square 2 which included our irons sets of Finese and Light & Easy.  Our Company was incorporated in 1987 and re-domesticated in Delaware in 1990.  We completed an internal reorganization in 1997, and we now conduct our operations through several direct and indirect wholly-owned subsidiaries, agencies and distributorships.

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

We have put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure the quality of our components.  We are continually re-evaluating existing vendors while testing potential new vendors for all the various product lines we offer.  At any time, we may purchase a substantial majority of our volume of a specific component part from a single vendor, but we continually strive to maintain primary and secondary suppliers for each component part.  Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China.  Since many of our available component suppliers are located in close proximity in Asia, this concentration could adversely effect our ability to obtain components resulting from negative events such as, but not limited to, foreign government relations, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and fluctuation in exchange rates.  A significant portion of our inventory purchases are from one supplier in China representing approximately 38% and 66% for the six months ended June 30, 2007 and 2006, respectively.  We do not anticipate any changes in the relationships with our suppliers; however, if such change were to occur, we could, in the future, experience shortages of components or periods of increased price pressures or changes in terms, which could have a material adverse effect on our business, results of operations, financial position and/or liquidity.  To date, we have not experienced any material interruptions in supply from any supplier.

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

   Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification.  We evaluate each individual customer and measure various key aspects of the customer such as, but not limited to, their overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items.  From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the appropriate reserve requirements.   Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We generally do not require collateral.  Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more customers' financial strength.  While only three customers represent greater than 5% but less than 10% of net sales and one customer represents greater than 10% but less than 15% of net sales for the six months ended June 30, 2007, if a combination of customers were to become financially impaired, our financial results could be severely affected.

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

   Impairment of Long-Lived Assets

We follow the guidance in SFAS ("Statement of Financial Accounting Standards") 144 in reviewing long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the six months ended June 30, 2007 and 2006, there were no impairments of long-lived assets.

Results of Operations

The following table sets forth operating results expressed as a percentage of net sales for the periods indicated.  All information is derived from the accompanying unaudited condensed consolidated financial statements.  Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.2	56.6	56.2	55.0
Gross profit	43.8	43.4	43.8	45.0
Operating expenses:
Research and development expenses	2.7	2.4	2.8	2.6
Sales and marketing expenses	25.4	25.7	23.0	24.0
General and administrative expenses	7.2	8.4	7.1	8.0
Total operating expenses	35.3	36.5	32.9	34.6
Interest income (expense), net	0.1	0.1	0.1	0.2
Other income (expense), net	(0.2)	0.0	(0.1)	0.2
Income before income taxes	8.4	7.0	10.9	10.8
Income tax expense	0.1	0.1	0.1	0.1
Net income	8.3%	6.9%	10.8%	10.7%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Total net sales increased to $30.4 million for the quarter ended June 30, 2007 from $25.7 million for the same comparable period of 2006 primarily resulting from the successful product introductions of the Idea a3 Irons and Tech OS Irons combined with the continued strength of the Idea a2 and a2 OS Irons.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from one to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.

Net sales of irons increased to $21.4 million, or 70.6% of total net sales for the quarter ended June 30, 2007 from $17.9 million, or 69.4% of total net sales, for the comparable period of 2006.  The increase was primarily generated from the net sales of recently launched Idea a3 irons and Tech OS irons coupled with the continued sales of the Idea a2 and a2 OS irons and integrated iron sets while the prior period net sales primarily resulted from the Idea a2 and a2 OS irons and integrated iron sets.

Net sales of drivers decreased to $2.3 million, or 7.5% of total net sales, for the quarter ended June 30, 2007 from $2.8 million, or 10.9% of total net sales, for the comparable period of 2006.  A large portion of the driver net sales for the quarter ended June 30, 2007 was generated by the Insight driver, which was introduced in the first quarter of 2007 while prior period net sales were driven by the Redline RPM product line.

Net sales of fairway woods increased to $6.6 million, or 21.6% of total net sales, for the quarter ended June 30, 2007, from $4.5 million, or 17.5% of total net sales, for the comparable period of 2006.  Second quarter 2007 net sales were generated from Insight fairway woods and Idea a3, Idea a2 and a2 OS, Idea Pro and Tech OS I-woods.  Second quarter 2006 net sales were generated from RPM LP fairway woods, Idea a2 and a2 OS I-woods and Original Tight Lies fairway woods.

We are currently dependent on four customers, which collectively comprised approximately 24% of net sales for the quarter ended June 30, 2007.  All four customers individually represented greater than 5% but less than 10% of net sales and no customer represented greater than 10% of net sales.  Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the U.S. increased to $5.9 million, or 19.3% of total net sales, from $5.4 million, or 20.8% of total net sales, for the quarters ended June 30, 2007 and 2006, respectively.  Net sales resulting from countries outside the U.S. excluding Canada remained flat at 6.8% of total net sales for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006.

Cost of goods sold increased to $17.1 million, or 56.2% of total net sales, for the quarter ended June 30, 2007 from $14.6 million, or 56.6% of total net sales, for the comparable period of 2006.  The decrease as a percentage of total net sales is primarily due to changes in the product mix and slight improvements in commodity costs.

Selling and marketing expenses increased to $7.7 million for the quarter ended June 30, 2007 from $6.6 million for the comparable period in 2006.  The increase is primarily the result of additional commission expense of $0.4 million as a result of the increased net sales during the period and an increase in tour player expenses of $0.2 million.

General and administrative expenses remained flat at $2.2 million for the quarter ended June 30, 2007 and the comparable period in 2006.

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $0.8 million for the quarter ended June 30, 2007 from $0.6 million for the comparable period in 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Total net sales increased to $58.2 million for the six months ended June 30, 2007 from $48.0 million for the same comparable period of 2006 primarily resulting from the successful product introductions of the Idea a3 Irons and Tech OS Irons.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from one to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.

Net sales of irons increased to $39.0 million, or 67.1% of total net sales for the six months ended June 30, 2007 from $31.2 million, or 65.0% of total net sales, for the comparable period of 2006.  The increase was primarily generated from the net sales of recently launched Idea a3 irons and Tech OS irons coupled with the continued sales of the Idea a2 and a2 OS irons and integrated iron sets while the prior period net sales primarily resulted from the Idea a2 and a2 OS irons and integrated iron sets.

Net sales of drivers increased to $6.8 million, or 11.6% of total net sales, for the six months ended June 30, 2007 from $5.3 million, or 11.0% of total net sales, for the comparable period of 2006.  A large portion of the driver net sales for the six months ended June 30, 2007 was generated by the Insight driver, which was introduced in the first quarter of 2007, while prior period net sales were driven by the Redline RPM product line.

Net sales of fairway woods increased to $11.8 million, or 20.3% of total net sales, for the six months ended June 30, 2007, from $10.4 million, or 21.8% of total net sales, for the comparable period of 2006.  Net sales for the six months ended June 30, 2007 were generated from Insight fairway woods and Idea a3, Idea a2 and a2 OS, Idea Pro and Tech OS I-woods.  Net sales for the six months ended June 30, 2006 were generated from RPM LP fairway woods, Idea a2 and a2 OS I-woods and Original Tight Lies fairway woods.

We are currently dependent on four customers, which collectively comprised approximately 26% of net sales for the six months ended June 30, 2007.  Of these, three customers individually represented greater than 5% but less than 10% of net sales and one customer represented greater than 10% but less than 15% of net sales.  No customer represented greater than 15% of net sales. Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the U.S. increased to $9.5 million, or 16.4% of total net sales, from $9.1 million, or 19.0% of total net sales, for the six months ended June 30, 2007 and 2006, respectively.  Net sales resulting from countries outside the U.S. excluding Canada decreased to 5.2% of total net sales for the six months ended June 30, 2007 from 6.8% for the same comparable period of 2006.

Cost of goods sold increased to $32.7 million, or 56.2% of total net sales, for the six months ended June 30, 2007 from $26.4 million, or 55.0% of total net sales, for the comparable period of 2006.  The increase as a percentage of total net sales is primarily due to changes in the product mix and increases in some component pricing, increasing inbound freight costs related to fuel price increases and other inventory related costs.

Selling and marketing expenses increased to $13.4 million for the six months ended June 30, 2007 from $11.5 million for the comparable period in 2006.  The increase is primarily the result of additional commission expense of $0.9 million as a result of the increased net sales during the period and an increase in tour player expenses of $0.5 million and an increase in other compensation expenses of $0.3 million.

General and administrative expenses increased to $4.1 million for the six months ended June 30, 2007 from $3.8 million for the comparable period in 2006 primarily related to compensation expenses.

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $1.6 million for the six months ended June 30, 2007 from $1.2 million for the comparable period in 2006 primarily related to compensation expenses resulting from increased staffing efforts.

Our inventory balances were approximately $25.2 million and $24.7 million at June 30, 2007 and December 31, 2006, respectively.  The increase in inventory levels is primarily a result of increased purchasing related to the Idea a3 Irons, which were launched in the second quarter of 2007 and Insight Drivers and fairway woods, which were launched in the first quarter of 2007.

Our net accounts receivable balances were approximately $27.8 million and $13.6 million at June 30, 2007 and December 31, 2006, respectively.  The increase is primarily due to significant sales revenue and the strengthening of our existing product lines. Due to the seasonality of our business, fluctuations in our accounts receivable balance from period to period are to be expected.

Our accounts payable balances were approximately $10.6 million and $6.3 million at June 30, 2007 and December 31, 2006, respectively.  The increase in accounts payable is primarily associated with increases in inventory purchases associated with the recent product launch of the Idea a3 Irons and Insight fairway and wood product lines.

Our accrued liabilities balances were approximately $10.5 million and $7.5 million at June 30, 2007 and December 31, 2006, respectively.  The increase in accrued liabilities is primarily associated with increases in accruals related to commissions payable, inventory in transit, sales promotions, and our deferred revenue program.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $7.8 million at June 30, 2007 compared to $9.5 million at December 31, 2006.  During the six months ended June 30, 2007, inventory increased $0.5 million and accounts receivable increased $13.1 million.   These increases were partially offset by an increase in accrued expenses and accounts payable of $6.0 million.

In February 2006, we signed a revolving credit agreement with Bank of Texas to provide up to $10.0 million in short term debt.  The agreement is collateralized by all of our assets and requires, among other things, us to maintain certain financial performance levels relative to the cash flow leverage ratio and fixed charge coverage ratio, but only when we have an outstanding balance on the facility.  Interest on outstanding balances varies depending on the portion of the line that is used and accrues at a rate from prime less one percent to prime and is due quarterly.  As of August 3, 2007, we have no outstanding borrowings on our credit facility.

Working capital increased at June 30, 2007 to $42.8 million compared to $36.0 million at December 31, 2006.   Approximately 43% of our current assets are comprised of accounts receivable at June 30, 2007.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability, often to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  We expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect a significant portion of the trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under the credit facility, we would be required to obtain additional financing or limit expenditures to the extent of available cash on hand, all of which could significantly adversely effect our current growth plans and result in a material adverse effect on our results of operations, financial condition and/or liquidity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our Disclosure Controls and Procedures as of the end of the period covered by this report.   Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our Company, particularly during the period in which this report was being prepared, and that our Disclosure Controls and Procedures were effective.  There were no changes to our Internal Controls Over Financial Reporting during the three and six months ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

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

We maintain directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich American Insurance Company, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  We are currently assessing whether Zurich's denial of coverage is appropriate.  We previously disclosed that Chubb & Son, a division of Federal Insurance Company, had notified us that coverage under Federal's policy, which provided insurance coverage totaling $10 million for the layer of exposure between $20 million and $30 million, and the Executive Risk Indemnity Inc. ("ERII") policy, which provided insurance coverage totaling $10 million for the layer of exposure between $40 million and $50 million, would only attach if the underlying limits are exhausted by payment from the underlying insurance carrier.  On June 18, 2007, Chubb notified us that Federal and ERII will not require that Zurich pay the full amount of its limit of liability before the Federal and ERII policies attach.  Although the amount of Zurich's policy's limit of liability must be satisfied by full payment in legal currency by or on behalf of the insureds, Chubb will accept payment in cash by our company of Zurich's limit of liability to satisfy this requirements, so long as such payment is for covered loss.  At this point in the legal proceedings, we cannot predict with any certainty the outcome of the matter, per the guidance in SFAS 5, and thus can not reasonably estimate future liability on the conclusion of the events, if any.

The underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that we have no current obligation to pay the underwriters' defense costs.  We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws. The litigation is not at that stage yet.  As of August 3, 2007, the total amount of outstanding underwriter defense costs was just less than $1.3 million.  At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded.  At this time, we cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

Item 1A. Risk Factors

We have included in Part I, 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, a description of certain risks and uncertainties that could have an affect on our business, future performance, or financial condition.  We have evaluated our current risk factors and the following additional risk factor has been changed:

Risks of  Adequate Insurance Coverage

Currently, we have potential exposure in our Directors and Officers insurance policy covering the time period of the class action lawsuit, where our third layer of coverage for the $5 million layer between $15 million and $20 million is currently being denied by Zurich, as they claim that we did not notify them timely in the class action lawsuit.  In addition, there is potential risk that Zurich's denial of coverage could adversely affect the coverage layers exceeding the $20 million level.   Chubb & Son, a division of Federal Insurance Company, had notified us that coverage under Federal's policy, which provided insurance coverage totaling $10 million for the layer of exposure between $20 million and $30 million, and the Executive Risk Indemnity Inc. ("ERII") policy, which provided insurance coverage totaling $10 million for the layer of exposure between $40 million and $50 million, would only attach if the underlying limits are exhausted by payment from the underlying insurance carrier.  On June 18, 2007, Chubb notified us that Federal and ERII will not require that Zurich pay the full amount of its limit of liability before the Federal and ERII policies attach.  Although the amount of Zurich's policy's limit of liability must be satisfied by full payment in legal currency by or on behalf of the insureds, Chubb will accept payment in cash by our company of Zurich's limit of liability to satisfy this requirements, so long as such payment is for covered loss.  Additionally, our Directors and Officers insurance policy covering the time period of the class action lawsuit has an endorsement that limits the defense costs covered under the policy for the underwriters of the IPO to $1 million, and at this time the underwriters' attorneys have exhausted this $1 million sublimit. As of August 3, 2007, the total amount of outstanding underwriter defense costs was just less than $1.3 million.  To the extent that our Company is liable for any material amounts denied under or in excess of our Directors and Officer's insurance, or any other insurance policy for that matter, it could have a material effect on our business and our results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 15, 2007, the following proposals were adopted by the margin indicated.
1.	To elect the following nominees as director to serve until the 2010 Annual Meeting of Stockholders and until his successor is elected and qualified.

	Number of Shares
	Vote For	Withheld

B. H. (Barney) Adams	19,886,010	125,533

Paul F. Brown, Jr.	19,900,596	110,947

Mark R. Mulvoy	19,886,710	124,833

The following directors' terms of office continued after the Annual meeting of Stockholders: Oliver G. Brewer, III, Russell L. Fleischer, Stephen R. Patchin, and Robert D. Rogers.
2.	To ratify the appointment of KBA Group LLP as the independent auditors of the Company for the year ending December 31, 2007.
		Number of Shares
	Vote For	Vote Against	Abstained

	19,947,859	54,687	8,997

Item 6(a).  Exhibits

See exhibit index on pages 29-30.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.
ADAMS GOLF, INC.

Date: August 8, 2007	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President

Date: August 8, 2007	By: /S/ ERIC LOGAN
Eric Logan
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2007	By: /S/ PAMELA J. HIGH
Pamela J. High
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 3.3	Amended and Restated Audit Committee charter	Incorporated by reference to Annex A of the 2004 Proxy Statement (Annex A)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Adams Golf Equity Incentive Plan	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 February 9, 2004 File No. 333-112622 (Exhibit 4.7)

Exhibit 4.8	Amendment to Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 July 13, 2006 File No. 333-112622 (Exhibit 4.8)

Exhibit 10.1	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003 (Exhibit 10.12)

Exhibit 10.2*	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 (Exhibit 10.16)

Exhibit 10.3*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 (Exhibit 10.17)

Exhibit 10.4	Revolving line of Credit between Adams Golf, Inc and Bank of Texas	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005 (Exhibit 10.8)

Exhibit 10.5	Employment Agreement - Byron H. (Barney) Adams	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005 (Exhibit 10.9)

Exhibit 10.6	Change of Control - Eric Logan	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended March 31, 2006 (Exhibit 10.7)

Exhibit 10.7	Commercial Lease Agreement dated August 16, 2006, between MDN/JSC -II Limited and the Company	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended September 30, 2006 (Exhibit 10.8)

Exhibit 10.8*	Asset Purchase Agreement of Women's Golf Unlimited	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2006 (Exhibit 10.11)

Exhibit 10.9	Change of Control - Eric Logan	Included in this filing

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

___________________
* The SEC has granted our request for confidential treatment of certain portions of these agreements.