Form 10-Q
period 2007-09-30
ADAMS GOLF INC
filed 2007-11-06
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from t o

Commission File Number:  0-24583

ADAMS GOLF, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2320087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 E. Plano Pkwy, Plano, Texas	75074
(Address of principal executive offices)	(Zip Code)

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

[  ] Yes   [X] No

The number of outstanding shares of the Registrant's common stock, par value $.001 per share, was 24,660,813 on November 5, 2007.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL STATEMENTS	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		September 30, 2007 (unaudited) and December 31, 2006	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three and Nine months ended September 30, 2007 and 2006	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Nine months ended September 30, 2007	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Nine months ended September 30, 2007 and 2006	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-14

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4.	Controls and Procedures	24

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	25

	Item 1A.	Risk Factors	26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	N/A

	Item 5.	Other Information	N/A

	Item 6.	Exhibits	26

		Signatures	27

Item 1.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	September 30, 2007	December 31, 2006
	(unaudited)
Current assets:
Cash and cash equivalents	$ 12,577	$ 9,472
Trade receivables, net of allowance for doubtful accounts of $640 (unaudited) and $702 in 2007 and 2006, respectively	17,949	13,553
Inventories, net	23,724	24,651
Prepaid expenses	924	686
Other current assets	1,527	1,371
Total current assets	56,701	49,733

Property and equipment, net	738	719
Deferred tax asset - non current	4,052	4,052
Other assets, net	1,232	1,099
	$ 62,723	$ 55,603

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 5,747	$ 6,271
Accrued expenses	8,355	7,463
Total liabilities	14,102	13,734

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 50,000,000 shares; 25,903,574 and 24,895,226 shares issued and 24,660,813 and 23,958,606 shares outstanding at September 30, 2007 (unaudited) and December 31, 2006, respectively	26	25
Additional paid-in capital	91,421	90,630
Accumulated other comprehensive income	1,514	887
Accumulated deficit	(40,203)	(46,147)
Treasury stock, 1,242,761 and 936,627 common shares, at cost, at September 30, 2007 (unaudited) and December 31, 2006, respectively	(4,137)	(3,526)
Total stockholders' equity	48,621	41,869

	$ 62,723	$ 55,603
Contingencies

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

Net sales	$ 18,929	$ 14,960	$ 77,140	$ 62,958
Cost of goods sold	11,189	8,575	43,904	34,952
Gross profit	7,740	6,385	33,236	28,006

Operating expenses:
Research and development expenses	884	652	2,513	1,889
Selling and marketing expenses	5,429	4,292	18,845	15,805
General and administrative expenses	2,276	1,979	6,384	5,820
Total operating expenses	8,589	6,923	27,742	23,514
Operating income (loss)	(849)	(538)	5,494	4,492

Other income (expense):
Interest income (expense), net	102	68	146	146
Other income (expense), net	454	(8)	418	35
Income (loss) before income taxes	(293)	(478)	6,058	4,673
Income tax expense	34	22	114	53
Net income (loss)	$ (327)	$ (500)	$ 5,944	$ 4,620

Net income (loss) per common share - basic	$ (0.01)	$ (0.02)	$ 0.25	$ 0.20
- diluted	$ (0.01)	$ (0.02)	$ 0.19	$ 0.16

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Nine Months Ended September 30, 2007
(unaudited)
	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income	Deficit	Income	Stock	Equity

Balance, December 31, 2006	24,895,226	$ 25	$ 90,630	$ 887	$ (46,147)		$ (3,526)	$ 41,869
Comprehensive income:
Net income	--	--	--	--	5,944	$ 5,944	--	5,944
Foreign currency translation	--	--	--	627	--	627	--	627
Comprehensive income	--	--	--	--	--	$ 6,571	--	--
Stock options exercised	1,008,348	1	9	--	--		--	10
Treasury stock purchases (306,134 shares)	--	--	--	--	--		(611)	(611)
Amortization of deferred compensation	--	--	782	--	--		--	782
Balance, September 30, 2007	25,903,574	$ 26	$ 91,421	$ 1,514	$ (40,203)		$ (4,137)	$ 48,621

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended
	September 30,

	2007	2006
Cash flows from operating activities:
Net income	$ 5,944	$ 4,620
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	334	255
Amortization of deferred compensation	782	779
Provision for doubtful accounts	293	632
Changes in assets and liabilities:
Trade receivables	(4,688)	(331)
Inventories	927	(6,718)
Prepaid expenses	(238)	(5)
Other current assets	(157)	13
Other assets	405	391
Accounts payable	(525)	2,537
Accrued expenses	913	(953)
Net cash provided by (used in) operating activities	3,990	1,220

Cash flows from investing activities:
Purchases of equipment	(255)	(262)
Purchases of intangible assets	(600)	--
Net cash provided by (used in) investing activities	(855)	(262)

Cash flows from financing activities:
Principal payments under capital lease obligation	(21)	(32)
Exercise of stock options	10	3
Treasury stock purchase	(611)	(186)
Debt financing costs	(35)	--
Net cash provided by (used in) financing activities	(657)	(215)

Effects of exchange rate changes on cash and cash equivalents	627	211
Net increase (decrease) in cash and cash equivalents	3,105	954
Cash and cash equivalents at beginning of period	9,472	10,747

Cash and cash equivalents at end of period	$ 12,577	$ 11,701

Supplemental disclosure of cash flow information
Interest paid	$ 1	$ 3
Income taxes paid	$ 67	$ 53

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company", "Adams Golf", "we", "us", or "our") for the three and nine month periods ended September 30, 2007 and 2006 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.   However, these operating results are not necessarily indicative of the results expected for the full fiscal year.   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2006 Annual Report on Form 10-K filed with the SEC on March 14, 2007.

Founded in 1987, Adams Golf, Inc. initially operated as a component supplier and contract manufacturer.   Thereafter, we established our custom fitting operation.  Today we design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels, including Idea a3 and a3 OS irons, Idea a2 and a2 OS irons, Idea Tech OS irons, Idea Pro Irons and Idea a3 and a3 OS, Idea a2 and a2 OS, Idea Tech OS and Idea Pro I-woods, Insight drivers and fairway woods, RPM drivers and fairway woods, Ovation drivers and fairway woods, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, Tight Lies GT500 and GT3 irons and i-woods, the Tom Watson signature and Puglielli series of wedges, and certain accessories.  In addition, in the second quarter of 2007, we began shipping our newest line of products under Women's Golf Unlimited for the brands of Lady Fairway and Square 2 which included our irons sets of Finesse and Light & Easy.

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):
	September 30,	December 31,
	2007	2006
	(unaudited)
Finished goods	$ 12,844	$ 13,506
Component parts	10,880	11,145
Total Inventory	$ 23,724	$ 24,651

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of the following: purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit after work in process is completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory.  At September 30, 2007 and December 31, 2006, inventories included $765,000 and $543,000 of consigned inventory, respectively, and $204,000 and $153,000 of inventory obsolescence reserves, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued expenses consisted of the following on the dates indicated (in thousands):
	September 30,	December 31,
	2007	2006
	(unaudited)
Payroll and commissions	$ 1,939	$ 2,046
Advertising	50	326
Product warranty and sales returns allowances	1,953	2,040
Professional services	71	7
Accrued inventory	488	296
Accrued sales promotions	796	859
Deferred revenue	1,351	805
Other	1,707	1,084
Total accrued expenses	$ 8,355	$ 7,463

4.   Income (loss) per Common Share

The weighted average common shares used for determining basic and diluted loss per common share were 24,542,071, for the three months ended September 30, 2007, and 23,241,269, for the three months ended September 30, 2006.

The effect of all warrants and options to purchase shares of our common stock for the three months ended September 30, 2007 and 2006 were excluded from the calculation of dilutive shares as the effect of inclusion would have been antidilutive.

The weighted average common shares used for determining basic and diluted income per common share were 24,247,919 and 30,79/8,748, respectively, for the nine months ended September 30, 2007, and 23,155,348 and 28,774,296, respectively, for the nine months ended September 30, 2006.

The effect of all warrants and options to purchase shares of our common stock for the nine months ended September 30, 2007 resulted in additional dilutive shares of 6,550,828.  The effect of all warrants and options to purchase shares of our common stock for the nine months ended September 30, 2006 resulted in additional dilutive shares of 5,618,948.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Geographic Segment and Data

We generate substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  Our products are distributed in both domestic and international markets.  Net sales by customer for these markets consisted of the following during the periods indicated (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
United States	$ 15,482	$ 12,855	$ 64,156	$ 51,755
Rest of World	3,447	2,105	12,984	11,203
Total Net Sales	$ 18,929	$ 14,960	$ 77,140	$ 62,958

Foreign net sales are generated in various regions including, but not limited to, Canada (a majority of our foreign sales), Europe, Japan, Australia, South Africa, and South America.  A change in our relationship with one or more of our customers or distributors could negatively impact the volume of foreign sales.

6.   Income Taxes

We account for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses through December 31, 2002 and other deferred tax assets will be realized.   However, due to our recent earnings history, we have concluded that it is more likely than not that a portion of the deferred tax asset will be realized.  We have recognized a valuation allowance equal to a portion of deferred income tax asset whose realization is uncertain.  Although we have carryforwards due to historical losses, current tax law for calculating Alternative Minimum Tax allows us to use carryforwards only up to 90% of the annual liability.  Accordingly, AMT tax expense for the three months ended September 30, 2007 and 2006 was $34,000 and $22,000, respectively and for the nine months ended September 30, 2007 and 2006 was $113,000 and $53,000, respectively.

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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.   Other Assets

Other assets increased from December 31, 2006 to September 30, 2007 due to the purchase of selected assets of Women's Golf Unlimited.  On February 1, 2007, we concluded the transaction of purchasing certain trademarks, customer lists and website domains of Women's Golf Unlimited, which includes the brands of Square Two Golf and Lady Fairway.  We paid $0.6 million for those assets and did not assume any liabilities.  There is a contingent earnout payment of up to a maximum of $0.4 million due on a quarterly basis for a 13 month period following the sale.  This information was provided in an 8-K filing on February 2, 2007 and the full agreement is included in the 2006 Annual Report on Form 10-K filed as an exhibit.

8.   Comprehensive Income

Comprehensive income for the nine months ended September 30, 2007 was approximately $6.6 million.

9.   Stock-Based Compensation

We adopted the 2002 Equity Incentive Plan (the "Plan") for employees, outside directors and consultants.  The Plan allows for the granting of up to 2,500,000 shares of our common stock at the inception of the Plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this Plan, and additional shares as defined in the Plan.  In addition, the Plan automatically increases 1,000,000 shares available for granting on January 1 of each subsequent year for years 2003 through 2008.  At September 30, 2007, 4,438,885 outstanding options had been granted with exercise prices at $0.01 per share at the date of grant.  The requisite service periods for the options to vest vary from six months to four years and the options expire ten years from the date of grant.  At September 30, 2007, 3,184,632 shares remain available for grant, including forfeitures.

The per share weighted-average fair value of stock options granted during the nine months ended September 30, 2006 was $1.09.  No options were granted in the nine months ended September 30, 2007. On the date of grant, using the Black Scholes option pricing model, we used the following weighted-average assumptions to value options granted during the nine months ended September 30, 2006:  Risk free interest rate, 3.5%; expected life, 10 years; expected dividend yield, 0%; and daily annualized volatility of 107.4%. We use historical data to estimate option exercise and employee termination factors within the valuation model. The risk free interest rate is based on the US Treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the award.

Operating expenses included in the consolidated statements of operations for the three months ended September 30, 2007 and 2006 include total compensation expense associated with stock options and warrants of $257,000 and $260,000, respectively.  For the nine months ended September 30, 2007 and 2006, the compensation expense associated with stock options was $782,000 and $779,000, respectively.

	Number of	Weighted	Aggregate
	Outstanding	Average	Intrinsic
	Shares	Exercise price	Value of options

Options outstanding at December 31, 2006	5,697,233	$ 0.04	$ 11,003,577
Options granted	--	--	--
Options forfeited / expired	--	--	--
Options exercised	(1,008,348)	0.01	2,000,500

Options outstanding at September 30, 2007	4,688,885	0.05	10,171,256

Options exercisable at September 30, 2007	3,306,272	0.04	6,625,920

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock-Based Compensation (Continued)

The weighted average remaining contractual life of the options outstanding at September 30, 2007 was 6.06 years and for options exercisable at September 30, 2007 was 5.40 years.

Under the provisions of the 2002 Equity Incentive Plan, we have the authority to repurchase the taxable portion of the employee's shares that become outstanding after the employee exercises their options.  During the three months ended September 30, 2007, 134,165 shares were repurchased at $1.99 a share totaling $267,000. For the nine months ended September 30, 2007, a total of 306,134 shares were repurchased totaling $611,000.  All repurchased shares are held in treasury.

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

Period of Exercise	Total Options to be exercised

2007	187,814
2008	777,695
2009	360,000
2010	60,000
Beyond 2010	353,077

Total Options	1,738,586
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

We maintain directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich American Insurance Company, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, Thilman & Filipini, LLC, for various claims related to T&F's alleged failure to notify Zurich of the class action lawsuit.  Depending on the outcome of this proceeding, based on the previously disclosed agreement with Chubb & Son, a division of Federal Insurance Company, we could be required to pay Zurich's $5 million limit of liability in cash before the layers of insurance coverage excess to the Zurich layer attach.  At this point in the legal proceedings, we cannot predict with any certainty the outcome of the matter, per the guidance in SFAS 5, and thus can not reasonably estimate future liability on the conclusion of the events, if any.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   Contingencies (continued)

The underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that we have no current obligation to pay the underwriters' defense costs.  We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws. The litigation is not at that stage yet.  As of November 5, 2007, the total amount of outstanding underwriter defense costs was just less than $1.3 million.  At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded.  At this time, we cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

13.   Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

14.   Business and Credit Concentrations

We are currently dependent on two customers, which collectively comprised approximately 29% of net sales for the three months ended September 30, 2007. One customer individually represented greater than 5% but less than 10% of net sales, and one customer represented greater than 20% but less than 25%.  For the three months ended September 30, 2006, five customers collectively comprised approximately 28% of net sales; two of these customers individually represented greater than 5% but less than 10% of net sales, while no customer individually represented greater than 10%.

For the nine months ended September 30, 2007, we were dependent on three customers, which collectively comprised approximately 27% of net sales.  Of these, two customers individually represented greater than 5% but less than 10% of net sales, and one customer represented greater than 10% but less than 15%. No customers represented greater than 15%.  For the nine months ended September 30, 2006, four customers comprised approximately 25% of net sales while two customers individually represented greater than 5% but less than 10% of total net sales and no customers represented greater than 10%.  Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

A significant portion of our inventory purchases are from one supplier.  That supplier represents approximately 41% and 64% of total inventory purchases for the nine months ended September 30, 2007 and 2006, respectively.  This supplier and many other industry suppliers are located in China.  We do not anticipate any changes in the relationships with our suppliers; however, if any changes were to occur, we believe we would have alternative sources available although they might result in possible increased costs, potential changes in terms or possible delays in the delivery of product.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
	Beginning Balance	Charges for Warranty claims	Estimated accruals	Ending Balance
Quarter ended December 31, 2006	$ 465	(97)	21	$ 389
Quarter ended March 31, 2007	$ 389	(79)	57	$ 367
Quarter ended June 30, 2007	$ 367	(107)	91	$ 351
Quarter ended September 30, 2007	$ 351	(173)	172	$ 350

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with (i) the attached unaudited condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2007, and with our consolidated financial statements and notes thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the SEC on March 14, 2007 and (ii) the discussion under the caption "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 14, 2007 and updates to our subsequent Risk Factors in our Quarterly Reports on Form 10-Q for the quarters since the latest Annual Report .

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

Overview

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels, including Idea a3 and a3 OS irons, Idea a2 and a2 OS irons, Idea Tech OS irons, Idea Pro Irons and Idea a3 and a3 OS, Idea a2 and a2 OS, Idea Tech OS and Idea Pro I-woods, Insight drivers and fairway woods, RPM drivers and fairway woods, Ovation drivers and fairway woods, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, Tight Lies GT500 and GT3 irons and i-woods, the Tom Watson signature and Puglielli series of wedges, and certain accessories.  In addition, in the second quarter of 2007, we began shipping our newest line of products under Women's Golf Unlimited for the brands of Lady Fairway and Square 2 which included our irons sets of Finesse and Light & Easy.

Our net sales are primarily derived from sales to on- and off- course golf shops and sporting goods retailers and, to a lesser extent, international distributors and mass merchandisers.  No assurances can be given that demand for our current products or the introduction of new products will allow us to achieve historical levels of sales in the future.

Our net sales are typically driven by product lifecycles.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from one to three years.

Our business, financial condition, cash flows and results of operations are subject to seasonality resulting from factors such as weather and spending patterns.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.  A majority of our revenue is earned in the first and second quarters of the year and revenues generally decline in the third and fourth quarters.

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

We have put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure the quality of our components.  We are continually re-evaluating existing vendors while testing potential new vendors for all the various product lines we offer.  At any time, we may purchase a substantial majority of our volume of a specific component part from a single vendor, but we continually strive to maintain primary and secondary suppliers for each component part.  Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China.   A significant portion of our inventory purchases are from one supplier in China representing approximately 41% and 64% for the nine months ended September 30, 2007 and 2006, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.1	57.3	56.9	55.5
Gross profit	40.9	42.7	43.1	44.5
Operating expenses:
Research and development expenses	4.7	4.4	3.3	3.0
Sales and marketing expenses	28.7	28.7	24.4	25.1
General and administrative expenses	12.0	13.2	8.3	9.2
Total operating expenses	45.4	46.3	36.0	37.3
Interest income (expense), net	0.6	0.5	0.2	0.2
Other income (expense), net	2.4	(0.1)	0.5	0.0
Income (loss) before income taxes	(1.5)	(3.2)	7.8	7.4
Income tax expense	0.2	0.1	0.1	0.1
Net income (loss)	(1.7)%	(3.3)%	7.7%	7.3%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Total net sales increased to $18.9 million for the quarter ended September 30, 2007 from $15.0 million for the comparable period of 2006 primarily resulting from the successful product introductions of the Idea a3 and a3 OS Irons combined with the continued strength of the Idea a2 and a2 OS Irons.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from one to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.

Net sales of irons increased to $11.3 million, or 59.8% of total net sales for the quarter ended September 30, 2007 from $9.9 million, or 66.3% of total net sales, for the comparable period of 2006.  The increase was primarily generated from the net sales of recently launched Idea a3 and a3 OS irons coupled with the continued sales of the Idea a2 and a2 OS irons and integrated iron sets while the prior period net sales primarily resulted from the Idea a2 and a2 OS irons and integrated iron sets.

Net sales of drivers increased to $3.0 million, or 15.7% of total net sales, for the quarter ended September 30, 2007 from $1.5 million, or 10.3% of total net sales, for the comparable period of 2006.  A large portion of the driver net sales for the quarter ended September 30, 2007 was generated by the Insight driver, which was introduced in the first quarter of 2007 while prior period net sales were driven by the Redline RPM product line.

Net sales of fairway woods increased to $3.9 million, or 20.6% of total net sales, for the quarter ended September 30, 2007, from $2.1 million, or 14.0% of total net sales, for the comparable period of 2006.  Third quarter 2007 net sales were generated from Insight fairway woods and Idea a3 and a3 OS, Idea a2 and a2 OS, Idea Pro and Tech OS I-woods.  Third quarter 2006 net sales were generated from RPM LP fairway woods, Idea a2 and a2 OS I-woods and Original Tight Lies fairway woods.

We are currently dependent on two customers, which collectively comprised approximately 29% of net sales for the quarter ended September 30, 2007.  One customer individually represented greater than 5% but less than 10% of net sales and one customer represented greater than 20% but less than 25% of net sales.  Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the U.S. increased to $3.4 million, or 18.2% of total net sales, from $2.1 million, or 14.1% of total net sales, for the quarters ended September 30, 2007 and 2006, respectively.  Net sales resulting from countries outside the U.S. and Canada increased to 5.7% of total net sales for the quarter ended September 30, 2007 as compared to 5.0% for the same period in 2006.

Cost of goods sold increased to $11.2 million, or 59.1% of total net sales, for the quarter ended September 30, 2007 from $8.6 million, or 57.3% of total net sales, for the comparable period of 2006.  The increase as a percentage of total net sales is primarily due to changes in the product mix and seasonality of the business.

Selling and marketing expenses increased to $5.4 million for the quarter ended September 30, 2007 from $4.3 million for the comparable period in 2006.  The increase is primarily the result of additional commission expense of $0.5 million as a result of the increased net sales during the period and an increase in marketing and tour player expenses of $0.6 million.

General and administrative expenses increased to $2.3 million for the quarter ended September 30, 2007 from $2.0 million for the comparable period in 2006.

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $0.9 million for the quarter ended September 30, 2007 from $0.7 million for the comparable period in 2006.

Other income increased to $0.5 million for the quarter ended September 30, 2007 from $0.0 million for the comparable period in 2006 as a result of a breakup fee awarded to our company resulting from our participation in the bidding process for a potential acquisition of a competitive golf club manufacturer.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Total net sales increased to $77.1 million for the nine months ended September 30, 2007 from $63.0 million for the comparable period of 2006 primarily resulting from the successful product introductions of the Idea a3 and a3 OS Irons and Tech OS Irons.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from one to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.

Net sales of irons increased to $50.4 million, or 65.3% of total net sales for the nine months ended September 30, 2007 from $41.1 million, or 65.3% of total net sales, for the comparable period of 2006.  The increase was primarily generated from the net sales of recently launched Idea a3 and a3 OS irons and Tech OS irons coupled with the continued sales of the Idea a2 and a2 OS irons and integrated iron sets while the prior period net sales primarily resulted from the Idea a2 and a2 OS irons and integrated iron sets.

Net sales of drivers increased to $9.7 million, or 12.6% of total net sales, for the nine months ended September 30, 2007 from $6.8 million, or 10.8% of total net sales, for the comparable period of 2006.  A large portion of the driver net sales for the nine months ended September 30, 2007 was generated by the Insight driver, which was introduced in the first quarter of 2007, while prior period net sales were driven by the Redline RPM product line.

Net sales of fairway woods increased to $15.7 million, or 20.4% of total net sales, for the nine months ended September 30, 2007, from $12.5 million, or 19.9% of total net sales, for the comparable period of 2006.  Net sales for the nine months ended September 30, 2007 were generated from Insight fairway woods and Idea a3, Idea a2 and a2 OS, Idea Pro and Tech OS I-woods.  Net sales for the nine months ended September 30, 2006 were generated from RPM LP fairway woods, Idea a2 and a2 OS I-woods and Original Tight Lies fairway woods.

We were dependent on three customers, which collectively comprised approximately 27% of net sales for the nine months ended September 30, 2007.  Of these, two customers individually represented greater than 5% but less than 10% of net sales and one customer represented greater than 10% but less than 15% of net sales.  No customer represented greater than 15% of net sales. Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the U.S. increased to $13.0 million, or 16.8% of total net sales, from $11.2 million, or 17.8% of total net sales, for the nine months ended September 30, 2007 and 2006, respectively.  Net sales resulting from countries outside the U.S. and Canada decreased to 5.3% of total net sales for the nine months ended September 30, 2007 from 6.4% for the comparable period of 2006.

Cost of goods sold increased to $43.9 million, or 56.9% of total net sales, for the nine months ended September 30, 2007 from $35.0 million, or 55.5% of total net sales, for the comparable period of 2006.  The increase as a percentage of total net sales is primarily due to changes in the product mix and increases in some component pricing, increasing inbound freight costs related to fuel price increases and other inventory related costs.

Selling and marketing expenses increased to $18.8 million for the nine months ended September 30, 2007 from $15.8 million for the comparable period in 2006.  The increase is primarily the result of additional commission expense of $1.4 million as a result of the increased net sales during the period and an increase in marketing and tour player expenses of $1.1 million and an increase in other compensation expenses of $0.4 million.

General and administrative expenses increased to $6.4 million for the nine months ended September 30, 2007 from $5.8 million for the comparable period in 2006 primarily related to compensation expenses.

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $2.5 million for the nine months ended September 30, 2007 from $1.9 million for the comparable period in 2006 primarily related to compensation expenses resulting from increased staffing efforts.

Other income increased to $0.4 million for the nine months ended September 30, 2007 from $0.0 million for the comparable period in 2006 as a result of a breakup fee awarded to our company resulting from our participation in the bidding process for a potential acquisition of a competitive golf club manufacturer.

Our inventory balances were approximately $23.7 million and $24.7 million at September 30, 2007 and December 31, 2006, respectively.  The decrease in inventory levels is primarily a result of sales of recently launched products of the Idea a3 and a3 OS Irons, which were launched in the second quarter of 2007, Tech OS irons which were launched in the fourth quarter 2006 and Insight Drivers and fairway woods, which were launched in the first quarter of 2007.

Our net accounts receivable balances were approximately $17.9 million and $13.6 million at September 30, 2007 and December 31, 2006, respectively.  The increase is primarily due to significant sales revenue and the strengthening of our existing product lines. Due to the seasonality of our business, fluctuations in our accounts receivable balance from period to period are to be expected.

Our accounts payable balances were approximately $5.7 million and $6.3 million at September 30, 2007 and December 31, 2006, respectively.  The decrease in accounts payable is primarily associated with decreases in inventory purchases associated with the seasonality of our product launch cycle.

Our accrued liabilities balances were approximately $8.4 million and $7.5 million at September 30, 2007 and December 31, 2006, respectively.  The increase in accrued liabilities is primarily associated with increases in our deferred revenue program.

Liquidity and Capital Resources

Our principal sources of liquidity are cash reserves, cash flows provided by operations and our credit facilities in effect from time to time.  Cash inflows from operations are generally driven by collections of accounts receivables from customers, which increase in our second quarter and continue into the third quarter and then begin to taper off during the fourth quarter.  As necessary we could use our credit facility to supplement our cash inflows from operations as well as other investing activities such as potential future acquisitions. Cash outflows are primarily tied to procurement of inventory which begins to build during the fourth quarter and continues heavily into the first and second quarters in order to meet demands during the height of the golf season.

Cash and cash equivalents increased to $12.6 million at September 30, 2007 compared to $9.5 million at December 31, 2006.  During the nine months ended September 30, 2007, accounts receivable increased $4.4 million partially offset by accrued expenses and accounts payable which increased $0.4 million and a decrease in inventory of $0.9 million.

In February 2006, we signed a revolving credit agreement with Bank of Texas to provide up to $10.0 million in short term debt.  The agreement is collateralized by all of our assets and requires, among other things, us to maintain certain financial performance levels relative to the cash flow leverage ratio and fixed charge coverage ratio, but only when we have an outstanding balance on the facility.  Interest on outstanding balances varies depending on the portion of the line that is used and accrues at a rate from prime less one percent to prime and is due quarterly.  As of November 5, 2007, we have no outstanding borrowings on our credit facility.

Working capital increased at September 30, 2007 to $42.6 million compared to $36.0 million at December 31, 2006.   Approximately 32% of our current assets are comprised of accounts receivable at September 30, 2007.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability, often to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  We expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect a significant portion of the trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under the credit facility, we would be required to obtain additional financing or limit expenditures to the extent of available cash on hand, all of which could significantly adversely effect our current growth plans and result in a material adverse effect on our results of operations, financial condition and/or liquidity.

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

   Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification.  We evaluate each individual customer and measure various key aspects of the customer such as, but not limited to, their overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items.  From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the appropriate reserve requirements.   Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We generally do not require collateral.  Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more customers' financial strength.  While only two customers represent greater than 5% but less than 10% of net sales and one customer represents greater than 10% but less than 15% of net sales for the nine months ended September 30, 2007, if a combination of customers were to become financially impaired, our financial results could be severely affected.

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

   Impairment of Long-Lived Assets

We reviewed long-lived assets and certain identifiable intangibles according to the guidance in SFAS ("Statement of Financial Accounting Standards") 144 for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the nine months ended September 30, 2007 and 2006, there were no impairments of long-lived assets.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our Disclosure Controls and Procedures as of the end of the period covered by this report.   Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our Company, particularly during the period in which this report was being prepared, and that our Disclosure Controls and Procedures were effective.  There were no changes to our Internal Controls Over Financial Reporting during the three and nine months ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

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

We maintain directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich American Insurance Company, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, Thilman & Filipini, LLC, for various claims related to T&F's alleged failure to notify Zurich of the class action lawsuit.  Depending on the outcome of this proceeding, based on the previously disclosed agreement with Chubb & Son, a division of Federal Insurance Company, we could be required to pay Zurich's $5 million limit of liability in cash before the layers of insurance coverage excess to the Zurich layer attach.  At this point in the legal proceedings, we cannot predict with any certainty the outcome of the matter, per the guidance in SFAS 5, and thus can not reasonably estimate future liability on the conclusion of the events, if any.

The underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that we have no current obligation to pay the underwriters' defense costs.  We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws. The litigation is not at that stage yet.  As of November 5, 2007, the total amount of outstanding underwriter defense costs was just less than $1.3 million.  At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded.  At this time, we cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

Item 1A. Risk Factors

We have included in our filings with the SEC, including Part I, 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, a description of certain risks and uncertainties that could have an affect on our business, future performance, or financial condition.  We have evaluated our current risk factors and there were no new or material changes to report.

Item 6(a).  Exhibits

See exhibit index on pages 28-29.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.
ADAMS GOLF, INC.

Date: November 6, 2007	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 6, 2007	By: /S/ ERIC LOGAN
Eric Logan
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2007	By: /S/ PAMELA HIGH
Pamela J. High
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 3.3	Amended and Restated Audit Committee charter	Incorporated by reference to Annex A of the 2004 Proxy Statement (Annex A)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Adams Golf Equity Incentive Plan	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 February 9, 2004 File No. 333-112622 (Exhibit 4.7)

Exhibit 4.8	Amendment to Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 July 13, 2006 File No. 333-112622 (Exhibit 4.8)

Exhibit 10.1	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003 (Exhibit 10.12)

Exhibit 10.2*	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 (Exhibit 10.16)

Exhibit 10.3*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004 (Exhibit 10.17)

Exhibit 10.4	Revolving line of Credit between Adams Golf, Inc and Bank of Texas	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005 (Exhibit 10.8)

Exhibit 10.5	Employment Agreement - Byron H. (Barney) Adams	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005 (Exhibit 10.9)

Exhibit 10.6	Change of Control - Eric Logan	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended March 31, 2006 (Exhibit 10.7)

Exhibit 10.7	Commercial Lease Agreement dated August 16, 2006, between MDN/JSC -II Limited and the Company	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended September 30, 2006 (Exhibit 10.8)

Exhibit 10.8*	Asset Purchase Agreement of Women's Golf Unlimited	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2006 (Exhibit 10.11)

Exhibit 10.9	Change of Control - Eric Logan	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended June 30, 2007 (Exhibit 10.8)

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

___________________
* The SEC has granted our request for confidential treatment of certain portions of these agreements.