Form 10-K
period 2007-12-31
ADAMS GOLF INC
filed 2008-03-11
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one)
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☒       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes   ☒ No

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant at June 30, 2007 was $31,098,050 based on the closing sales price of $8.16 per share of the Registrant's common stock on the OTC Bulletin Board.

The number of outstanding shares of the Registrant's common stock, par value $.001 per share, was 6,221,745 on March 7, 2008. On February 19, 2008, we completed a one-for-four reverse stock split resulting in our total shares issued and outstanding and outstanding stock options decreasing in a one-to-four ratio.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant's definitive proxy statement, which will be filed on or before April 30, 2008, for the Annual Meeting of Stockholders to be held on or about May 20, 2008.

ADAMS GOLF, INC.
FORM 10-K
TABLE OF CONTENTS

PART I
	Item 1.	Business	Page 3
	Item 1A.	Risk Factors	Page 11
	Item 2.	Properties	Page 17
	Item 3.	Legal Proceedings	Page 17
	Item 4.	Submission of Matters to a Vote of Security Holders	Page 19

PART II
	Item 5.	Market for Registrant's Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities	Page 19
	Item 6.	Selected Financial Data	Page 22
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 23
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	Page 31
	Item 8.	Financial Statements and Supplementary Data	Page 31
	Item 9A(T).	Controls and Procedures	Page 31

PART III
	Item 10	Directors and Executive Officers of the Registrant	Page 33
	Item 11	Executive Compensation	Page 33
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Page 33
	Item 13	Certain Relationships and Related Transactions	Page 33
	Item 14	Principal Accounting Fees and Services	Page 33

PART IV
	Item 15	Exhibits and Financial Statement Schedules	Page 34

Forward Looking Statements

This Annual Report contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including, without limitation, in the notes to the consolidated financial statements included in this Annual Report and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report. Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements. The statements include, but are not limited to: statements regarding pending litigation, statements regarding liquidity and our ability to increase revenues or achieve satisfactory operational performance, statements regarding our ability to satisfy our cash requirements and our ability to satisfy our capital needs, including cash requirements during the next twelve months, statements regarding our ability to produce products commercially acceptable to consumers and statements using terminology such as "may," "might," "will," "would," "should," "could," "project," "pro forma," "predict," "potential," "strategy," "attempt," "develop," "continue," "future," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe." Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

—	Product development difficulties;
—	Product approval and conformity to governing body regulations;
—	Assembly difficulties;
—	Product introductions;
—	Patent infringement risks;
—	Uncertainty of the ability to protect intellectual property rights;
—	Market demand and acceptance of products;
—	The impact of changing economic conditions;
—	The future market for our capital stock;
—	The success of our marketing strategy;
—	Our dependence on one supplier for a majority of our inventory products;
—	Our dependence on suppliers who are concentrated in one geographic region;
—	Our dependence on a limited number of customers;
—	Business conditions in the golf industry;
—	Reliance on third parties, including suppliers, and freight transporters;
—	The actions of competitors, including pricing, advertising and product development risks concerning future technology;
—	The management of sales channels and re-distribution;
—	The uncertainty of the results of pending litigation;
—	The adequacy of the allowance for doubtful accounts, obsolete inventory and warranty reserves;
—	The risk associated with events that may prove unrecoverable under existing insurance policies; and
—	The impact of operational restructuring on operating results and liquidity and one-time events and other factors detailed in this Annual Report under "Risk Factors" in Part I, Item 1A, below.

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

Item 1. Business

General

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels, including Idea a3 and a3 OS irons, Idea a2 and a2 OS irons, Idea Tech OS irons, Idea Pro Irons and Idea a3 and a3 OS, Idea a2 and a2 OS, Idea Tech OS and Idea Pro I-woods, Insight XTD A3 &A3 OS drivers and hybrid-fairway woods, RPM drivers and fairway woods, the Ovation family of drivers, fairway woods and irons, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, Tight Lies GT500 and GT3 irons and i-woods, the Tom Watson signature and Puglielli series of wedges, and certain accessories. In addition, under Women's Golf Unlimited we distribute the Lady Fairway and Square 2 brands.

We were incorporated in 1987 and re-domesticated in Delaware in 1990. We completed an internal reorganization in 1997, and we now conduct our operations through several direct and indirect wholly-owned subsidiaries, agencies and distributorships

Segments and Products

Adams Golf operates in a single segment within the golf industry (golf clubs and accessories) and financial information for the segment may be found in the financial statements attached as Exhibits hereto. Specifically, we offer more than one class of product within that segment:

Irons

In June 2007 we launched our Idea a3 line of hybrid iron sets and in September 2007 we launched our Idea a3 OS line of hybrid irons and integrated sets. The a3 irons are offered in an 8 piece men’s, women's and senior set, with three graphite-shafted hybrid irons integrated into the set. The a3 set of irons won a Gold designation in the 2008 Golf Digest Hot List voting, and were the category leader in “Outstanding Technology” in the iron category. The Idea a3 OS irons are offered in 3 different 8 piece configurations—one for men, one for women, and one for seniors. The a3 OS set of irons won a Gold designation in the 2008 Golf Digest Hot List voting, and were the category leader in “Outstanding Function” in the iron category. We also offer 4 different color versions of the Idea a3 OS Women’s 13 piece set. The set includes a 460cc titanium driver, 2 fairway woods, an 8 piece Women’s Idea a3 OS iron set with 6 hybrid irons integrated into the set, a gap wedge, a putter and a bag.

In September 2006 we launched the Idea Tech OS and Idea Pro series’ of integrated hybrid iron sets. The Idea Tech OS irons are offered in an 8 piece men’s set, women’s set and senior’s set. Each set comes with 4 graphite shafted hybrid irons, with a heel biased adjustable weight port for swing weight, shaft, or length adjustment. These high-tech sets also include titanium faces for increased ball speed and more distance and composite crowns for low center of gravity and high launch. The Idea Pro series is offered in an 8 piece men’s set, which includes 2 Idea Pro hybrids and 6 forged irons. The Idea Pro hybrids won the Editor’s Choice in the hybrid category in the 2007 Golf Digest Hot List voting, and the 6 forged irons are crafted with forged carbon 8620 steel for ultimate feel and sound desired by the better players. The Idea Pro line of irons is an integrated set of tour-proven hybrids and forged irons that are marketed to low handicap golfers.

Drivers

We currently offer a variety of different driver models based on the shape, size and material used in the club head. Our current driver heads are made of titanium, alloy and/or carbon fiber, depending on the model. The shafts of our drivers are generally graphite. In February 2007 we introduced our new Insight BUL, Belle and BTY series of drivers. By dramatically shaping and expanding the perimeter of the club head, we created a club that reached 5,000 MOI (Moment of Inertia). Increased MOI generally reduces side spin, increases ball speed and provides greater stability at impact. During the first quarter of 2008, we are launching the Insight XTD driver line. These drivers offer greater distance and maximized ball speed using the Boxer technology and an expanded impact zone of the face. This driver is the official driver of the Long Drivers of America and won a silver designation in the 2008 Golf Digest Hot List voting.

Fairway Woods

In February, 2007 we introduced the Insight BUL, Belle and BTY series of fairway woods. We believe the Insight series of fairway woods provides a material advantage to golfers—the clubs include a one-piece titanium face and crown brazed to a stainless steel body. They are the first and only fairway wood currently manufactured in this manner. The Insight fairway woods won a Gold designation in the 2007 Golf Digest Hot List voting, and were the category leader in “Outstanding Technology” in the fairway wood category. During the first quarter of 2008, we are launching the Insight XTD hybrid-fairway woods line. These hybrid-fairway woods use the Boxer technology and are designed to combine desirable properties of both hybrids and fairway woods. The Insight XTD hybrid-fairway woods won a Gold designation in the 2008 Golf Digest Hot List voting, and were the category leader in “Outstanding Technology” in the fairway wood category. We offer a variety of individual hybrids in the recently introduced Idea a3, a3 OS, Tech OS and Idea Pro lines. These individual hybrids are designed to be easier to hit than conventional long irons. The Idea a3 and a3 OS hybrid irons won a Gold designation in the 2008 Golf Digest Hot List voting, and were the category leader in “Outstanding Technology and Function” in the hybrid category. The Idea Pro hybrid line won the Editor’s Choice in the hybrid category in the 2007 Golf Digest Hot List voting, and is gaining increasing popularity on the PGA, Champion’s, Nationwide and LPGA professional golf tours.

Wedges and Other

As a complement to the Idea irons, we offer the Tom Watson signature wedges with a classic profile and the Puglielli wedges. We also offer a line of putters, golf bags, hats and other accessories.

Percentage of Net Sales by Product Class

	2007	2006	2005

Drivers	11.1%	9.6%	27.8%
Fairway Woods	19.5	19.5	25.8
Irons	66.9	67.9	42.4
Wedges and Other	2.5	3.0	4.0
Total	100.0%	100.0%	100.0%

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

Market Evaluation - Prior to development of any potential concepts, our management team, in conjunction with the design and development team, performs an evaluation of the current golf market to determine which particular product classes we will pursue for concept development. As a part of the market evaluation, we analyze our current product offerings against current and anticipated competitor products with respect to consumer preferences. To attempt to determine consumer preferences, we utilize our independent sales force, consumer surveys and market intelligence tools that solicit product and design characteristics desired by consumers. Once the consumer product and design characteristics are determined and evaluated, management and the design and development team determine the product classes and types of products that will be pursued for the upcoming season.

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

Our research and development expenses were approximately $3,698,000, $2,607,000 and $2,285,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Patents

Our ability to compete effectively in the golf club market may depend on our ability to maintain the proprietary nature of our technologies and products. As of the date hereof, we hold 22 U.S. patents relating to certain products and proprietary technologies and we have 11 patent applications pending. Assuming timely payment of maintenance fees, if any, we expect that the 22 currently issued patents will expire on various dates between 2009 and 2022. We hold patents with respect to the design of the Insight, RPM, Redline, Ovation,Tight Lies fairway wood, the SC Series driver, the Idea and GT irons, including our graphite tipped (GT) shaft, and the Tight Lies ST fairway wood and driver heads. There can be no assurance, however, as to the degree of protection afforded by these or any other patents we hold or as to the likelihood that patents will be issued from the pending patent applications. Moreover, our patents may have limited commercial value or may lack sufficient breadth to adequately protect the aspects of our products to which the patents relate. The U.S. patents we hold do not preclude competitors from developing or marketing products similar to our products in international markets.

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

We have put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure the quality of our components. We are frequently re-evaluating existing vendors while testing potential new vendors for all the various product lines we offer. At any time, we may purchase a substantial majority of our volume of a specific component part from a single vendor, but we continually strive to maintain primary and secondary suppliers for each component part. Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China. A significant portion of our inventory purchases are from one supplier in China; we purchased approximately 46% and 62% of our total inventory purchased for the years ended December 31, 2007 and 2006, respectively, from this one Chinese supplier.

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

Relationships with Professional Golfers – We have entered into endorsement contracts with professional golfers on the PGA, Champions PGA, Nationwide and LPGA Tours and believe that having a presence on these tours promotes the image of our product lines and builds brand awareness. On the PGA Tour we have entered into endorsement agreements with professionals such as Rory Sabbatini, Aaron Baddeley, Tommy "Two Gloves" Gainey and Brad Elder. On the Champions Tour, we have entered into endorsement agreements with Tom Watson, Bernard Langer, Scott Hoch, Brad Bryant, D.A. Weibring, Allen Doyle, Des Smyth, R.W. Eaks, Dana Quigley, and Jerry Pate. On the LPGA Tour, we have entered into endorsement agreements with Brittney Lincicome, Brittany Lang, and Taylor Leon. All of the above contracts have various dates of expiration through 2010 and require the use of certain of our products.

Markets and Methods of Distribution

Our net sales are primarily derived from sales to on- and off- course golf shops, sporting goods retailers, mass merchants and, to a lesser extent, international distributors. No assurances can be given that demand for our current products or the introduction of new products will allow us to achieve historical levels of sales in the future.

Sales to Retailers - We sell a majority of our products to selected retailers. We believe our selective retail distribution strategy helps our retailers maintain profitable margins and maximize sales of our products. For the year ended December 31, 2007, sales to U.S. specialty retailers, mass merchants, sporting goods retailers, and on course accounts accounted for approximately 83% of our total net sales, which remained flat compared to the year ended December 31, 2006. As products mature, they may be sold to alternative channels of distribution, which are not in direct competition with selected retailers for premier product lines.

We maintain a field sales staff that at February 22, 2008, consisted of 64 independent sales representatives, one senior vice president, two regional vice presidents, a key accounts director and three regional sales managers, who are in regular personal contact with our retail accounts (approximately 4,000 retailers). These sales representatives, sales managers and regional vice presidents are supported by nine inside sales representatives who maintain contact with our retailers nationwide. The inside sales representatives also serve in a customer service capacity as we believe that superior customer service can significantly enhance our marketing efforts.

International Sales - International sales are made primarily in Europe, Canada, Japan, South Africa and other Asian regions. International sales in Canada are made through an agency relationship. Sales in Japan are made through an independent distributor. Prior to that date, sales were made through our wholly-owned subsidiary. Sales in the United Kingdom are made through an independent distributor. International sales to other countries throughout the world are made through a network of approximately 33 independent distributors. For the years ended December 31, 2007, 2006 and 2005, international sales accounted for approximately 16.9%, 17.1% and 14.1%, respectively, of our net sales.

Web Site - We maintain a Web site at www.adamsgolf.com, which allows the visitor to access certain information about our products and heritage, locate retailers, inquire into careers, access corporate information related to corporate governance and news releases, and inquire about contacting us directly. We also maintain www.ladyfairway.com and www.squaretwo.com for information about our Women's Golf Unlimited product lines. We do not currently sell our products via our Web sites.

Unauthorized Distribution and Counterfeit Clubs

Despite our efforts to limit our distribution to selected retailers, some quantities of our products have been found in unapproved outlets or distribution channels, including unapproved retailers conducting business on common internet auction sites. The existence of a "gray market" in our products can undermine the sales of authorized retailers, our agents and our foreign wholesale distributors who promote and support our products and can injure our image in the minds of our customers and consumers. We make efforts to limit or deter unauthorized distribution of our products, but do not believe the unauthorized distribution of our products can be totally eliminated. We do not believe that the unauthorized distribution of our clubs has had, or will have, a material adverse effect on our results of operations, financial condition or competitive position, although there can be no assurance as to future effects resulting from the unauthorized distribution of our products.

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

Industry Specific Requirements

We perform ongoing credit evaluation of our wholesale customers' financial condition and generally provide credit without the requirement of collateral from these customers. We measure each customer's financial strength using various key aspects such as, but not limited to, the customer's overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer’s balance that is past due and other various items. We also look at the overall aging of the receivables in total and relative to prior periods to determine the appropriate reserve requirements. Periods will fluctuate depending on the strength of the customers and the change in mix of customer and their respective strength could affect the reserve disproportionately compared to the total change in the accounts receivable balance. We believe we have adequate reserves for potential credit losses. Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific retail customers. Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history. Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability often to coincide with planned promotions or advertising campaigns. Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity. We expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition. The loss of a significant individual customer or a combination of significant customers would have a material adverse effect on our consolidated revenues, results of operations, financial condition and competitive market position.

In addition to extended payment terms, the nature of the industry also requires that we carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand. Our inventory balances were approximately $28,745,000 and $24,651,000 at December 31, 2007 and 2006, respectively. The increase in inventory levels over these dates is primarily a result of incremental purchasing of inventory for recently introduced product lines. A significant portion of our inventory purchases are from suppliers who are located predominately in China. We do not anticipate any changes in the relationships with our suppliers; however, if such change were to occur, we believe we would have alternative sources available, although replacing product could take six to nine months.

Major Customers

We are currently dependent on four customers, which collectively comprised approximately 25.5% of net revenues for the year ended December 31, 2007. Of these customers, one individual customer represented greater than 5% but less than 10% of net revenues for the year ended December 31, 2007, and one customer represented greater than 10% but less than 15% of net revenues for the year ended December 31, 2007.  For the year ended December 31, 2006, four customers comprised approximately 25.2% of net revenues. Of these customers, three customers individually represented greater than 5% but less then 10% of net revenues, while no customer represented greater than 10% of net revenues for the year ended December 31, 2006. For the year ended December 31, 2005, five customers comprised approximately 26.0% of net revenues. Of these customers, no customer individually represented greater than 5% but less then 10% of net revenues, and one customer represented greater than 10% but less then 15% of net revenues for the year ended December 31, 2005. The loss of one of these customers or a combination of these customers would have a material adverse effect on our consolidated revenues, results of operations, financial condition and competitive market position.

Seasonality and Quarterly Fluctuations

Golf generally is regarded as a warm weather sport, and net sales of golf equipment have been historically strongest for us during the first and second quarters. In addition, net sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions. A decrease in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on our business, operating results and/or financial condition. In addition, our future results of operations could be affected by a number of other factors, such as unseasonable weather patterns and natural disasters such as hurricanes, which could interrupt our sales patterns and could generate hardships for customers in the affected area, demand for and market acceptance of our existing and future products; new product introductions by our competitors; competitive pressures resulting in lower than expected selling prices; and the volume of orders that are received and which can be fulfilled in a quarter. Any one or more of these factors could adversely affect us or result in us failing to achieve our expectations as to future sales or operating results.

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

Backlog

The amount of our order backlog at any particular time is affected by a number of factors, including seasonality and scheduling of the manufacturing and shipment of products. At February 22, 2008, we had current backorders of $3,238,000, or 3.4% of total net sales for the year ended December 31, 2007, and orders to be fulfilled at a future date, not to exceed the current year, of $8,879,000, or 9.4% of total net sales for the year ended December 31, 2007. At February 22, 2007, we had current backorders of $4,774,000, or 6.3% of total net sales for the year ended December 31, 2006, and orders to be fulfilled at a future date, not to exceed the current year, of $3,756,000, or 4.9% of total net sales for the year ended December 31, 2006. The current decrease in backorders is due to our being in a favorable inventory position on our a3 and a3 OS irons sets and hybrids this year. We do not anticipate that a significant level of orders will remain unfilled within the current fiscal year. In addition, we believe that the amount of our backlog is not an appropriate indicator of future sales levels.

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

The introduction of new products by us or our competitors can be expected to result in closeouts of existing inventories at both the wholesale and retail levels. Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices. As the Idea a3 and a3 OS product line of irons and the Insight drivers and fairway woods were introduced, older product lines such as the Idea a2 and a2 OS Irons, RPM and Redline fairway woods and drivers experienced reductions in price at both wholesale and retail levels.

Domestic and Foreign Operations

Domestic and foreign net sales for the years ended December 31, 2007, 2006 and 2005 were comprised as follows:

	2007		2006		2005
Domestic	$78,623,000	83.1%	$63,016,000	82.9%	$48,496,000	85.9%
Foreign	15,981,000	16.9	13,014,000	17.1	7,928,000	14.1
Total	$94,604,000	100.0%	$76,030,000	100.0%	$56,424,000	100.0%

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

Employees

At February 22, 2007, we had 155 full-time employees including 40 engaged in production, 23 in order fulfillment, 30 in research and development and quality control, 9 in sales support and 53 in management and administration. Our employees are not unionized. We believe that our relations with our employees are good.

Item 1A. Risk Factors.

The financial statements contained in this report and the related discussions describe and analyze our financial performance and condition for the periods indicated. For the most part, this information is historical. Our prior results are not necessarily indicative of our future performance or financial condition. We, therefore, have included in this report a discussion of certain factors which could affect our future performance or financial condition. These factors could cause our future performance or financial condition to differ materially from our prior performance or financial condition or from our expectations or estimates of our future performance or financial condition.

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

Decreasing Amount of Golf Played by Consumers

Our revenues are completely driven from sales of golf related products and the demand for these products is directly related to the number of golfers and rounds of golf being played each year and overall popularity of golf. If golf participation or the number of rounds of golf played decreases, sales of our products may be adversely affected. In addition, if the amount of exposure of our products through media and advertising such as television coverage of events or the popularity of magazines we advertise in were to decrease, our sales could be adversely affected.

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

Our introduction of new products or our competitor's introductions can be expected to result in closeouts of existing inventories at both the wholesale and retail levels. Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices. As the Idea a3 and a3 OS product line of irons and the Insight drivers and fairway woods were introduced, older product lines such as the Idea a2 and a2 OS Irons, RPM and Redline fairway woods and drivers experienced reductions in price at both wholesale and retail levels.

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

Uncertainty Regarding Continuation of Profitability

While we generated net income in each of the past five fiscal years, we have not done so consistently prior to that period and experienced significant losses prior to the year ended December 31, 2003. There can be no assurance that we will be able to increase or maintain revenues or continue such profitability on a quarterly or annual basis in the future. An inability to continue such improvements in our financial performance could jeopardize our ability to develop, enhance, and market products, retain qualified personnel, and take advantage of future opportunities or respond to competitive pressures.

Need for Additional Capital

No assurances can be given that we will have sufficient cash resources beyond twelve months or to fund our operations over a length of time. It is possible that the only sources of funding are current cash reserves, projected cash flows from operations and up to $15.0 million of borrowings available under our revolving credit facility. Historically, we have funded capital expenditures for operations through cash flow from operations. To the extent our cash requirements or assumptions change, we may have to raise additional capital and/or further curtail our operating expenses, including further operational restructurings. If we need to raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders of our Company would be reduced, stockholders could experience additional dilution, and/or such equity securities could have rights, preferences or privileges senior to our Company's common stock. Nevertheless, given the current market price for our Company's common stock and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock in the foreseeable future. We may also find it difficult to secure additional debt financing beyond our current credit facility. There can be no assurance that financing will be available if needed or if available on terms favorable to us, or at all. Accordingly, it is possible that the only sources of funding are current cash reserves, projected cash flows from operations and up to $15.0 million of borrowings available under our revolving credit facility.

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

On the PGA Tour we have entered into endorsement agreements with professionals such as Rory Sabbatini, Aaron Baddeley, Tommy "Two Gloves" Gainey and Brad Elder. On the Champions Tour, we have entered into endorsement agreements with Tom Watson, Bernard Langer, Scott Hoch, Brad Bryant, D.A. Weibring, Allen Doyle, Des Smyth, R.W. Eaks, Dana Quigley, and Jerry Pate. On the LPGA Tour, we have entered into endorsement agreements with Brittney Lincicome, Brittany Lang, and Taylor Leon. All of the above contracts have various dates of expiration through 2010 and require the use of certain of our products. The loss of one or more of these endorsement arrangements could adversely affect our marketing and sales efforts and, accordingly, our business, operating results and/or financial condition. From time to time, we negotiate with and sign endorsement contracts with either existing or new tour players. As is typical in the golf industry, generally the agreements with these professional golfers do not necessarily require that they use our golf clubs at all times during the terms of the respective agreements, including, in certain circumstances, at times when we are required to make payments to them. The failure of certain individuals to use our products on one or more occasions has resulted in negative publicity involving us. No assurance can be given that our business would not be adversely affected in a material way by negative publicity or by the failure of our known professional endorsers to carry and use our products.

Effectiveness of our Marketing Strategy

We have designed our marketing strategy to include advertising efforts in multiple media avenues such as television airtime on golf related events, product education for the consumer through an internet website, publications including periodicals and brochures, and in store media such as point of purchase displays and product introduction fact sheets. For the years ended December 31, 2007, 2006 and 2005, we spent approximately $5.7 million, $5.6 million and $5.0 million, respectively, on the above listed marketing efforts. There can be no assurances that our marketing strategy will be effective or that increases in the levels of investments in advertising spending will result in material fluctuations in the sales of our products.

Source of Supply

A significant portion of our inventory purchases are from one supplier in China; we purchased approximately 46% and 62% of our total inventory purchased for the years ended December 31, 2007 and 2006, respectively, from this one Chinese supplier.   Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China and Taiwan. We could, in the future, experience shortages of components for reasons including but not limited to the supplier’s production capacity or materials shortages, or periods of increased price pressures, which could have a material adverse effect on our business, results of operations, financial position and/or liquidity.

Sufficient Inventory Levels

In addition to extended payment terms to our customers, the nature of the industry also requires that we carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand. Our inventory balances were approximately $28,745,000 and $24,651,000 at December 31, 2007 and December 31, 2006, respectively. If we were unable to maintain sufficient inventory to meet customer demand on a timely basis or provide have sufficient capacity to assemble the products at our facility, the effect could result in cancellation of customer orders, loss of customers, and damage to our reputation. In addition, carrying a substantial level of inventory has an adverse effect on our financial position and liquidity.

Accounts Receivable Customer Terms

Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific retail customers. Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history typically during off-peak times in the year. These extended terms do have a negative impact on our financial position and liquidity. In addition, the reserves we establish may not be adequate in the event that the customer's financial strength weakens significantly. In addition, the customer base may shrink and thus could adversely affect our net sales along with increased credit risk that could result adversely effect to our financial condition.

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

Certain Risks of Conducting Business Abroad

Our Company imports a significant portion of our component parts, including heads, shafts, headcovers, and grips from companies in China and Taiwan. In addition, we sell our products to certain distributors located outside the United States. Our international business is currently centered in Canada, Europe, South Africa and Asia, and our management intends to focus our international efforts through agency and distributor relationships. International sales accounted for 17% of our net sales for the years ended December 31, 2007 and December 31, 2006. Our business is subject to the risks generally associated with doing business abroad, such as foreign government relations, foreign consumer preferences, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and exchange rates in countries in which we purchase components or sell our products. Recent foreign events, including, without limitation, continuing U.S. military operations and the resulting instability in Iraq, could potentially cause a delay in imports or exports due to heightened security with customs. In addition, by conducting business abroad, we could be adversely affected by the change in foreign exchange rates amongst the countries and the result could adversely affect our financial condition.

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

Reliance on Third Parties for Delivery

We use United Parcel Services (UPS) for substantially all outbound shipments of our products in the United States. We use other freight lines and larger air carriers for large domestic shipments and international shipments. In addition, many of the components we use to build our products are shipped via air and ocean carriers from overseas. If there were a significant interruption in services from one or more of these providers, we might be unable to engage alternative suppliers to deliver our products or timely provide the necessary components for production in a cost efficient manner. This interruption could have a material adverse effect on our financial results.

Risks of Adequate Insurance Coverage

We procure various insurance policies to cover different aspects of our business, including but not limited to, property, commercial liability, workers compensation, business interruption, foreign liabilities, auto, crime, employment practices and directors' and officers' Insurance. Although we obtain various insurance policies, unforeseen situations or events may arise that could limit the amount or types of insurance coverage.

Currently, we have potential exposure in our directors' and officers' insurance policy covering the time period of the class action lawsuit, where our third layer of coverage for the $5 million layer between $15 million and $20 million is currently being denied by Zurich, as they claim that we did not notify them timely in the class action lawsuit. On August 7, 2007, TIG Insurance Co ("TIG"), which provided insurance coverage totaling $7.5 million for the layer of exposure between $7.5 million and $15 million, informed us that it was reserving its rights to deny coverage, based on, among other things, certain exclusions in the policy and recent legal authority holding that damages and settlements arising out of Section 11 claims are uninsured loss. Additionally, our directors' and officers' insurance policy covering the time period of the class action lawsuit has an endorsement that limits the defense costs covered under the policy for the underwriters of the IPO to $1 million, and at this time the underwriters' attorneys have exhausted this $1 million sublimit. As of March 7, 2008, the total amount of outstanding underwriter defense costs was just less than $1.4 million. To the extent that our Company is liable for any material amounts denied under or in excess of our directors' and officers' insurance, or any other insurance policy for that matter, it could have a material effect on our business and our results of operations.

Risks Associated with the Price of our Common Stock

The SEC has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock prior to our reverse stock split on February 19, 2008 was less than $5.00 per share and if the market price of our common stock drops below $5.00 again, it may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

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

Item 2. Properties.

Our administrative offices and assembly facilities currently occupy approximately 65,000 square feet of space in Plano, Texas. This facility is leased by us pursuant to a lease agreement expiring in 2008 and may be extended for an additional five years. We maintain the right to terminate the lease if we move to a larger facility owned by the current lessor. Additionally, we have a second location for our warehouse facilities occupying another 53,000 square feet of warehouse space in Plano, Texas, conveniently located to our existing administration and assembly facility. This facility is leased by us pursuant to a lease agreement expiring in 2010. We believe that our current facilities encompassing both locations will be sufficient for the foreseeable future.

Item 3. Legal Proceedings.

Beginning in June 1999, the first of seven class action lawsuits was filed against us, certain of our current and former officers and directors, and the three underwriters of our initial public offering ("IPO") in the United States District Court of the District of Delaware. The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our IPO. In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading. The operative complaint was filed on January 24, 2006, and it alleges that the prospectus failed to disclose that unauthorized distribution of our products (gray market sales) threatened our long-term profits and that we engaged in questionable sales practices (including double shipping and unlimited rights of return), which threatened post-IPO financial results. Discovery closed on August 11, 2006. On November 21, 2006, all summary-judgment briefing was completed. On December 13, 2006, we learned that the Delaware District Court judge whom the case was set before was elevated to the United States Court of Appeals for the Third Circuit. On December 15, 2006, we were notified that our case was assigned to the vacant judicial position and that all proceedings had been postponed until a new judge was confirmed, and there was no trial date set at this time. On February 7, 2008, we were notified that our case has been reassigned to Chief Judge Gregory M. Sleet. There has been no scheduling conference set yet, and there is no trial date set at this time. A mediation has been scheduled for April 8, 2008.

We maintain directors' and officers' ("D&O") and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers. During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million. In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed. On March 30, 2006, Zurich American Insurance Company, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, Thilman & Filipini, LLC ("T&F"), for various claims related to T&F's alleged failure to notify Zurich of the class action lawsuit. Depending on the outcome of this proceeding, based on the previously disclosed agreement with Chubb & Son ("Chubb"), a division of Federal Insurance Company ("Federal"),which is described below, we could be required to pay Zurich's $5 million limit of liability in cash before the layers of insurance coverage excess to the Zurich layer attach. We previously disclosed that Chubb had notified us that coverage under the Federal policy, which provided insurance coverage totaling $10 million for the layer of exposure between $20 million and $30 million, and the Executive Risk Indemnity Inc. ("ERII") policy, which provided insurance coverage totaling $10 million for the layer of exposure between $40 million and $50 million, would attach only if the underlying limits are exhausted by payment from the underlying insurance carriers. On June 18, 2007, Chubb notified us that Federal and ERII will not require that Zurich pay the full mount of its limit of liability before the Federal and ERII policies attach, and it confirmed that Chubb will accept payment in cash by our company of Zurich's limit of liability to satisfy this requirement, so long as such payment is for covered loss. On August 7, 2007, TIG Insurance Co ("TIG"), which provided insurance coverage totaling $7.5 million for the layer of exposure between $7.5 million and $15 million, informed us that it was reserving its rights to deny coverage, based on, among other things, certain exclusions in the policy and recent legal authority holding that damages and settlements arising out of Section 11 claims are uninsured loss. We disagree with TIG's interpretation of the policy language and legal authority, and negotiations on this issue continue. At this point in the legal proceedings, we cannot predict with any certainty the outcome of the matter, per the guidance in SFAS 5, and thus can not reasonably estimate future liability on the conclusion of the events, if any.

The underwriters for the IPO are also defendants in the securities class action. The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO. After the first lawsuit was filed, the underwriters requested indemnification under the agreement. Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters. Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit. We believe that we have no current obligation to pay the underwriters' defense costs. We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws. The litigation is not at that stage yet. As of March 7, 2008, the total amount of outstanding underwriter defense costs was just less than $1.4 million. At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded. At this time, we cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

From time to time, we are engaged in various other legal proceedings in the normal course of business. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

At our Special Meeting of Stockholders held on February 4, 2008, the following proposal was adopted by the margin indicated.

To amend the Company's certificate of incorporation to effect a one-for-four reverse stock split of the outstanding shares of the Company's common stock be ratified.

Number of Shares
Vote For	Vote Against	Abstained

23,512,902	277,236	10,123

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Our common stock is currently listed and traded on the OTC Bulletin Board ("OTCBB") under the symbol "ADGF.OB." The prices in the table below represent the quarterly high and low sales price for our common stock as reported by the OTCBB. All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
2007
First Quarter	$9.00	$7.00
Second Quarter	9.64	7.44
Third Quarter	8.80	7.64
Fourth Quarter	9.16	7.60

2006
First Quarter	$6.24	$4.56
Second Quarter	6.64	5.60
Third Quarter	6.28	5.08
Fourth Quarter	7.88	5.24

On February 19, 2008 we completed a one-for-four reverse stock split resulting in our total shares issued and outstanding and outstanding stock options decreasing in a one-to-four ratio. Our symbol then changed from "ADGO.OB" to "ADGF.OB". The above table represents values restated as a result of the reverse stock split. On March 7, 2008, the last reported sale price of the common stock on the OTCBB was $9.00 per share. At March 7, 2008, we had approximately 890 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

Our listing on the OTCBB could adversely affect the ability or willingness of investors to purchase the common stock, which, in turn, would likely severely affect the market liquidity of our securities. Given the current market price for our common stock and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock. No dividends have been declared or paid relating to our common stock, nor do we anticipate declaring dividends in the foreseeable future. The current credit facility does not limit the declaring or payment of dividends unless we are in default of the facility.

Equity Plan Compensation Information:

The following table sets forth information at December 31, 2007, regarding compensation plans under which our equity securities are authorized for issuance. On February 19, 2008, we completed a one-for-four reverse stock split resulting in our total shares issued and outstanding and outstanding stock options decreasing in a one-to-four ratio. The below table represents values as a result of the reverse stock split.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,100,274	$0.16	796,158
Equity compensation plans not approved by security holders	—	n/a	—
Total	1,100,274	$0.16	796,158

Performance Graph

The following performance graph compares the performance of our common stock to the Standard and Poor’s Small Cap 600 index and an industry peer group, selected in good faith, for the period from December 31, 2002, through December 31, 2007. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2002 and that all dividends were reinvested. We have paid no dividends. Performance data is provided for the last trading day closest to year end for each 2002, 2003, 2004, 2005, 2006, and 2007.

COMPARISON OF CUMULATIVE TOTAL RETURNS
Assumes Initial Investment of $100
December 2007

Company	December 2002	December 2003	December 2004	December 2005	December 2006	December 2007
Adams Golf, Inc.	$100.00	$284.01	$559.93	$479.96	$787.91	$900.01
S&P Small Cap 600	100.00	138.80	170.24	183.32	211.02	210.40
Peer Group A (1)	100.00	135.05	123.65	132.59	133.58	165.66

(1)	Peer Group consists of Callaway Golf Company, Aldila, Inc. and Cutter & Buck Inc.

Item 6. Selected Financial Data.

The selected financial data presented below is derived from our consolidated financial statements for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and related notes, and other financial information included elsewhere in this document.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)

Consolidated Statements of Operations Data:
Net sales	$94,604	$76,030	$56,424	$56,762	$50,879
Operating income	4,106	3,440	2,045	3,100	2,137
Net income	$9,401	$9,000	$3,240	$3,078	$2,003
Income per common share (1) :
Basic	$1.54	$1.54	$0.57	$0.55	$0.36
Diluted	$1.32	$1.24	$0.47	$0.47	$0.33
Weighted average common shares (1):
Basic	6,095	5,830	5,684	5,639	5,620
Diluted	7,134	7,232	6,951	6,536	6,133
Consolidated Balance Sheet Data:
Total assets	$71,186	$55,603	$44,102	$38,378	$30,054
Total debt (including current maturities)	—	—	—	—	—
Stockholders' equity	$53,299	$41,869	$32,127	$26,438	$22,228

(1)	See Note 1 (k) of Notes to Consolidated Financial Statements for information concerning the calculation of income per common share and weighted average common shares outstanding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels. Our net sales are primarily derived from sales to on- and off- course golf shops and sporting goods retailers and, to a lesser extent, international distributors and mass merchandisers. No assurances can be given that demand for our current products or the introduction of new products will allow us to achieve historical levels of sales in the future. Our net sales are typically driven by product lifecycles. Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology. As a result, each product family's life cycles generally range from one to three years.

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

Key Performance Indicators

Our management team has defined and tracks performance against several key sales, operational and balance sheet performance indicators. Key sales performance indicators include, but are not limited to, the following:

—Daily sales by product group
—Daily sales by geography
—Sales by customer channel
—Gross margin performance
—Market share by product at retail
—Inventory share by product at retail
Tracking these sales performance indicators on a regular basis allows us to understand whether we are on target to achieve our internal sales plans.

Key operational performance indicators include, but are not limited to, the following:

—Product returns (dollars and percentage of sales)
—Product credits (dollars and percentage of sales)
—Units shipped per man-hour worked
—Orders shipped on time
—Expenses by department
—Inbound and outbound freight cost by mode (dollars and dollars per unit)
—Inbound freight utilization by mode (ocean vs air)
Tracking these operational performance indicators on a regular basis allows us to understand whether we will achieve our expense targets and efficiently satisfy customer demand.

Key balance sheet performance indicators include, but are not limited to, the following:

—Days of sales outstanding
—Days of inventory (at cost)
—Days of payables outstanding
Tracking these balance sheet performance indicators on a regular basis allows us to understand our working capital performance and forecast cash flow and liquidity.

Results of Operations

The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	57.7	55.6	53.7
Gross profit	42.3	44.4	46.3
Operating expenses:
Research and development expenses	3.9	3.4	4.0
Selling and marketing expenses	25.1	26.0	29.4
General and administrative expenses	8.9	10.4	12.5
Settlement expenses	—	—	(3.1)
Restructuring expense	—	—	(0.1)
Total operating expenses	37.9	39.8	42.7
Operating income	4.4	4.6	3.6
Interest income, net	0.3	0.2	0.4
Other income, net	0.2	—	1.9
Income before income taxes	4.9	4.8	5.9
Income tax expense (benefit)	(5.0)	(7.0)	0.2
Net income	9.9%	11.8%	5.7%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Total net sales increased to $94.6 million for the year ended December 31, 2007 from $76.0 million for the comparable period of 2006 primarily resulting from the introduction of our new product lines, including the Idea a3 and a3 OS Irons and Iwoods and Tech OS Irons and Iwoods. Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology. As a result, each product family's life cycle generally ranges from one to three years. Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.

Net sales of irons increased to $63.3 million, or 66.9% of total net sales for the year ended December 31, 2007 from $51.6 million, or 67.9% of total net sales, for the comparable period of 2006. The increase was primarily generated from the net sales of recently launched Idea a3 and a3 OS irons coupled with the continued sales of the Idea a2 and a2 OS irons and integrated iron sets while the prior period net sales primarily resulted from the Idea a2 and a2 OS irons and integrated iron sets.

Net sales of drivers increased to $10.5 million, or 11.1% of total net sales, for the year ended December 31, 2007 from $7.3 million, or 9.6% of total net sales, for the comparable period of 2006. A large portion of the driver net sales for the year ended December 31, 2007 was generated by the Insight driver, which was introduced in the first quarter of 2007, while prior period net sales were driven by the Redline RPM product line.

Net sales of fairway woods increased to $18.4 million, or 19.5% of total net sales, for the year ended December 31, 2007, from $14.8 million, or 19.5% of total net sales, for the comparable period of 2006. Net sales for the year ended December 31, 2007 were generated from Insight fairway woods and Idea a3, Idea a2 and a2 OS, Idea Pro and Tech OS I-woods. Net sales for the same period of 2006 were generated from RPM LP fairway woods, Idea a2 and a2 OS I-woods and Original Tight Lies fairway woods.

We were dependent on four customers, which collectively comprised approximately 25.5% of net sales for the year ended December 31, 2007. Of these, one customer individually represented greater than 5% but less than 10% of net sales and one customer represented greater than 10% but less than 15% of net sales. No customer represented greater than 15% of net sales. Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the U.S. increased to $16.0 million, or 16.9% of total net sales, from $13.0 million, or 17.1% of total net sales, for the year ended December 31, 2007 and 2006, respectively. Net sales resulting from countries outside the U.S. and Canada decreased to 6.0% of total net sales for the year ended December 31, 2007 from 6.7% for the comparable period of 2006.

Cost of goods sold increased to $54.6 million, or 57.7% of total net sales, for the year ended December 31, 2007 from $42.3 million, or 55.6% of total net sales, for the comparable period of 2006. The increase as a percentage of total net sales is primarily due to changes in the product mix, increases in some component pricing, and increasing inbound freight costs related to fuel price increases.

Selling and marketing expenses increased to $23.8 million for the year ended December 31, 2007 from $19.8 million for the comparable period in 2006. The increase is primarily the result of additional commission expense of $1.8 million as a result of the increased net sales during the period and an increase in marketing and tour player expenses of $1.2 million and an increase in other compensation expenses of $0.6 million.

General and administrative expenses increased to $8.4 million for the year ended December 31, 2007 from $7.9 million for the comparable period in 2006 primarily related to compensation expenses.

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $3.7 million for the year ended December 31, 2007 from $2.6 million for the comparable period in 2006 primarily related to compensation expenses resulting from increased staffing efforts.

Other income increased to $0.3 million for the year ended December 31, 2007 from $0.0 million for the comparable period in 2006 as a result of a breakup fee awarded to our company resulting from our participation in the bidding process for a potential acquisition of a competitive golf club manufacturer.

Income tax benefit decreased to $4.7 million for the year ended December 31, 2007 from an income tax benefit of $5.3 million for the comparable period in 2006. The income tax benefit in each year is attributable to our management's assessment of the realizability of our existing deferred tax asset and the recording of a deferred tax benefit of $4.8 million and $5.4 million during 2007 and 2006, respectively. This amount represents what we believe to be an estimate of future usage of our carry back. The remaining asset has a valuation allowance applied to it.

Our inventory balances were approximately $28.7 million and $24.7 million at December 31, 2007 and December 31, 2006, respectively. The increase in inventory levels is primarily a result of the increased purchasing related to the recently launched Idea a3 and a3 OS Irons, which were launched in the second quarter of 2007 and third quarter of 2007, respectively.

Our net accounts receivable balances were approximately $18.0 million and $13.6 million at December 31, 2007 and December 31, 2006, respectively. The increase is primarily due to increasing annual revenue and the strengthening of our existing product lines.

Our accounts payable balances were approximately $9.2 million and $6.3 million at December 31, 2007 and December 31, 2006, respectively. The increase in accounts payable is primarily associated with increases in inventory purchases associated with the purchasing cycle for recently launched products.

Our accrued liabilities balances were approximately $8.7 million and $7.5 million at December 31, 2007 and December 31, 2006, respectively. The increase in accrued liabilities is primarily associated with increases in our inventory in transit and deferred revenue program.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Total net sales increased to $76.0 million for the year ended December 31, 2006 from $56.4 million for the comparable period of 2005 primarily resulting from the introductions of our new product lines, including the Idea A2 and A2 OS Irons. Overall, product family life cycles generally range from one to three years, and each product family varies in its life cycle as there are multiple factors influencing the life, such as, but not limited to, customer acceptance, competition and technology.

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

Other income decreased to zero for the year ended December 31, 2006 from $1.0 million for the comparable period in 2005 which is attributable to our one time receipt of a $965 thousand insurance claim paid by our insurance carrier in connection with an embezzlement which occurred during the period from 2001 through 2004. This event was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004.

Income tax benefit increased to $5.3 million for the year ended December 31, 2006 from an income tax expense of $0.1 million for the comparable period in 2005. This is attributable to our management assessment of our existing deferred tax asset and the recording of a deferred tax benefit of $5.4 million. This amount represents what we believe to be an estimate of future usage of our carry back. The remaining asset has an existing valuation allowance applied to it.

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

Disclosure of Contractual Obligations

We are obligated to make future payments under various contracts, including equipment capital leases and operating leases. We do not have any long-term debt or purchase commitment obligations. The following table summarized our contractual obligations at December 31, 2007, reported by maturity of obligation.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	30,363	10,830	19,533	—	—
Operating Lease Obligations	3,261,222	699,271	1,276,053	999,304	286,594
Purchase Obligations	—	—	—	—	—
Other Long-term Liabilities Reflected on the Registrant's Balance sheet under GAAP	—	—	—	—	—

Total	$3,291,585	$710,101	$1,295,586	$999,304	$286,594

Liquidity and Capital Resources

Our principal sources of liquidity are cash reserves, cash flows provided by operations and our credit facilities in effect from time to time. Cash inflows from operations are generally driven by collections of accounts receivables from customers, which generally increase in our second quarter and continue into the third quarter and then begin to decrease during the fourth quarter. As necessary we could use our credit facility to supplement our cash inflows from operations as well as other investing activities such as potential future acquisitions. Cash outflows are primarily tied to procurement of inventory which typically begins to build during the fourth quarter and continues heavily into the first and second quarters in order to meet demands during the height of the golf season.

Cash and cash equivalents increased to $11.3 million at December 31, 2007 compared to $9.5 million at December 31, 2006. During the year, accounts receivable increased $4.5, inventory increased $4.1 million, and other non-current assets increased $4.8 million related to the value of our deferred tax asset. These increases were partially offset with an increase in accrued expenses and accounts payable of $4.2 million.

In November 2007, we signed a revolving credit agreement with Wachovia Bank, National Association to provide up to $15.0 million in short term debt with the option to go up to $30 million. The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio, but only when we have an outstanding balance on the facility. Interest on outstanding balances accrues at a rate of Libor plus 1.75% and is payable monthly. As of March 7, 2008, we had no outstanding borrowings on our credit facility.

Working capital increased at December 31, 2007 to $42.3 million compared to $36.0 million at December 31, 2006. Approximately 30% of our current assets were comprised of accounts receivable at December 31, 2007. Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific purchase transactions. Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history. Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability and to coincide with planned promotions or advertising campaigns. Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity. We expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition. We generate cash flow from operations primarily by collecting outstanding trade receivables. Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect a significant portion of the trade receivables. If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under our credit facility, we would be required to obtain additional financing or limit expenditures to the extent of available cash on hand, all of which could adversely effect our current growth plans and result in a material adverse effect on our results of operations, financial condition and/or liquidity.

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

  Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification. We evaluate each individual customer and measure various key aspects of the customer such as, but not limited to, their overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items. From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the appropriate reserve requirements. Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance. Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. We generally do not require collateral. Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more customers' financial strength. While only one customer represents greater than 5% but less than 10% of net sales and one customer represents greater than 10% but less than 15% of net sales for the year ended December 31, 2007, if a combination of customers were to become financially impaired, our financial results could be severely affected.

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

  Income Taxes

We account for income taxes in accordance with FAS No. 109, "Accounting for Income Taxes" ("FAS 109") as clarified by FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred income tax assets, we consider whether it is "more likely than not," according to the criteria of FAS 109, that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses through December 31, 2002 and other deferred tax assets will be realized. However, due to our recent earnings history, we have concluded that it is more likely than not that a portion of the deferred tax asset will be realized. We have recognized a valuation allowance equal to a portion of the deferred income tax asset for which realization is uncertain.

  Impairment of Long-Lived Assets

We reviewed long-lived assets and certain identifiable intangibles according to the guidance in SFAS ("Statement of Financial Accounting Standards") 144 for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2007 and 2006, there were no impairments of long-lived assets.

New Accounting Pronouncements

Any new accounting pronouncements have been listed in Note 1 (f) of the Consolidated Financial Statements which is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

In the normal course of doing business, we are exposed to market risk through changes in interest rates with respect to our cash equivalents. Cash and cash equivalents at December 31, 2007, were $11,265,000. The average interest rate earned for the year end December 31, 2007, was 4.15%.

Additionally, we are exposed to interest rate risk from our Line of Credit (see Item 7 - Management Discussion and Analysis, Liquidity and Capital Resources). Outstanding borrowings accrue interest, at the Libor rate plus 1.75%. Our company would then be exposed to changes in the Libor rate. As of March 7, 2008, we had no outstanding borrowings on our credit facility.

Foreign Currency Fluctuations

In the normal course of business, we are exposed to foreign currency exchange rate risks that could impact our results of operations. We are exposed to foreign currency exchange rate risk inherent primarily in our sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in several currencies worldwide, however all foreign transactions are transacted in U.S. dollar except for Canadian activities. The functional currency of our Canadian operations is Canadian dollars. The accompanying consolidated financial statements have been expressed in United States dollars, our reporting currency. Reporting assets and liabilities of out foreign operations have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the monthly average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated in other comprehensive income (loss) in stockholders' equity. Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in comprehensive income as they occur. Inventory purchases are invoiced by suppliers in U.S. dollars.

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

Item 9A(T). Controls and Procedures

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

Evaluation of Internal Controls over Financial Reporting and Disclosure Controls and Procedure

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal controls over financial reporting as of December 31, 2007, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on the results of the assessment, management concluded that as of December 31, 2007, our internal controls over financial reporting are effective. There were no material changes to our Internal Controls Over Financial Reporting during the year ended December 31, 2007, that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our Disclosure Controls and Procedures as of the end of the period covered by this report and have concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our Company, and were effective.

In addition, it is our policy to not participate in off-balance sheet transactions, including but not limited to special purpose entities.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the company to provide only management's report in this annual report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting of the Stockholders to be held on or about May 20, 2008, to be distributed to the stockholders on or before April 30, 2008 ("the 2008 Proxy Statement") under the respective captions, "Elections of Directors," "Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" and "Management-Executive Officers."

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, and to all of our other officers, directors, employees and agents. A description of how to receive a copy of our code of ethics is posted on our website, which is located at www.adamsgolf.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website. Information contained in our website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our 2008 Proxy Statement under the caption "Management-Compensation of Executive Officers."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our 2008 Proxy Statement under the caption "Stock Ownership-Beneficial Ownership of Certain Stockholders, Directors and Executive Officers."

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to our 2008 Proxy Statement under the captions "Management-Employment Contracts and Change in Control Agreements," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our 2008 Proxy Statement under "Committees of Board of Directors; Meetings."

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(a) The following documents are filed as a part of this report following the signature page:

(1) Consolidated Financial Statements

Item	Page

Index to Consolidated Financial Statements and Related Financial Statement Schedule	F-1

Report of Independent Registered Public Accounting Firm	F-2 - F-3

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4

Consolidated Statements of Operations for the Years ended December 31, 2007, 2006 and 2005	F-5

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2007, 2006 and 2005	F-6 - F-7

Consolidated Statements of Cash Flows for the Years ended December 31, 2007, 2006 and 2005	F-8

Notes to Consolidated Financial Statements	F-9 - F-27

(2) Financial Statement Schedule

Our financial statement schedule for the years ended December 31, 2007, 2006 and 2005 is filed as part of this Annual Report and should be read in conjunction with our Consolidated Financial Statements.

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

Exhibit	Description	Location

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed on February 14, 2008	Included in this filing

Exhibit 3.3	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Stock Incentive Plan for Adams Golf, Inc.	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-112622 (Exhibit 4.7)

Exhibit 10.1	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2003 Form 10-K (Exhibit 10.12)

Exhibit 10.2*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2004 Form 10-K (Exhibit 10.17)

Exhibit 10.3	Employment Agreement - Byron H. (Barney) Adams	Incorporated by reference to 2005 Form 10-K (Exhibit 10.9)

Exhibit 10.4	Commercial Lease Agreement dated August 16, 2006, between MDN/JSC -II Limited and the Company	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Exhibit 10.8)

Exhibit 10.5*	Asset Purchase Agreement of Women’s Golf Unlimited	Incorporated by reference to 2006 Form 10-K (Exhibit 10.11)

Exhibit 10.6	Change of Control - Eric Logan	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended June 30, 2007 (Exhibit 10.8)

Exhibit 10.7	Revolving line of Credit between Adams Golf, Inc and Wachovia Bank, National Association	Incorporated by reference to the Report on From 8-K dated November 13, 2007 (Exhibit 10.1)

Exhibit 10.8*	Employment Agreement - Oliver G. (Chip) Brewer	Included in this filing

Exhibit 10.9	Commercial Lease Agreement dated December 15, 2007, between MDN/JSC -II Limited and the Company	Included in this filing

Exhibit 21.1	Subsidiaries of the Registrant	Included in this filing

Exhibit 23.1	Consent of KBA Group LLP	Included in this filing

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

*  Confidential treatment has been requested with respect to certain provisions of this agreement.

(b) Exhibits

          See Item 15(a)(3)

(c) Financial Statement Schedule

          See Item 15(a)(2)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAMS GOLF, INC., a Delaware corporation

Date: March 11, 2008	By:	/S/ B.H. (BARNEY) ADAMS
B.H. (Barney) Adams, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2008	By:	/S/ B.H. (BARNEY) ADAMS
B.H. (Barney) Adams, Chairman of the Board

Date: March 11, 2008	By:	/S/ OLIVER G. BREWER III
Oliver G. (Chip) Brewer III
Chief Executive Officer, President and Director

Date: March 11, 2008	By:	/S/ ERIC T. LOGAN
Eric Logan
Chief Financial Officer
(Principal Financial Officer)

Date: March 11, 2008	By:	/S/ PAMELA J. HIGH
Pamela J. High
Controller
(Principal Accounting Officer)

Date: March 11, 2008	By:	/S/ MARK R. MULVOY
Mark R. Mulvoy
Director

Date: March 11, 2008	By:	/S/ ROBERT D. ROGERS
Robert D. Rogers
Director

Date: March 11, 2008	By:	/S/ RUSSELL L. FLEISCHER
Russell L. Fleischer
Director

Date: March 11, 2008	By:	/S/ JOSEPH R. GREGORY
Joseph R. Gregory
Director

Date: March 11, 2008	By:	/S/ JOHN M. GREGORY
John M. Gregory
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND RELATED FINANCIAL STATEMENT SCHEDULE

Page
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the Years ended December 31, 2007, 2006 and 2005	F-4

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2007, 2006 and 2005	F-5 - F-6

Consolidated Statements of Cash Flows for the Years ended December 31, 2007, 2006 and 2005	F-7

Notes to Consolidated Financial Statements	F-8 - F-27

Financial Statement Schedule

Our financial statement schedule for the years ended December 31, 2007, 2006 and 2005 is filed as part of this Report and should be read in conjunction with our Consolidated Financial Statements.

Schedule II – Valuation and Qualifying Accounts	S-1

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Adams Golf, Inc.

We have audited the accompanying consolidated balance sheets of Adams Golf, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule appearing under Item 15 for each of the years in the three-year period ended December 31, 2007. The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Golf, Inc. and subsidiaries as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the years in the three-year period ended December 31, 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment".

/S/ KBA GROUP LLP
Dallas, Texas March 11, 2008

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$11,265	$9,472
Trade receivables, net	18,009	13,553
Inventories, net	28,745	24,651
Prepaid expenses	743	686
Other current assets	1,432	1,371
Total current assets	60,194	49,733

Property and equipment, net	1,046	719
Deferred tax asset – non current	8,877	4,052
Other assets	1,069	1,099
	$71,186	$55,603

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$9,205	$6,271
Accrued expenses and Current Liabilities	8,682	7,463
Total liabilities	17,887	13,734

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 1,250,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 12,500,000 shares; 6,547,847 and 6,223,807 shares issued and 6,221,724 and 5,989,652 shares outstanding at December 31, 2007 and 2006, respectively	7	6
Additional paid-in capital	91,737	90,649
Accumulated other comprehensive income	2,555	887
Accumulated deficit	(36,746)	(46,147)
Treasury stock, 326,123 common shares at December 31, 2007 and 234,155 common shares at December 31, 2006, at cost	(4,254)	(3,526)
Total stockholders' equity	53,299	41,869

Commitments and contingencies	$71,186	$55,603

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005

Net sales	$94,604	$76,030	$56,424
Cost of goods sold	54,608	42,304	30,309
Gross profit	39,996	33,726	26,115

Operating expenses:
Research and development expenses	3,698	2,607	2,285
Selling and marketing expenses	23,772	19,800	16,571
General and administrative expenses	8,420	7,879	7,063
Reversal of settlement expenses (benefit)	—	—	(1,771)
Reversal of restructuring expense (benefit)	—	—	(78)
Total operating expenses	35,890	30,286	24,070
Operating income	4,106	3,440	2,045

Other income (expense):
Interest income	286	201	236
Interest expense	(1)	(3)	(6)
Other	264	35	1,052
Income before income taxes	4,655	3,673	3,327
Income tax expense (benefit)	(4,746)	(5,327)	87
Net income	$9,401	$9,000	$3,240

Income per common share :
Basic	$1.54	$1.54	$0.57
Diluted	$1.32	$1.24	$0.47

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

Years ended December 31, 2007, 2006 and 2005

	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income (Loss)	Deficit	Income	Stock	Equity
Balance, December 31, 2004	5,814,414	$6	$87,980	$(25)	$(58,387)		$(3,136)	$26,438
Comprehensive income:
Net income	—	—	—	—	3,240	$3,240	—	3,240
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation	—	—	—	913	—	913	—	913
Comprehensive income	—	—	—	—	—	$4,153	—	—
Stock options exercised	53,500	—	40	—	—		—	40
Amortization of deferred compensation	—	—	1,496	—	—		—	1,496
Balance, December 31, 2005	5,867,914	6	89,516	888	(55,147)		(3,136)	32,127
Comprehensive income:
Net income	—	—	—	—	9,000	$9,000	—	9,000
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation	—	—	—	(1)	—	(1)	—	(1)
Comprehensive income	—	—	—	—	—	$8,999	—	—
Stock options exercised	355 ,893	—	15	—	—		—	15
Treasury stock purchased	—	—	—	—	—		(390)	(390)
Amortization of deferred compensation	—	—	1,118	—	—		—	1,118
Balance, December 31, 2006	6,223,807	$6	$90,649	$887	$(46,147)		$(3,526)	$41,869

(continued)

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

Years ended December 31, 2007, 2006 and 2005

	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income (Loss)	Deficit	Income	Stock	Equity

Balance, December 31, 2006	6,223,807	$6	$90,649	$887	$(46,147)		$(3,526)	$41,869
Comprehensive income:
Net income	—	—	—	—	9,401	$9,401	—	9,401
Other comprehensive income, net of tax:
Unrealized income on foreign currency translation	—	—	—	1,668	—	1,668	—	1,668
Comprehensive income	—	—	—	—	—	$11,069	—	—
Stock options exercised	324,040	1	42	—	—		—	43
Treasury stock purchased	—	—	—	—	—		(728)	(728)
Amortization of deferred compensation	—	—	1,046	—	—		—	1,046
Balance, December 31, 2007	6,547,847	$7	$91,737	$2,555	$(36,746)		$(4,254)	$53,299

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$9,401	$9,000	$3,240
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	460	335	447
Amortization of deferred compensation	1,046	1,118	1,496
Provision for doubtful accounts	316	853	557
Provision for deferred income tax	(4,826)	(5,402)	—
Changes in assets and liabilities:
Trade receivables	(4,772)	(236)	(5,411)
Inventories	(4,094)	(8,500)	(4,593)
Prepaid expenses	(57)	68	(519)
Other current assets	(61)	7	110
Other assets	531	525	(1,579)
Accounts payable	2,934	1,580	815
Accrued expenses	1,242	195	(303)
Other non-current liabilities	—	—	(449)
Net cash provided by (used in) operating activities	2,120	(457)	(6,189)
Cash flows from investing activities:
Purchase of equipment	(653)	(403)	(338)
Purchase of intangible assets	(600)	—	—
Net cash used in investing activities	(1,253)	(403)	(338)
Cash flows from financing activities:
Principal payments under capital lease obligation	(22)	(35)	(43)
Exercise of stock options	43	15	39
Treasury stock purchase	(728)	(390)	—
Debt financing costs	(35)	(4)	(2)
Net cash used in financing activities	(742)	(414)	(6)

Effects of exchange rate changes	1,668	(1)	913
Net increase (decrease) in cash and cash equivalents	1,793	(1,275)	(5,620)
Cash and cash equivalents at beginning of the year	9,472	10,747	16,367
Cash and cash equivalents at end of the year	$11,265	$9,472	$10,747
Supplemental disclosure of cash flow information:
Interest paid	$1	$3	$6
Income taxes paid	$65	$75	$88
Supplemental disclosure of non-cash investing and financing activities – equipment financed with capital lease	$—	$23	$15

See accompanying notes to consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies

(a)   General

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels, including Idea a3 and a3 OS irons, Idea a2 and a2 OS irons, Idea Tech OS irons, Idea Pro Irons and Idea a3 and a3 OS, Idea a2 and a2 OS, Idea Tech OS and Idea Pro I-woods, Insight XTD A3 & A3 OS drivers and fairway woods, RPM drivers and fairway woods, the Ovation family of drivers, fairway woods and irons, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, Tight Lies GT500 and GT3 irons and i-woods, the Tom Watson signature and Puglielli series of wedges, and certain accessories. In addition, under Women's Golf Unlimited we distribute the Lady Fairway and Square 2 brands.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. On February 19, 2008 we completed a one-for-four reverse stock split. All share values have been restated as a result of the reverse stock split.

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

(c)   Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification. We evaluate each individual customer and measure various key aspects of the customer such as, but not limited to, their overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items. From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the appropriate reserve requirements. Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance. Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. We generally do not require collateral. Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more customers' financial strength. While only one customer represents greater than 5% but less than 10% of net sales and one customer represents greater than 10% but less than 15% of the net sales for the year ended December 31, 2007, if a combination of customers were to become financially impaired, our operations and financial condition could be severely affected.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

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

(f)   New Accounting Pronouncements

In 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides defines fair value and provides framework for measuring the fair value and expands disclosure about those measurements. We adopted the provisions of this standard in the fourth quarter of 2007; the adoption of this standard had no impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted the provisions of this standard in the fourth quarter of 2007; the adoption of this standard had no impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations - an amendment of FASB Statement No. 141, which defines the acquirer in a business combination and discusses reporting of the acquisition method of accounting for transactions. We are currently reviewing the provisions of this standard to determine the impact to our financial statements and will adopt in the first quarter of 2008.

In December 2007, the FASB issued SFAS No. 160, Accounting for Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51, which establishes standards for reporting and comparability of consolidated financial statements, specifically as it relates to noncontrolling interests. We are currently reviewing the provisions of this standard to determine the impact to our financial statements and will adopt in the first quarter of 2009.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(Tables in thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies (continued)

(g)   Research and Development

Research and development costs consist of all costs incurred in planning, designing and testing of golf equipment, including salary costs related to research and development. These costs are expensed as incurred. Our research and development expenses were approximately $3,698,000, $2,607,000 and $2,285,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(h)   Advertising Costs

Advertising costs, included in selling and marketing expenses on the accompanying consolidated statements of operations, other than direct commercial costs, are expensed as incurred and totaled approximately $5,732,000, $5,631,000 and $4,980,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

	Beginning Balance	Charges for Warranty claims	Estimated accruals	Ending Balance
Year ended December 31, 2007	$389	(543)	491	$337
Year ended December 31, 2006	$307	(506)	588	$389

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies (continued)

(j)    Income Taxes

We account for income taxes in accordance with FAS No. 109, "Accounting for Income Taxes" ("FAS 109") as clarified by FASB Interpretation No. 48, "accounting for Uncertainty in Income Taxes ("FIN 48"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred income tax assets, we consider whether it is "more likely than not", according to the criteria of FAS 109, that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses through December 31, 2002 and other deferred tax assets will be realized. However, due to our recent earnings history, we have concluded that it is more likely than not that a portion of the deferred tax asset will be realized. We have recognized a valuation allowance equal to a portion of the deferred income tax asset for which realization is uncertain.

(k)   Income Per Share

The weighted average common shares used for determining basic and diluted income per common share were 6,094,385 and 7,134,363, respectively, for the year ended December 31, 2007. The effect of all options to purchase shares of our common stock for the year ended December 31, 2007 resulted in additional dilutive shares of 1,039,978.

The weighted average common shares used for determining basic and diluted income per common share were 5,830,229 and 7,232,445, respectively, for the year ended December 31, 2006. The effect of all options to purchase shares of our common stock for the year ended December 31, 2006 resulted in additional dilutive shares of 1,402,216.

The weighted average common shares used for determining basic and diluted income per common share were 5,683,515 and 6,950,932, respectively, for the year ended December 31, 2005. The effect of all warrants and options to purchase shares of our common stock for the year ended December 31, 2005 resulted in additional dilutive shares of 1,267,417.

(l)   Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies (continued)

(m)  Impairment of Long-Lived Assets

We follow the guidance in SFAS ("Statement of Financial Accounting Standards") 144 in reviewing long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended December 31, 2007, 2006 and 2005, there was no impairment of long-lived assets.

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

(q)  Segment Reporting

We are organized by functional responsibility and operate as a single segment and within that segment offer more than one class of product.

(r)  Stock-Based Compensation

In May 2002, we adopted the 2002 Equity Incentive Plan (the “Plan”) for employees, outside directors and consultants. The Plan allows for the granting of up to 625,000 shares of our common stock at the inception of the Plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this Plan, and additional shares as defined in the Plan. In addition, the Plan automatically increases 250,000 shares available for granting on January 1 of each subsequent year for years 2003 through 2008. At December 31, 2007 (restated as a result of the one-for-four reverse stock split on February 19, 2008), 1,100,274 outstanding options had been granted with exercise prices ranging from $0.04 to $4.80 per share at the date of grant. The requisite service periods for the options to vest vary from six months to four years and the options expire ten years from the date of grant. At December 31, 2007 (restated as a result of the one-for-four reverse stock split on February 19, 2008), 796,158 shares remain available for grant, including forfeitures.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies (continued)

(r)  Stock Compensation (continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which established accounting standards for transactions where the entity exchanges equity instruments for goods and services. The revision of this statement focuses on the accounting for transactions where the entity obtains employee services in share-based payment transactions. This statement revision eliminates the alternative use of APB 25 intrinsic value method and requires that entities adopt the fair-value method for all share-based transactions. We adopted the provisions of this standard on a modified prospective basis on January 1, 2006. The following table illustrates the effect on net income and income per share as if we had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation for the year ended December 31, 2005 (in thousands, except for per share amounts):

2005

Net income
As reported	$3,240
Add: Stock-based compensation expense included in reported net income	1,496
Deduct: Total stock-based compensation expense determined under the fair value method	(1,505)
Pro forma net income	$3,231

Basic income per common share:
As reported	$0.57
Pro forma	$0.57

Diluted income per common share:
As reported	$0.47
Pro forma	$0.46

Compensation expense associated with adopting SFAS 123R for the year ended December 31, 2007, had an expense effect on income from operations, income before taxes and net income associated with stock options and warrants of $1,046,000. The reported basic and diluted earnings per share were $1.54 and $1.32, respectively, for the year ended December 31, 2007. Had we not adopted SFAS 123R, the effect to net income under APB 25 would have been $ 1,023,000 for the year ended December 31, 2007. The basic and diluted earnings per share did not change for the year ended December 31, 2007 as a result of the adoption of SFAS 123R.

The effect of compensation expense associated with adopting SFAS 123R for the year ended December 31, 2006, had an expense effect on income from operations, income before taxes and net income associated with stock options and warrants of $1,118,000. The reported basic and diluted earnings per share were $1.54 and $1.24 for the year ended December 31, 2006. Had we not adopted SFAS 123R, the effect to net income under APB 25 would have been $ 1,080,000 for the year ended December 31, 2006. The basic and diluted earnings per share did not change for the year ended December 31, 2006 as a result of the adoption of SFAS 123R.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies (continued)

(r)   Stock Compensation (continued)

Under the provisions of the 2002 Equity Incentive Plan, we have the authority to repurchase the taxable portion of the employee's shares that become outstanding after the employee exercises their options. On May 15, 2007, we repurchased 42,992 shares of common stock at an average price per share of $8.00 for a total cost of approximately $344,000. On August 15, 2007, we repurchased 33,541 shares of common stock at an average price per share of $7.96 for a total cost of approximately $267,000. On November 15, 2007, we repurchased 15,433 shares of common stock at an average price per share of $7.60 for a total cost of approximately $117,000. The repurchased shares are held in treasury.

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

(t)   Classification of Shipping and Handling Fees and Costs

Shipping and handling fees and costs are included in net sales and cost of goods sold, respectively.

(u)   Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

(2)	Trade Receivables, net

Trade receivables consist of the following at December 31, 2007 and 2006:

	2007	2006

Trade receivables	$18,521	$14,255
Allowance for doubtful accounts	(512)	(702)
	$18,009	$13,553

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(Tables in thousands, except share and per share amounts)

(3)   Inventories

Inventories consist of the following at December 31, 2007 and 2006:

	2007	2006

Finished goods	$16,887	$13,506
Component parts	11,858	11,145
	$28,745	$24,651

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value. The inventory balance is comprised of the following: purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit after work in process is completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory. At December 31, 2007 and 2006, inventories included $865,000 and $543,000 of consigned inventory, respectively, and $189,000 and $153,000 of inventory obsolescence reserves, respectively.

(4)   Property and Equipment, net

Property and equipment consist of the following at December 31, 2007 and 2006:

	2007	2006

Equipment	$2,296	$1,992
Computers and software	7,924	9,197
Furniture and fixtures	770	840
Leaseholds improvements	188	188
Accumulated depreciation and amortization	(10,132)	(11,498)
	$1,046	$719

(5)   Other current and non-current Assets

Other current assets, net, consist of the following at December 31, 2007 and 2006:

	2007	2006

Maintenance agreements	81	17
Other receivable	—	4
Deferred tax asset	1,351	1,350
	$1,432	$1,371

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(Tables in thousands, except share and per share amounts)

(5)  Other current and non-current Assets (continued)

We recorded a deferred tax asset of $4.8 million during the year ended December 31, 2007 and $5.4 million for the same period during 2006. This amount represents what we believe to be an estimate of future usage of our carry back; the remaining asset has an existing valuation allowance applied to it. At December 31, 2007, we had net operating loss carryforwards for federal, foreign and state income tax purposes of approximately $37 million and tax credit carryforwards of $0.3 million, which are available to offset future taxable income through 2022. The short term portion of the deferred tax asset of $1.4 million is reported in other current assets; the long term portion of the deferred tax asset of $8.9 million is reported as a deferred tax asset non-current in the non-current asset section of the balance sheet.

Other assets, net, consist of the following at December 31, 2007 and 2006:

	2007	2006

Deposits	$23	$14
Long term endorsements	540	1,080
Other, including intangible assets purchased	506	5
	$1,069	$1,099

The increase in other non-current assets primarily represents the intangibles purchased of $0.6 million related to the purchase of Women’s Golf Unlimited which occurred in the first quarter of 2007.

(6)   Accrued Expenses and Current Liabilities

Accrued expenses and Current Liabilities consist of the following at December 31, 2007 and 2006:

	2007	2006

Payroll and commissions	$2,707	$2,046
Advertising	—	326
Product warranty expense and sales returns	1,611	2,040
Professional services	23	7
Accrued inventory	971	296
Accrued sales promotions	390	859
Deferred revenue	1,538	805
Other	1,442	1,084
	$8,682	$7,463

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

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

We are obligated under certain noncancellable operating leases for assembly, warehouse and office space. A summary of the minimum rental commitments under noncancellable leases is as follows:

Years ending
December 31,
2008	$699
2009	649
2010	626
2011	569
2012	430
Beyond 2012	288
$3,261

Rent expense was approximately $650,000, $602,000 and $609,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(Tables in thousands, except share and per share amounts)

(9)   Commitments and Contingencies (continued)

Beginning in June 1999, the first of seven class action lawsuits was filed against us, certain of our current and former officers and directors, and the three underwriters of our initial public offering ("IPO") in the United States District Court of the District of Delaware. The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our IPO. In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading. The operative complaint was filed on January 24, 2006, and it alleges that the prospectus failed to disclose that unauthorized distribution of our products (gray market sales) threatened our long-term profits and that we engaged in questionable sales practices (including double shipping and unlimited rights of return), which threatened post-IPO financial results. Discovery closed on August 11, 2006. On November 21, 2006, all summary-judgment briefing was completed. On December 13, 2006, we learned that the Delaware District Court judge whom the case was set before was elevated to the United States Court of Appeals for the Third Circuit. On December 15, 2006, we were notified that our case was assigned to the vacant judicial position and that all proceedings had been postponed until a new judge was confirmed, and there was no trial date set at this time. On February 7, 2008, we were notified that our case has been reassigned to Chief Judge Gregory M. Sleet. There has been no scheduling conference set yet, and there is no trial date set at this time. A mediation has been scheduled for April 8, 2008.

We maintain directors' and officers' ("D&O") and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers. During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million. In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed. On March 30, 2006, Zurich American Insurance Company, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, Thilman & Filipini, LLC ("T&F"), for various claims related to T&F's alleged failure to notify Zurich of the class action lawsuit. Depending on the outcome of this proceeding, based on the previously disclosed agreement with Chubb & Son ("Chubb"), a division of Federal Insurance Company ("Federal"),which is described below, we could be required to pay Zurich's $5 million limit of liability in cash before the layers of insurance coverage excess to the Zurich layer attach. We previously disclosed that Chubb had notified us that coverage under the Federal policy, which provided insurance coverage totaling $10 million for the layer of exposure between $20 million and $30 million, and the Executive Risk Indemnity Inc. ("ERII") policy, which provided insurance coverage totaling $10 million for the layer of exposure between $40 million and $50 million, would attach only if the underlying limits are exhausted by payment from the underlying insurance carriers. On June 18, 2007, Chubb notified us that Federal and ERII will not require that Zurich pay the full mount of its limit of liability before the Federal and ERII policies attach, and it confirmed that Chubb will accept payment in cash by our company of Zurich's limit of liability to satisfy this requirement, so long as such payment is for covered loss. On August 7, 2007, TIG Insurance Co ("TIG"), which provided insurance coverage totaling $7.5 million for the layer of exposure between $7.5 million and $15 million, informed us that it was reserving its rights to deny coverage, based on, among other things, certain exclusions in the policy and recent legal authority holding that damages and settlements arising out of Section 11 claims are uninsured loss. We disagree with TIG's interpretation of the policy language and legal authority, and negotiations on this issue continue. At this point in the legal proceedings, we cannot predict with any certainty the outcome of the matter, per the guidance in SFAS 5, and thus can not reasonably estimate future liability on the conclusion of the events, if any.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(Tables in thousands, except share and per share amounts)

(9)  Commitments and Contingencies (continued)

The underwriters for the IPO are also defendants in the securities class action. The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO. After the first lawsuit was filed, the underwriters requested indemnification under the agreement. Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters. Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit. We believe that we have no current obligation to pay the underwriters' defense costs. We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws. The litigation is not at that stage yet. As of March 7, 2008, the total amount of outstanding underwriter defense costs was just less than $1.4 million. At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded. At this time, we cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

From time to time, we are engaged in various other legal proceedings in the normal course of business. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

(10) Retirement Plan

In February 1998, we adopted the Adams Golf, Ltd. 401(k) Retirement Plan (the "Plan"), which covers substantially all employees. We match 50% of employee contributions up to a maximum of 6% of the employee's compensation. For the years ended December 31, 2007, 2006 and 2005, we contributed approximately $134,000, $149,000 and $135,000, respectively, to the Plan.

(11) Liquidity

In November 2007, we signed a revolving credit agreement with Wachovia Bank, National Association to provide up to $15.0 million in short term debt with the option to go up to $30 million. The agreement is collateralized by all of our assets and requires, among other things, us to maintain certain financial performance levels relative to the fixed charge coverage ratio, but only when we have an outstanding balance on the facility. Interest on outstanding balances accrues at a rate of Libor plus 1.75% payable monthly. As of December 31, 2007 and March 7, 2008, we have no outstanding borrowings on our credit facility.

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

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(Tables in thousands, except share and per share amounts)

(11)  Liquidity (continued)

If adequate funds are not available or not available on acceptable terms, we may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities; or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results, financial condition and/or liquidity.

(12)  Income Taxes

Income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 consists of the following:

	2007	2006	2005

Federal-current	$79	$68	$83
State-current	1	7	4
Deferred	(4,826)	(5,402)
	$(4,746)	$(5,327)	$87

Actual income tax expense differs from the "expected" income tax expense (benefit) (computed by applying the U.S. federal corporate tax rate of 35% to income before income taxes) for the years ended December 31, 2007, 2006 and 2005 as follows:
	2007	2006	2005

Computed "expected" tax benefit	$1,629	$1,286	$1,165
State income taxes, net of federal tax expense	47	37	33
Change in valuation allowance for deferred tax assets	(6,809)	(6,770)	(1,242)
Other	387	120	131
	$(4,746)	$(5,327)	$87

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(Tables in thousands, except share and per share amounts)

(12)  Income Taxes (continued)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006

Deferred tax assets:
Allowance for doubtful accounts receivable	$184	$253
Product warranty and sales returns	580	735
Property and equipment	—	35
Other reserves	89	294
Deferred Compensation	166	850
263A adjustment	106	106
Research and development tax credit carryforwards	306	306
Net operating loss carryforwards	13,245	14,080
Total deferred tax assets	14,676	16,659
Valuation allowance	(4,448)	(11,257)
Net deferred tax assets	10,228	5,402

Deferred tax liabilities:
Other	—	—
Total deferred tax liabilities	—	—
Net deferred taxes assets	$10,228	$5,402

Amounts recorded in consolidated balance sheets at December 31, 2007 and 2006:

	2007	2006
Current	$1,351	$1,350
Non-current	8,877	4,052
	$10,228	$5,402

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

December 31, 2007 and 2006

(Tables in thousands, except share and per share amounts)

(12)  Income Taxes (continued)

At December 31, 2007, we cannot determine based on a weighing of objective evidence that it is more likely than not that the remaining net deferred tax assets will be realized. As a result, as of December 31, 2007, we have established a valuation allowance for the deferred tax assets in excess of existing taxable temporary differences. We recorded a deferred tax asset of $10.2 million. This amount represents what we believe to be an estimate of future usage of our carry back. The remaining asset has an existing valuation allowance applied to it. The net change in the valuation allowance for the years ended December 31, 2007 and 2006 was $6,809,000 and $6,770,000, respectively.

At December 31, 2007, we have net operating loss carryforwards for federal, foreign and state income tax purposes of approximately $36,791,000 and tax credit carryforwards of $306,000 which are available to offset future taxable income through 2022. The availability of approximately $502,000 of the net operating loss carryforwards to reduce future taxable income is limited to approximately $71,000 per year for the remaining life of the net operating losses, as a result of a change in ownership.

(13)  Stockholders' Equity

(a)   Employee Stock Option Plans

In May 2002, we adopted the 2002 Equity Incentive Plan for employees, outside directors and consultants. The plan allows for the granting of up to 625,000 shares of our common stock at the inception of the plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this plan, and additional shares as defined in the plan. On May 1, 2002, the four predecessor plans described in previous annual reports were terminated and a total of 538,370 shares available for issuance under these predecessor plans were transferred to the Equity Incentive Plan. As shares forfeit or expire under the four predecessor plans, those shares become available under the 2002 Equity Incentive Plan. Since the initial transfer on May 1, 2002, an additional 201,510 shares were transferred to the Equity Incentive Plan. In addition, the plan automatically increases 250,000 shares available for granting on January 1 of each subsequent year for years 2003 through 2008. At December 31, 2007, 1,100,274 outstanding options had been granted with exercise prices ranging from $0.04 to $4.80 per share at the date of grant. The vesting periods vary from six months to four years and the options expire ten years from the date of grant. At December 31, 2007, 796,158 shares remain available for grant, including forfeitures.

The following is a summary of stock options outstanding as of December 31, 2007:

		Weighted	Weighted		Weighted
Range of		Average	average		Average Vested
Exercise	Options	Remaining	Exercise price	Options	Exercise price
Prices	Outstanding	Contractual life	per share	Exercisable	per share

$0.04 - $1.20	1,062,774	5.63 years	$0.04	853,995	$0.04
$1.21 - $4.00	12,500	5.12 years	1.24	12,500	1.24
$4.01 - $8.00	25,000	7.26 years	4.76	15,625	4.77
	1,100,274	5.66 years	$0.16	882,120	$0.14

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(Tables in thousands, except share and per share amounts)

(13)  Stockholders' Equity (continued)

The per share weighted-average fair value of stock options granted during 2006 and 2005 was $4.72 and $5.52, respectively, on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: Risk free interest rate, 3.5%; expected life, 10 years; expected dividend yield, 0%; and daily annualized volatility, 107.4% and 111.4% in 2006 and 2005, respectively. We use historical data to estimate option exercise and employee termination factors within the valuation model.

Operating expenses included in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 include total compensation expense associated with stock options and warrants of $1,046,000, $1,118,000 and $1,496,000, respectively.

A summary of stock option activity follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise price	Value of options
Options outstanding at December 31, 2004	1,599,244	$0.36
Options granted	323,540	0.04
Options forfeited (expired)	(76,583)	5.28
Options exercised	(53,500)	0.72
Options outstanding at December 31, 2005	1,792,701	0.12
Options granted	12,500	4.72
Options forfeited (expired)	(25,000)	2.96
Options exercised	(355,893)	0.04	1,973,664
Options outstanding at December 31, 2006	1,424,308	0.16	11,003,577
Options granted	7	0.04
Options forfeited (expired)	—	—
Options exercised	(324,041)	0.04	2,557,468
Options outstanding at December 31, 2007	1,100,274	0.16	9,725,455
Options exercisable at December 31, 2007	882,120	$0.16	7,814,920

The weighted average remaining contractual life of the options exercisable at December 31, 2007 was 5.30 years and at December 31, 2006 was 6.37 years.

As of December 31, 2007, compensation costs related to non-vested awards totaled $0.5 million, which is expected to be recognized over a weighted average period of 0.8 years.

On February 19, 2008 we completed a one-for-four reverse stock split resulting in our total shares issued and outstanding and outstanding stock options decreasing with a one-to-four ratio. The above footnote represents values restated as a result of the reverse stock split.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(Tables in thousands, except share and per share amounts)

(13)  Stockholders' Equity (continued)

(a)  Common Stock Repurchase Program

In October 1998, the Board of Directors approved a plan whereby we are authorized to repurchase from time to time on the open market up to 500,000 shares of its common stock. At December 31, 1998, we had repurchased 164,375 shares of common stock at an average price per share of $19.08 for a total cost of approximately $3,136,000. At August 15, 2006, we repurchased 34,346 shares of common stock at an average price per share of $5.40 for a total cost of approximately $186,000. At November 15, 2006, we repurchased 35,434 shares of common stock at an average price per share of $5.76 for a total cost of approximately $204,000. On May 15, 2007, we repurchased 42,992 shares of common stock at an average price per share of $8.00 for a total cost of approximately $344,000. On August 15, 2007, we repurchased 33,541 shares of common stock at an average price per share of $7.96 for a total cost of approximately $267,000. On November 15, 2007, we repurchased 15,433 shares of common stock at an average price per share of $7.60 for a total cost of approximately $117,000. The repurchased shares are held in treasury. No shares were repurchased during the years ended December 31, 2005 or 2004.

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

Period of Exercise	Total Options to be exercised

2008	194,425
2009	90,000
2010	15,000
2011	27,500
Beyond 2012	60,771

Total Options	387,696

On February 19, 2008 we completed a one-for-four reverse stock split resulting in our total shares issued and outstanding and outstanding stock options decreasing with a one-to-four ratio. The above table represents values restated as a result of the reverse stock split.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(Tables in thousands, except share and per share amounts)

(14)  Segment Information

We generate substantially all revenues from the design, marketing and distribution of premium quality, technologically innovative golf clubs. Our products are distributed in both domestic and international markets. Net sales by customer domicile for these markets consisted of the following for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

United States	$78,623	$63,016	$48,496
Rest of world	15,981	13,014	7,928
	$94,604	$76,030	$56,424

The following table sets forth net sales by product class for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Fairway woods	$18,428	$14,841	$14,539
Drivers	10,472	7,323	15,673
Irons	63,251	51,649	23,919
Wedges and other	2,453	2,217	2,293

Total	$94,604	$76,030	$56,424

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(Tables in thousands, except share and per share amounts)

(15)  Quarterly Financial Results (unaudited)

 Quarterly financial results for the years ended December 31, 2007 and 2006 are as follows:

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$27,808	$30,403	$18,929	$17,464

Gross profit	$12,195	$13,302	$7,740	$6,760

Net income (loss)	$3,754	$2,517	$(327)	$3,457

Income (loss) per share – basic	$0.63	$0.42	$(0.05)	$0.57
– diluted	0.49	0.33	(0.05)	0.49

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$22,265	$25,733	$14,960	$13,072

Gross profit	$10,452	$11,170	$6,385	$5,719

Net income (loss)	$3,349	$1,770	$(500)	$4,381

Income (loss) per share – basic	$0.59	$0.31	$(0.09)	$0.76
– diluted	0.48	0.25	(0.09)	0.61

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(Tables in thousands, except share and per share amounts)

(16)  Business and Credit Concentrations

We are currently dependent on four customers, which collectively comprised approximately 25.5% of net sales for the year ended December 31, 2007. Of these, one customer individually represented greater than 5% but less than 10% of net sales, while one customer individually represented greater than 10% but less than 15% of net sales for the year ended December 31, 2007. For the year ended December 31, 2006, four customers, which collectively comprised approximately 25.2% of net sales, of which three customers individually represented greater than 5% but less than 10% of net sales, while no customer individually represented greater than 10% of net sales for the year ended December 31, 2006. For the year ended December 31, 2005, five customers collectively comprised approximately 26.0% of net sales, of which no customer individually represented greater than 5% of net sales while one customer represented greater than 10% but less than 15% of net sales for the year ended December 31, 2005. The loss of an individual or a combination of these customers would have a material adverse effect on consolidated revenues, results of operations, financial condition and competitive market position.

A significant portion of our inventory purchases are from one supplier in China; we purchased approximately 46% and 62% of our total inventory purchased for the years ended December 31, 2007 and 2006, respectively, from this one Chinese supplier. This supplier and many other industry suppliers are located in China. We do not anticipate any changes in the relationships with its suppliers; however, if such change were to occur, we have alternative sources available.

(17)  Subsequent Events

On February 4, we held a special meeting with shareholders to vote on a one-for-four reverse stock split on our shares of common stock. On February 19, 2008 we completed a one-for-four reverse stock split resulting in our total shares issued and outstanding and outstanding stock options decreasing with a one-to-four ratio.

As of March 6, 2008, we have completed our application for listing our common stock on the market operated by NASDAQ and our application has been approved. NASDAQ has notified us that we are allowed to begin trading as of March 13, 2008..

Schedule II

ADAMS GOLF, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended December 31, 2007, 2006 and 2005

(Table in thousands)

	Balance at	Charged to		Balance at
	Beginning	cost and other		end of
Description	of period	expenses	Deductions(1)	Period

Allowance for doubtful accounts:
Year ended December 31, 2007	$702	316	506	$512
Year ended December 31, 2006	$952	853	1,103	$702
Year ended December 31, 2005	$746	557	351	$952

Product warranty and sales returns:
Year ended December 31, 2007	$2,040	545	974	$1,611
Year ended December 31, 2006	$1,546	1,359	865	$2,040
Year ended December 31, 2005	$1,120	1,151	725	$1,546

Inventory obsolescence
Year ended December 31, 2007	$153	36	—	$189
Year ended December 31, 2006	$215	—	62	$153
Year ended December 31, 2005	$474	—	259	$215

Deferred tax asset valuation allowance:
Year ended December 31, 2007	$11,257	(6,809)	—	$4,448
Year ended December 31, 2006	$18,027	(6,770)	—	$11,257
Year ended December 31, 2005	$19,269	(1,165)	77	$18,027

(1)
Represents uncollectible accounts charged against the allowance for doubtful accounts, actual costs incurred for warranty repairs and sales returns, and inventory items deemed obsolete charged against the inventory obsolescence reserve.

S-1