Form 10-Q
period 2008-03-31
ADAMS GOLF INC
filed 2008-05-13
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from t o

Commission File Number:  001-33978

ADAMS GOLF, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2320087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 E. Plano Pkwy, Plano, Texas	75074
(Address of principal executive offices)	(Zip Code)

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

[X] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]      Accelerated filer[  ]       Non-accelerated filer [X]        Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes   [X] No

The number of outstanding shares of the Registrant's common stock, par value $.001 per share, was 6,389,179 on May 8, 2008.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL STATEMENTS	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		March 31, 2008 (unaudited) and December 31, 2007	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three months ended March 31, 2008 and 2007	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Three months ended March 31, 2008	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Three months ended March 31, 2008 and 2007	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-13

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4.	Controls and Procedures	22

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	23

	Item 1A.	Risk Factors	24

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	24

	Item 5.	Other Information	N/A

	Item 6.	Exhibits	24

		Signatures	25

Item 1.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	March 31, 2008	December 31, 2007
	(unaudited)
Current assets:
Cash and cash equivalents	$ 1,450	$ 11,265
Trade receivables, net of allowance for doubtful accounts of $748 (unaudited) and $512 in 2008 and 2007, respectively	30,470	18,009
Inventories, net	30,357	28,745
Prepaid expenses	880	743
Other current assets	1,407	1,432
Total current assets	64,564	60,194

Property and equipment, net	1,281	1,046
Deferred tax asset - non current	8,877	8,877
Other assets, net	898	1,069
	$ 75,620	$ 71,186

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 10,909	$ 9,205
Accrued expenses	7,230	8,682
Current debt	3,016	--
Other current liabilities	11	--
Total current liabilities	21,166	17,887
Other liabilities	17	--
Total liabilities	21,183	17,887

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 1,250,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 12,500,000 shares; 6,697,687 and 6,547,847 shares issued and 6,371,564 and 6,221,724 shares outstanding at March 31, 2008 (unaudited) and December 31, 2007, respectively	7	7
Additional paid-in capital	91,944	91,737
Accumulated other comprehensive income	2,688	2,555
Accumulated deficit	(35,948)	(36,746)
Treasury stock, 326,123 common shares at March 31, 2008 and at December 31, 2007, at cost	(4,254)	(4,254)
Total stockholders' equity	54,437	53,299

	$ 75,620	$ 71,186
Contingencies

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended
	March 31,

	2008	2007

Net sales	$ 28,001	$ 27,808
Cost of goods sold	15,890	15,613
Gross profit	12,111	12,195

Operating expenses:
Research and development expenses	1,086	810
Selling and marketing expenses	7,655	5,706
General and administrative expenses	2,550	1,915
Total operating expenses	11,291	8,431
Operating income	820	3,764

Other income (expense):
Interest income (expense), net	34	24
Other income (expense), net	(50)	13

Income before income taxes	804	3,801
Income tax expense	6	47
Net income	$ 798	$ 3,754

Net income per common share - basic	$ 0.13	$ 0.63
- diluted	$ 0.11	$ 0.49

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Three Months Ended March 31, 2008
(unaudited)
	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income	Deficit	Income	Stock	Equity

Balance, December 31, 2007	6,547,847	$ 7	$ 91,737	$ 2,555	$ (36,746)		$ (4,254)	$ 53,299
Comprehensive income:
Net income	--	--	--	--	798	$ 798	--	798
Foreign currency translation	--	--	--	133	--	133	--	133
Comprehensive income	--	--	--	--	--	$ 931	--	--
Issuance of restricted stock	150,000	--	--	--	--		--	--
Retired stock	(181)	--	--	--	--		--	--
Stock options exercised	21	--	--	--	--		--	--
Amortization of deferred compensation	--	--	207	--	--		--	207
Balance, March 31, 2008	6,697,687	$ 7	$ 91,944	$ 2,688	$ (35,948)		$ (4,254)	$ 54,437

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended
	March 31,

	2008	2007
Cash flows from operating activities:
Net income	$ 798	$ 3,754
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	143	102
Amortization of deferred compensation	207	263
Provision for doubtful accounts	327	138
Changes in assets and liabilities:
Trade receivables	(12,787)	(12,440)
Inventories	(1,612)	(556)
Prepaid expenses	(137)	(238)
Other current assets	24	3
Other assets	135	135
Accounts payable	1,705	3,195
Accrued expenses	(1,452)	269
Net cash provided by (used in) operating activities	(12,649)	(5,375)

Cash flows from investing activities:
Purchases of equipment	(312)	(130)
Purchases of intangible assets	--	(600)
Net cash provided by (used in) investing activities	(312)	(730)

Cash flows from financing activities:
Principal payments under capital lease obligation	(3)	(9)
Exercise of stock options	--	1
Proceeds from debt	3,016	--
Net cash provided by (used in) financing activities	3,013	(8)

Effects of exchange rate changes	133	65
Net increase (decrease) in cash and cash equivalents	(9,815)	(6,048)
Cash and cash equivalents at beginning of period	11,265	9,472

Cash and cash equivalents at end of period	$ 1,450	$ 3,424

Supplemental disclosure of cash flow information
Interest paid	$ 17	$ --
Income taxes paid	$ --	$ 26

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company", "Adams Golf", "we", "us", or "our") for the three month periods ended March 31, 2008 and 2007 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.   However, these operating results are not necessarily indicative of the results expected for the full fiscal year.   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2007 Annual Report on Form 10-K filed with the SEC on March 11, 2008.

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels, including Idea a3 and a3 OS irons, Idea a2 and a2 OS irons, Idea Tech OS irons, Idea Pro Irons and Idea a3 and a3 OS, Idea a2 and a2 OS, Idea Tech OS and Idea Pro I-woods, Insight XTD A3 & A3 OS drivers and fairway woods, RPM drivers and fairway woods, the Ovation family of drivers, fairway woods and irons, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, Tight Lies GT500, the Tom Watson signature and Puglielli series of wedges, and certain accessories.  In addition, under Women's Golf Unlimited we distribute the Lady Fairway and Square 2 brands.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.  All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):
	March 31,	December 31,
	2008	2007
	(unaudited)
Finished goods	$ 19,819	$ 16,887
Component parts	10,538	11,858
Total inventory	$ 30,357	$ 28,745

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of the following: purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit after work in process is completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory.  At March 31, 2008 and December 31, 2007, inventories included $1,038,000 and $865,000 of consigned inventory, respectively, and $193,000 and $189,000 of inventory obsolescence reserves, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued expenses consisted of the following on the dates indicated (in thousands):
	March 31,	December 31,
	2008	2007
	(unaudited)
Payroll and commissions	$ 1,579	$ 2,707
Product warranty and sales returns allowances	1,271	1,611
Professional services	33	23
Accrued inventory	442	971
Accrued sales promotions	448	390
Deferred revenue	1,815	1,538
Other	1,642	1,442
Total accrued expenses	$ 7,230	$ 8,682

4.   Income per Common Share

The weighted average common shares used for determining basic and diluted income per common share were 6,256,173 and 7,428,920, respectively, for the three months ended March 31, 2008, and 5,994,580 and 7,655,105, respectively, for the three months ended March 31, 2007.

The effect of all warrants and options to purchase shares of our common stock for the three months ended March 31, 2008 resulted in additional dilutive shares of 1,172,747.  The effect of all warrants and options to purchase shares of our common stock for the three months ended March 31, 2007 resulted in additional dilutive shares of 1,660,525.

5.   Geographic Segment and Data

We generate substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  Our products are distributed in both domestic and international markets.  Net sales by customer for these markets consisted of the following during the periods indicated (in thousands):

	Three Months Ended March 31,
	2008	2007
	(unaudited)
United States	$ 23,214	$ 24,128
Rest of World	4,787	3,680
Total net sales	$ 28,001	$ 27,808

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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   Income Taxes

We account for income taxes in accordance with FAS No. 109, "Accounting for Income Taxes" ("FAS 109") as clarified by FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes ("FIN 48").   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is "more likely than not", according to the criteria of FAS 109, that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses through December 31, 2002 and other deferred tax assets will be realized.   However, due to our recent earnings history, we have concluded that it is more likely than not that a portion of the deferred tax asset will be realized.  We have recognized a valuation allowance equal to a portion of the deferred income tax asset for which realization is uncertain.  Although we have carryforwards due to historical losses, current tax law for calculating Alternative Minimum Tax allows us to use carryforwards only up to 90% of the annual liability.  Accordingly, AMT tax expense for the three months ended March 31, 2008 and 2007 was $6,000 and $47,000, respectively.

7.   Comprehensive Income

Comprehensive income for the three months ended March 31, 2008 was approximately $0.9 million.

8.   Stock-Based Compensation

We adopted the 2002 Equity Incentive Plan (the "Plan") for employees, outside directors and consultants.  The Plan allows for the granting of up to 625,000 shares of our common stock at the inception of the Plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this Plan, and additional shares as defined in the Plan.  In addition, the Plan automatically increases 250,000 shares available for granting on January 1 of each subsequent year for years 2003 through 2008.  At March 31, 2008, 1,100,253 outstanding options had been granted with exercise prices from $0.04 to $4.80 per share at the date of grant.  The requisite service periods for the options to vest vary from six months to four years and the options expire ten years from the date of grant.  At March 31, 2008, 896,152 shares remain available for grant, including forfeitures.

No options were granted in the three months ended March 31, 2008.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   Stock-Based Compensation (Continued)

Operating expenses included in the consolidated statements of operations for the three months ended March 31, 2008 and 2007 include total compensation expense associated with stock options and restricted stock grants of $207,000 and $263,000, respectively.

	Number of	Weighted	Aggregate
	Outstanding	Average	Intrinsic
	Shares	Exercise price	Value of options

Options outstanding at December 31, 2007	1,100,274	$ 0.16	$ 9,725,455
Options granted	--	--	--
Options forfeited / expired	--	--	--
Options exercised	(21)	0.04	178

Options outstanding at March 31, 2008	1,100,253	0.16	8,955,090

Options exercisable at March 31, 2008	1,016,816	0.16	8,310,021

The weighted average remaining contractual life of the options outstanding at March 31, 2008 was 5.39 years and for options exercisable at March 31, 2008 was 5.29 years.

As of March 31, 2008, compensation costs related to non-vested awards totaled $1.5 million, which is expected to be recognized over a weighted average period of 0.5 years.

As of March 31, 2008, there was $1.2 million of unrecognized compensation costs related for the nonvested share-based compensation of restricted stock grants awarded.  The fair value was determined as the value at the date of grant of $8.50 for the 150,000 shares granted.  Compensation expense recognized in the period related to the restricted stock grants was $0.1 million.

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

Period of Exercise	Total Options to be exercised

2008	194,404
2009	90,000
2010	15,000
2011	27,500
Beyond 2012	60,771

Total options	387,675
=======

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   New Accounting Pronouncements

There have been no new material accounting pronouncements that are applicable to our business for this period.

10.   Liquidity

In November 2007, we signed a revolving credit agreement with Wachovia Bank, National Association to provide up to $15.0 million in short term debt with the option to increase to $30 million.  The agreement is collateralized by all of our assets and requires, among other things, us to maintain certain financial performance levels relative to the fixed charge coverage ratio, but only when we have an outstanding balance on the facility.  Interest on outstanding balances accrues at a rate of Libor plus 1.75% payable monthly.  As of March 31, 2008 and May 12, 2008, we have $3.0 million and $5.5 million outstanding borrowings, respectively, on our credit facility.

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

11.   Contingencies

Beginning in June 1999, the first of seven class action lawsuits was filed against us, certain of our current and former officers and directors, and the three underwriters of our initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our IPO.  In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading.  The operative complaint was filed on January 24, 2006, and it alleges that the prospectus failed to disclose that unauthorized distribution of our products (gray market sales) threatened our long-term profits and that we engaged in questionable sales practices (including double shipping and unlimited rights of return), which threatened post-IPO financial results.  Discovery closed on August 11, 2006.  On November 21, 2006, all summary-judgment briefing was completed.  On December 13, 2006, we learned that the Delaware District Court judge whom the case was set before was elevated to the United States Court of Appeals for the Third Circuit.  On December 15, 2006, we were notified that our case was assigned to the vacant judicial position and that all proceedings had been postponed until a new judge was confirmed, and there was no trial date set at this time.   On February 7, 2008, we were notified that our case has been reassigned to Chief Judge Gregory M. Sleet. There has been no scheduling conference set yet, and there is no trial date currently set.  The parties participated in a mediation on April 8, 2008, but no resolution has been reached at this time.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   Contingencies (continued)

We maintain directors' and officers' ("D&O") and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich American Insurance Company, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, Thilman & Filipini, LLC ("T&F"), for various claims related to T&F's alleged failure to notify Zurich of the class action lawsuit.  Depending on the outcome of this proceeding, based on the previously disclosed agreement with Chubb & Son ("Chubb"), a division of Federal Insurance Company ("Federal"),which is described below, we could be required to pay Zurich's $5 million limit of liability in cash before the layers of insurance coverage excess to the Zurich layer attach.  We previously disclosed that Chubb had notified us that coverage under the Federal policy, which provided insurance coverage totaling $10 million for the layer of exposure between $20 million and $30 million, and the Executive Risk Indemnity Inc. ("ERII") policy, which provided insurance coverage totaling $10 million for the layer of exposure between $40 million and $50 million, would attach only if the underlying limits are exhausted by payment from the underlying insurance carriers.  On June 18, 2007, Chubb notified us that Federal and ERII will not require that Zurich pay the full amount of its limit of liability before the Federal and ERII policies attach, and it confirmed that Chubb will accept payment in cash by our Company of Zurich's limit of liability to satisfy this requirement, so long as such payment is for covered loss.  All of the excess insurance carriers (other than Zurich, which has denied coverage) have reserved their rights to deny coverage on various grounds.  At this point in the legal proceedings, we cannot predict with any certainty the outcome of the matter, per the guidance in SFAS 5, and thus can not reasonably estimate future liability on the conclusion of the events, if any.

The underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that we have no current obligation to pay the underwriters' defense costs.  We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws. The litigation is not at that stage yet.  As of May 8, 2008, the total amount of outstanding underwriter defense costs was just less than $1.4 million.  At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded.  At this time, we cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

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

13.   Business and Credit Concentrations

We are currently dependent on three customers, which collectively comprised approximately 25% of net sales for the three months ended March 31, 2008. One customer individually represented greater than 5% but less than 10% of net sales, and one customer represented greater than 10% but less than 15%.  For the months ended March 31, 2007, three customers collectively comprised approximately 26% of net sales.  Of these, two customers individually represented greater than 5% but less than 10% of net sales, and one customer represented greater than 10% but less than 15%. No customers represented greater than 15% of net sales.

A significant portion of our inventory purchases are from one supplier in China; we purchased approximately 48% and 41% of our total inventory purchased for the three months ended March 31, 2008 and 2007, respectively, from this one Chinese supplier.  This supplier and many other industry suppliers are located in China.  We do not anticipate any changes in the relationships with its suppliers; however, if such change were to occur, we have alternative sources available.  Supply from these sources, however, may not be immediately available.

14.   Product Warranty Reserve

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
	Beginning Balance	Charges for Warranty claims	Estimated accruals	Ending Balance
Quarter ended December 31, 2007	$ 350	(184)	171	$ 337
Quarter ended March 31, 2008	$ 337	(86)	59	$ 310

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with (i) the attached unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2008, and with our consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on March 11, 2008 and (ii) the discussion under the caption "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 11, 2008 and any material changes from risk factors as previously disclosed in the Annual Report set forth herein.

Forward Looking Statements

This Quarterly Report contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including, without limitation, in the notes to the consolidated financial statements included in this Quarterly Report and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report.  Any and all statements contained in this Quarterly Report that are not statements of historical fact may be deemed forward-looking statements.  The statements include, but are not limited to: statements regarding pending litigation, statements regarding liquidity and our ability to increase revenues or achieve satisfactory operational performance, statements regarding our ability to satisfy our cash requirements and our ability to satisfy our capital needs, including cash requirements during the next twelve months, statements regarding our ability to produce products commercially acceptable to consumers and statements using terminology such as "may," "might," "will," "would," "should," "could," "project," "pro forma," "predict," "potential," "strategy," "attempt," "develop," "continue," "future," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe."  Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

          --The ability to maintain historical growth in revenue and profitability;
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
          --The success of our tour strategy;
          --Our dependence on one supplier for a majority of our inventory products;
          --Our dependence on suppliers who are concentrated in one geographic region;
          --Our dependence on a limited number of customers;
          --Business conditions in the golf industry;
          --Reliance on third parties, including suppliers, and freight transporters;
          --The actions of competitors, including pricing, advertising and product development risks concerning future technology;
          --Investor audience, interest or valuation;
          --The management of sales channels and re-distribution;
          --The uncertainty of the results of pending litigation;
          --The adequacy of the allowance for doubtful accounts, obsolete inventory and warranty reserves;
          --The risk associated with events that may prove unrecoverable under existing insurance policies; and
          --The impact of operational restructuring on operating results and liquidity and one-time events and other factors detailed under "Risk Factors" in our Securities and Exchange              Commission filings.

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

Overview

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels, including Idea a3 and a3 OS irons, Idea a2 and a2 OS irons, Idea Tech OS irons, Idea Pro Irons and Idea a3 and a3 OS, Idea a2 and a2 OS, Idea Tech OS and Idea Pro I-woods, Insight XTD A3 & A3 OS drivers and fairway woods, RPM drivers and fairway woods, the Ovation family of drivers, fairway woods and irons, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, Tight Lies GT500, the Tom Watson signature and Puglielli series of wedges, and certain accessories.  In addition, under Women's Golf Unlimited we distribute the Lady Fairway and Square 2 brands.

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

We have put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure the quality of our components.  We are frequently re-evaluating existing vendors while testing potential new vendors for all the various product lines we offer.  At any time, we may purchase a substantial majority of our volume of a specific component part from a single vendor, but we continually strive to maintain primary and secondary suppliers for each component part.  Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China.   A significant portion of our inventory purchases are from one supplier in China; we purchased approximately 48% and 41% of our total inventory purchased for the three months ended March 31, 2008 and 2007, respectively, from this one Chinese supplier.  This supplier and many other industry suppliers are located in China.  We do not anticipate any changes in the relationships with its suppliers; however, if such change were to occur, we have alternative sources available.  Supply from these sources, however, may not be immediately available.

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

Tracking these operational performance indicators on a regular basis allows us to understand whether we are on target to achieve our expense targets and efficiently satisfy customer demand.

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

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	56.7	56.1
Gross profit	43.3	43.9
Operating expenses:
Research and development expenses	3.9	2.9
Sales and marketing expenses	27.3	20.5
General and administrative expenses	9.1	6.9
Total operating expenses	40.3	30.3
Interest income (expense), net	0.1	0.1
Other income (expense), net	(0.2)	0.0
Income before income taxes	2.9	13.7
Income tax expense	0.1	0.2
Net income	2.8%	13.5%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total net sales increased to $28.0 million for the three months ended March 31, 2008 from $27.8 million for the comparable period of 2007 primarily driven by the product launches of the Insight XTD drivers and hybrid-fairway woods and the Idea a3 and a3 OS Irons.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from one to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.

Net sales of irons decreased to $16.7 million, or 59.8% of total net sales for the three months ended March 31, 2008 from $17.6 million, or 63.2% of total net sales, for the comparable period of 2007.  The decrease was primarily generated from the decline in year over year net sales of the Tech OS irons.  Current period iron net sales primarily resulted from the recently launched Idea a3 and a3 OS irons coupled with the portion of Tech OS irons and integrated iron sets while the prior period net sales primarily resulted from the Idea a2 and a2 OS irons, Tech OS irons and integrated iron sets.

Net sales of drivers increased to $4.7 million, or 16.8% of total net sales, for the three months ended March 31, 2008 from $4.5 million, or 16.1% of total net sales, for the comparable period of 2007.  A large portion of the driver net sales for the three months ended March 31, 2008 was generated by the Insight XTD driver, which was introduced in the first quarter of 2008, while prior period net sales were driven by the Insight driver, which was launched in the first quarter of 2007.

Net sales of fairway woods increased to $6.2 million, or 22.2% of total net sales, for the three months ended March 31, 2008, from $5.2 million, or 18.8% of total net sales, for the comparable period of 2007.  Net sales for the three months ended March 31, 2008 were generated from Insight XTD hybrid-fairway woods and Idea a3, Idea a2 and a2 OS, Idea Pro and Tech OS I-woods.  Net sales for the three months ended March 31, 2007 were generated from Insight fairway woods and Idea a2 and a2 OS, Idea Pro and Tech OS I-woods.

We were dependent on three customers, which collectively comprised approximately 25% of net sales for the three months ended March 31, 2008.  Of these, one customer individually represented greater than 5% but less than 10% of net sales and one customer represented greater than 10% but less than 15% of net sales.  No customer represented greater than 15% of net sales. Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the U.S. increased to $4.8 million, or 17.1% of total net sales, from $3.7 million, or 13.2% of total net sales, for the three months ended March 31, 2008 and 2007, respectively.  Net sales resulting from countries outside the U.S. and Canada increased to 4.4% of total net sales for the three months ended March 31, 2008 from 3.4% for the comparable period of 2007.

Cost of goods sold increased to $15.9 million, or 56.7% of total net sales, for the three months ended March 31, 2008 from $15.6 million, or 56.1% of total net sales, for the comparable period of 2007.  The increase as a percentage of total net sales is primarily due to changes in the product mix and increases in some component pricing.

Selling and marketing expenses increased to $7.7 million for the three months ended March 31, 2008 from $5.7 million for the comparable period in 2007.  The increase is primarily the result of an increase in marketing expense of $0.7 million and tour player expenses of $0.8 million.

General and administrative expenses increased to $2.6 million for the three months ended March 31, 2008 from $1.9 million for the comparable period in 2007 primarily related to public company expenses, compensation expenses and bad debt expenses.

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $1.1 million for the three months ended March 31, 2008 from $0.8 million for the comparable period in 2007 primarily related to compensation expenses resulting from increased staffing efforts.

Our inventory balances were approximately $30.4 million and $28.7 million at March 31, 2008 and December 31, 2007, respectively.  The increase in inventory levels is primarily due to the seasonality of our business where purchases are stronger in the fourth and first quarters of the year, while sales begin to deplete inventory levels in the first and second quarters of the year.

Our net accounts receivable balances were approximately $30.5 million and $18.0 million at March 31, 2008 and December 31, 2007, respectively.  The increase is primarily due seasonally of our business where fluctuations in our accounts receivable balance from period to period are to be expected as the sales are stronger in the first half of the year as compared to the second half of the year.

Our accounts payable balances were approximately $10.9 million and $9.2 million at March 31, 2008 and December 31, 2007, respectively.  The increase in accounts payable is primarily associated with increases in inventory purchases associated with the seasonality of our product launch cycles.

Our accrued liabilities balances were approximately $7.2 million and $8.7 million at March 31, 2008 and December 31, 2007, respectively.  The decrease in accrued liabilities is primarily associated with payments made during the period related to compensation and decreases in inventory in transit.

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

Cash and cash equivalents decreased to $1.4 million at March 31, 2008 compared to $11.3 million at December 31, 2007.  During the period, accounts receivable increased $12.5 million and inventory increased $1.6 million.   These increases were partially offset with an increase in accrued expenses and accounts payable of $0.3 million and an increase in current short term debt of $3.0 million.

In November 2007, we signed a revolving credit agreement with Wachovia Bank, National Association to provide up to $15.0 million in short term debt with the option to increase to $30 million.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio, but only when we have an outstanding balance on the facility.  Interest on outstanding balances accrues at a rate of Libor plus 1.75% and is payable monthly.  As of May 12, 2008, we had $5.5 million outstanding borrowings on our credit facility.

Working capital increased at March 31, 2008 to $43.4 million compared to $42.3 million at December 31, 2007.   Approximately 47% of our current assets were comprised of accounts receivable at March 31, 2008.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability and to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  We expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect a significant portion of the trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under our credit facility, we would be required to obtain additional financing or limit expenditures to the extent of available cash on hand, all of which could adversely effect our current growth plans and result in a material adverse effect on our results of operations, financial condition and/or liquidity.

Our anticipated sources of liquidity over the next twelve months are expected to be cash reserves, projected cash flows from operations, and available borrowings under our credit facility.  We anticipate that operating cash flows, current cash reserves, and available borrowings will also fund capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to our operations if cash is needed in other areas of our operations.  In addition, cash flows from operations and cash reserves will be used to support ongoing purchases of component parts for our current and future product lines.  The expected operating cash flow, current cash reserves and borrowings available under our credit facility are expected to allow us to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

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

   Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification.  We evaluate each individual customer and measure various key aspects of the customer such as, but not limited to, their overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items.  From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the appropriate reserve requirements.   Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We generally do not require collateral.  Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more customers' financial strength.  While only one customer represents greater than 5% but less than 10% of net sales and one customer represents greater than 10% but less than 15% of net sales for the three months ended March 31, 2008, if a combination of customers were to become financially impaired, our financial results could be severely affected.

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

   Impairment of Long-Lived Assets

We have reviewed long-lived assets and certain identifiable intangibles according to the guidance in SFAS ("Statement of Financial Accounting Standards") 144 for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three months ended March 31, 2008 and 2007, there were no impairments of long-lived assets.

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

Evaluation of Internal Controls over Financial Reporting and Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal controls over financial reporting as of December 31, 2007, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on the results of the assessment, management concluded that as of December 31, 2007, our internal controls over financial reporting were effective.   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our Disclosure Controls and Procedures as of the end of the period covered by this report and have concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our Company, and were effective.

There were no material changes to our Internal Controls Over Financial Reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

In addition, it is our policy to not participate in off-balance sheet transactions, including but not limited to special purpose entities.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Beginning in June 1999, the first of seven class action lawsuits was filed against us, certain of our current and former officers and directors, and the three underwriters of our initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our IPO.  In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading.  The operative complaint was filed on January 24, 2006, and it alleges that the prospectus failed to disclose that unauthorized distribution of our products (gray market sales) threatened our long-term profits and that we engaged in questionable sales practices (including double shipping and unlimited rights of return), which threatened post-IPO financial results.  Discovery closed on August 11, 2006.  On November 21, 2006, all summary-judgment briefing was completed.  On December 13, 2006, we learned that the Delaware District Court judge whom the case was set before was elevated to the United States Court of Appeals for the Third Circuit.  On December 15, 2006, we were notified that our case was assigned to the vacant judicial position and that all proceedings had been postponed until a new judge was confirmed, and there was no trial date set at this time.   On February 7, 2008, we were notified that our case has been reassigned to Chief Judge Gregory M. Sleet. There has been no scheduling conference set yet, and there is no trial date currently set.  The parties participated in a mediation on April 8, 2008, but no resolution has been reached at this time.

We maintain directors' and officers' ("D&O") and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich American Insurance Company, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, Thilman & Filipini, LLC ("T&F"), for various claims related to T&F's alleged failure to notify Zurich of the class action lawsuit.  Depending on the outcome of this proceeding, based on the previously disclosed agreement with Chubb & Son ("Chubb"), a division of Federal Insurance Company ("Federal"),which is described below, we could be required to pay Zurich's $5 million limit of liability in cash before the layers of insurance coverage excess to the Zurich layer attach.  We previously disclosed that Chubb had notified us that coverage under the Federal policy, which provided insurance coverage totaling $10 million for the layer of exposure between $20 million and $30 million, and the Executive Risk Indemnity Inc. ("ERII") policy, which provided insurance coverage totaling $10 million for the layer of exposure between $40 million and $50 million, would attach only if the underlying limits are exhausted by payment from the underlying insurance carriers.  On June 18, 2007, Chubb notified us that Federal and ERII will not require that Zurich pay the full amount of its limit of liability before the Federal and ERII policies attach, and it confirmed that Chubb will accept payment in cash by our Company of Zurich's limit of liability to satisfy this requirement, so long as such payment is for covered loss.  All of the excess insurance carriers (other than Zurich, which has denied coverage) have reserved their rights to deny coverage on various grounds.  At this point in the legal proceedings, we cannot predict with any certainty the outcome of the matter, per the guidance in SFAS 5, and thus can not reasonably estimate future liability on the conclusion of the events, if any.

The underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that we have no current obligation to pay the underwriters' defense costs.  We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws. The litigation is not at that stage yet.  As of May 8, 2008, the total amount of outstanding underwriter defense costs was just less than $1.4 million.  At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded.  At this time, we cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

Item 1A. Risk Factors

We have included in our filings with the SEC, including Part I, 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, a description of certain risks and uncertainties that could have an affect on our business, future performance, or financial condition.  There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-k for the year ended December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

At our Special Meeting of Stockholders held on February 4, 2008, our stockholders voted to amend the Company's certificate of incorporation to effect a one-for-four reverse stock split of the outstanding shares of the Company's common stock. The information called for by this item is contained in Item 4 of Part I of our Annual Report on Form 10-K filed on March 11, 2008 and incorporated herein by reference.

Item 6.  Exhibits

See exhibit index on pages 26-27.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ADAMS GOLF, INC.

Date: May 13, 2008	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2008	By: /S/ ERIC LOGAN
Eric Logan
Chief Financial Officer
(Principal Financial Officer)

Date: May 13, 2008	By: /S/ PAMELA HIGH
Pamela J. High
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed on February 14, 2008	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007 (Exhibit 3.2)

Exhibit 3.3	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Stock Incentive Plan for Adams Golf, Inc.	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-112622 (Exhibit 4.7)

Exhibit 10.1	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2003 Form 10-K (Exhibit 10.12)

Exhibit 10.2*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2004 Form 10-K (Exhibit 10.17)

Exhibit 10.3	Employment Agreement - Byron H. (Barney) Adams	Incorporated by reference to 2005 Form 10-K (Exhibit 10.9)

Exhibit 10.4*	Asset Purchase Agreement of Women's Golf Unlimited	Incorporated by reference to 2006 Form 10-K (Exhibit 10.11)

Exhibit 10.5	Change of Control - Eric Logan	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended June 30, 2007 (Exhibit 10.8)

Exhibit 10.6	Revolving line of Credit between Adams Golf, Inc and Wachovia Bank, National Association	Incorporated by reference to the Report on From 8-K dated November 13, 2007 (Exhibit 10.1)

Exhibit 10.7*	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2007 Form 10-K (Exhibit 10.8)

Exhibit 10.8	Commercial Lease Agreement dated December 15, 2007, between MDN/JSC -II Limited and the Company	Incorporated by reference to 2007 Form 10-K (Exhibit 10.9)

Exhibit 10.9	Commercial Lease Agreement dated April 10, 2008, between CLP Properties Texas, L.P. and the Company	Incorporated by reference to the Report on From 8-K dated April 15, 2008 (Exhibit 10.1)

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

___________________
* The SEC has granted our request for confidential treatment of certain portions of these agreements.