Form 10-Q
period 2008-06-30
ADAMS GOLF INC
filed 2008-08-04
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008
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

[X] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]      Accelerated filer[  ]       Non-accelerated filer [X]        Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes   [X] No

The number of outstanding shares of the Registrant's common stock, par value $.001 per share, was 6,453,318 on August 1, 2008.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		June 30, 2008 (unaudited) and December 31, 2007	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three and Six months ended June 30, 2008 and 2007	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Six months ended June 30, 2008	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Six months ended June 30, 2008 and 2007	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-14

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4.	Controls and Procedures	24

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	25

	Item 1A.	Risk Factors	26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	26

	Item 5.	Other Information	N/A

	Item 6.	Exhibits	27

		Signatures	27

Item 1.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	June 30, 2008	December 31, 2007
	(unaudited)
Current assets:
Cash and cash equivalents	$ 2,106	$ 11,265
Trade receivables, net of allowance for doubtful accounts of $975 (unaudited) and $512 in 2008 and 2007, respectively	32,768	18,009
Inventories, net	27,691	28,745
Prepaid expenses	1,775	743
Other current assets	1,389	1,432
Total current assets	65,729	60,194

Property and equipment, net	1,225	1,046
Deferred tax asset - non current	8,877	8,877
Other assets, net	710	1,069
	$ 76,541	$ 71,186

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 10,964	$ 9,205
Accrued expenses	9,861	8,682
Other current liabilities	15	--
Total current liabilities	20,840	17,887
Other liabilities	23	--
Total liabilities	20,863	17,887

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 1,250,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 12,500,000 shares; 6,826,186 and 6,547,847 shares issued and 6,453,318 and 6,221,724 shares outstanding at June 30, 2008 (unaudited) and December 31, 2007, respectively	7	7
Additional paid-in capital	92,268	91,737
Accumulated other comprehensive income	2,303	2,555
Accumulated deficit	(34,395)	(36,746)
Treasury stock, 372,868 common shares at June 30, 2008 and 326,123 at December 31, 2007, at cost	(4,505)	(4,254)
Total stockholders' equity	55,678	53,299

	$ 76,541	$ 71,186
Contingencies

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2008	2007	2008	2007

Net sales	$ 33,260	$ 30,403	$ 61,261	$ 58,211
Cost of goods sold	19,524	17,101	35,414	32,714
Gross profit	13,736	13,302	25,847	25,497

Operating expenses:
Research and development expenses	793	818	1,879	1,629
Selling and marketing expenses	9,125	7,711	16,780	13,417
General and administrative expenses	2,200	2,194	4,750	4,108
Total operating expenses	12,118	10,723	23,409	19,154
Operating income	1,618	2,579	2,438	6,343

Other income (expense):
Interest income (expense), net	(54)	20	(20)	44
Other income (expense), net	(1)	(49)	(51)	(36)

Income before income taxes	1,563	2,550	2,367	6,351
Income tax expense	9	33	16	80
Net income	$ 1,554	$ 2,517	$ 2,351	$ 6,271

Net income per common share - basic	$ 0.24	$ 0.42	$ 0.37	$ 1.04
- diluted	$ 0.21	$ 0.33	$ 0.32	$ 0.82

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Six Months Ended June 30, 2008
(unaudited)
	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income	Deficit	Income	Stock	Equity

Balance, December 31, 2007	6,547,847	$ 7	$ 91,737	$ 2,555	$ (36,746)		$ (4,254)	$ 53,299
Comprehensive income:
Net income	--	--	--	--	2,351	$ 2,351	--	2,351
Foreign currency translation	--	--	--	(252)	--	(252)	--	(252)
Comprehensive income	--	--	--	--	--	$ 2,099	--	--
Issuance of restricted stock	161,365	--	--	--	--		--	--
Retired stock	(181)	--	--	--	--		--	--
Stock options exercised	117,155	--	5	--	--		--	5
Treasury stock purchase	--	--	--	--	--		(251)	(251)
Amortization of deferred compensation	--	--	526	--	--		--	526
Balance, June 30, 2008	6,826,186	$ 7	$ 92,268	$ 2,303	$ (34,395)		$ (4,505)	$ 55,678

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended
	June 30,

	2008	2007
Cash flows from operating activities:
Net income	$ 2,351	$ 6,271
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	285	213
Amortization of deferred compensation	526	525
Provision for doubtful accounts	682	297
Changes in assets and liabilities:
Trade receivables	(15,441)	(13,132)
Inventories	1,053	(538)
Prepaid expenses	(1,032)	(1,084)
Other current assets	44	(27)
Other assets	287	270
Accounts payable	1,759	4,337
Accrued expenses	1,179	1,675
Net cash provided by (used in) operating activities	(8,307)	(1,193)

Cash flows from investing activities:
Purchases of equipment	(348)	(192)
Purchases of intangible assets	--	(600)
Net cash provided by (used in) investing activities	(348)	(792)

Cash flows from financing activities:
Principal payments under capital lease obligation	(6)	(15)
Exercise of stock options	5	6
Treasury stock purchase	(251)	(344)
Debt financing costs	--	(35)
Net cash provided by (used in) financing activities	(252)	(388)

Effects of exchange rate changes	(252)	707
Net increase (decrease) in cash and cash equivalents	(9,159)	(1,666)
Cash and cash equivalents at beginning of period	11,265	9,472

Cash and cash equivalents at end of period	$ 2,106	$ 7,806

Supplemental disclosure of cash flow information
Interest paid	$ 82	$ 1
Income taxes paid	$ 9	$ 27

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company", "Adams Golf", "we", "us", or "our") for the three and six month periods ended June 30, 2008 and 2007 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.   However, these operating results are not necessarily indicative of the results expected for the full fiscal year.   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2007 Annual Report on Form 10-K filed with the SEC on March 11, 2008.

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels, including Idea a3 and a3 OS irons, Idea a2 and a2 OS irons, Idea Tech OS irons, Idea Pro Gold Irons and Idea a3 and a3 OS, Idea a2 and a2 OS, Idea Tech OS and Idea Pro Gold I-woods, Insight XTD A3 & A3 OS drivers and fairway woods, RPM drivers and fairway woods, the Ovation family of drivers, fairway woods and irons, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, Tight Lies GT500, the Tom Watson signature and Puglielli series of wedges, and certain accessories.  In addition, under Women's Golf Unlimited we distribute the Lady Fairway and Square 2 brands.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.  All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):
	June 30,	December 31,
	2008	2007
	(unaudited)
Finished goods	$ 16,695	$ 16,887
Component parts	10,996	11,858
Total inventory	$ 27,691	$ 28,745

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of the following: purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit after work in process is completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory.  At June 30, 2008 and December 31, 2007, inventories included $1,027,000 and $865,000 of consigned inventory, respectively, and $201,000 and $189,000 of inventory obsolescence reserves, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued expenses consisted of the following on the dates indicated (in thousands):
	June 30,	December 31,
	2008	2007
	(unaudited)
Payroll and commissions	$ 942	$ 2,707
Advertising	872	--
Product warranty and sales returns allowances	2,866	1,611
Professional services	60	23
Accrued inventory	961	971
Accrued sales promotions	379	390
Deferred revenue	1,744	1,538
Other	2,037	1,442
Total accrued expenses	$ 9,861	$ 8,682

4.   Income per Common Share

The weighted average common shares used for determining basic and diluted income per common share were 6,424,108 and 7,462,843, respectively, for the three months ended June 30, 2008, and 6,043,355 and 7,674,939, respectively, for the three months ended June 30, 2007.

The effect of all warrants and options to purchase shares of our common stock for the three months ended June 30, 2008 resulted in additional dilutive shares of 1,038,735.  The effect of all warrants and options to purchase shares of our common stock for the three months ended June 30, 2007 resulted in additional dilutive shares of 1,631,584.

The weighted average common shares used for determining basic and diluted income per common share were 6,339,079 and 7,362,332, respectively, for the six months ended June 30, 2008, and 6,024,602 and 7,681,593, respectively, for the six months ended June 30, 2007.

The effect of all warrants and options to purchase shares of our common stock for the six months ended June 30, 2008 resulted in additional dilutive shares of 1,023,253.  The effect of all warrants and options to purchase shares of our common stock for the six months ended June 30, 2007 resulted in additional dilutive shares of 1,656,991.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Geographic Segment and Data

We generate substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  Our products are distributed in both domestic and international markets.  Net sales by customer for these markets consisted of the following during the periods indicated (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
United States	$ 25,238	$ 24,544	$ 48,456	$ 48,674
Rest of World	8,022	5,859	12,805	9,537
Total net sales	$ 33,260	$ 30,403	$ 61,261	$ 58,211

Foreign net sales are generated in various regions including, but not limited to, Canada (a majority of our foreign sales), Europe, Japan, Australia, South Africa, and South America.  A change in our relationship with one or more of our customers or distributors could negatively impact the volume of foreign sales.

6.   Income Taxes

We account for income taxes in accordance with FAS No. 109, "Accounting for Income Taxes" ("FAS 109") as clarified by FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes ("FIN 48").   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is "more likely than not", according to the criteria of FAS 109, that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses through December 31, 2002 and other deferred tax assets will be realized.   However, due to our recent earnings history, we have concluded that it is more likely than not that a portion of the deferred tax asset will be realized.  We have recognized a valuation allowance equal to a portion of the deferred income tax asset for which realization is uncertain.  Although we have carryforwards due to historical losses, current tax law for calculating Alternative Minimum Tax allows us to use carryforwards only up to 90% of the annual liability.  Accordingly, AMT tax expense for the three months ended June 30, 2008 and 2007 was $9,000 and $33,000, respectively and for the six months ended June 30, 2008 and 2007 was $16,000 and $80,000, respectively.

7.   Comprehensive Income

Comprehensive income for the six months ended June 30, 2008 was approximately $2.1 million.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   Stock-Based Compensation

We adopted the 2002 Equity Incentive Plan (the "Plan") for employees, outside directors and consultants.  The Plan allows for the granting of up to 625,000 shares of our common stock at the inception of the Plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this Plan, and additional shares as defined in the Plan.  In addition, the Plan automatically increases 250,000 shares available for granting on January 1 of each subsequent year for years 2003 through 2008.  At June 30, 2008, 976,869 outstanding options had been granted with exercise prices from $0.04 to $4.80 per share.  The requisite service periods for the options to vest vary from six months to four years and the options expire ten years from the date of grant.  At June 30, 2008, 1,052,402 shares remain available for grant, including forfeitures.

During the three months ended June 30, 2008 no options were granted.

Operating expenses included in the consolidated statements of operations for the three months ended June 30, 2008 and 2007 include total compensation expense associated with stock options and restricted stock grants of $318,000 and $262,000, respectively and $526,000 and $525,000 for the six months ended June 30, 2008 and 2007, respectively.

	Number of	Weighted	Aggregate
	Outstanding	Average	Intrinsic
	Shares	Exercise price	Value of options

Options outstanding at December 31, 2007	1,100,274	$ 0.16	$ 9,725,455
Options granted	--	--	--
Options forfeited / expired	(6,250)	--	--
Options exercised	(117,155)	--	--

Options outstanding at June 30, 2008	976,869	0.18	5,190,936

Options exercisable at June 30, 2008	793,574	0.17	4,221,227

The weighted average remaining contractual life of the options outstanding at June 30, 2008 was 5.00 years and for options exercisable at June 30, 2008 was 4.63 years.

As of June 30, 2008, compensation costs related to non-vested awards totaled $1.2 million, which is expected to be recognized over a weighted average period of 0.5 years.

As of June 30, 2008, there was $1.2 million of unrecognized compensation costs related for the non-vested share-based compensation of restricted stock grants awarded.  The fair value was determined based on the fair value of our common stock on the date of grant of $8.50 for the 150,000 shares granted and $8.60 for the 11,365 shares granted.  Compensation expense recognized during the three and six months ended June 30, 2008 related to the restricted stock grants was $0.1 million and $0.2 million, respectively.

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

Period of Exercise	Total Options to be exercised

2008	83,764
2009	90,000
2010	15,000
2011	27,500
Beyond 2012	60,771

Total options	277,035
=======

9.   New Accounting Pronouncements

There have been no new material accounting pronouncements that are applicable to our business for this period.

10.   Liquidity

In November 2007, we signed a revolving credit agreement with Wachovia Bank, National Association to provide up to $15.0 million in short term debt with the option to increase to $30 million.  The agreement is collateralized by all of our assets and requires, among other things, us to maintain certain financial performance levels relative to the fixed charge coverage ratio, but only when we have an outstanding balance on the facility.  Interest on outstanding balances accrues at a rate of Libor plus 1.75% payable monthly.  As of June 30, 2008 and August 1, 2008, we have no outstanding borrowings, respectively, on our credit facility.

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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   Contingencies (continued)

The underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that we have no current obligation to pay the underwriters' defense costs.  We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws. The litigation is not at that stage yet.  As of August 7, 2008, the total amount of outstanding underwriter defense costs was just less than $1.4 million.  At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded.  At this time, we cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

Beginning April 2008, we received communications from the Estate of Anthony Antonious that our products infringed an Anthony Antonious patent concerning an aerodynamic metal wood golf club head.  In May 2008, we filed a declaratory judgment lawsuit against the Anthony Antonious Trust, alleging non-infringement of the Antonious patent.  In June 2008, the Estate of Anthony Antonious filed a lawsuit against us alleging infringement of the patent.  At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

12.   Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

13.   Business and Credit Concentrations

We were dependent on four customers, which collectively comprised approximately 26% of net sales for the three months ended June 30, 2008. Two customers individually represented greater than 5% but less than 10% of net sales, and one customer represented greater than 10% but less than 15% of net sales.  For the three months ended June 30, 2007, four customers collectively comprised approximately 24% of net sales.  All four customers individually represented greater than 5% but less than 10% of net sales, and no customers represented greater than 10% of net sales.

For the six months ended June 30, 2008, we were dependent on three customers, which collectively comprised approximately 24% of net sales.  Of these, two customers individually represented greater than 5% but less than 10% of net sales for the period, and one customer represented greater than 10% but less than 15% of net sales and no customers represented greater than 15% of net sales.  For the six months ended June 30, 2007, four customers comprised approximately 26% of net sales while three customers individually represented greater than 5% but less than 10% of net sales and one customer individually represented greater than 10% of net sales, but no customers represented greater than 15% of net sales.  Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.   Business and Credit Concentrations (continued)

A significant portion of our inventory purchases are from one supplier in China.  We purchased approximately 44% and 38% of our total inventory purchased for the six months ended June 30, 2008 and 2007, respectively, from this one Chinese supplier.  This supplier and many other industry suppliers are located in China.  We do not anticipate any changes in the relationships with our suppliers.  However, if such change were to occur, we have alternative sources available.  Supply from these alternative sources, however, may not be immediately available or available in the quantities necessary to meet customer demand.

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
	Beginning Balance	Charges for Warranty claims	Estimated accruals	Ending Balance
Quarter ended December 31, 2007	$ 350	(79)	66	$ 337
Quarter ended March 31, 2008	$ 337	(86)	59	$ 310
Quarter ended June 30, 2008	$ 310	(219)	324	$ 415

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with (i) the attached unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2008, and with our consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on March 11, 2008 and (ii) the discussion under the caption "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 11, 2008 and any material changes from risk factors as previously disclosed in the Annual Report set forth herein.

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
          --The uncertainty in the debt markets;
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

Overview

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels, including Idea a3 and a3 OS irons, Idea a2 and a2 OS irons, Idea Tech OS irons, Idea Pro Gold Irons and Idea a3 and a3 OS, Idea a2 and a2 OS, Idea Tech OS and Idea Pro Gold I-woods, Insight XTD A3 & A3 OS drivers and fairway woods, RPM drivers and fairway woods, the Ovation family of drivers, fairway woods and irons, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, Tight Lies GT500, the Tom Watson signature and Puglielli series of wedges, and certain accessories.  In addition, under Women's Golf Unlimited we distribute the Lady Fairway and Square 2 brands.

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

We have put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure the quality of our components.  We are frequently re-evaluating existing vendors while testing potential new vendors for all the various product lines we offer.  At any time, we may purchase a substantial majority of our volume of a specific component part from a single vendor, but we continually strive to maintain primary and secondary suppliers.  Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China.   A significant portion of our inventory purchases are from one supplier in China; we purchased approximately 44% and 38% of our total inventory purchased for the six months ended June 30, 2008 and 2007, respectively, from this one Chinese supplier.  This supplier and many other industry suppliers are located in China.  We do not anticipate any changes in the relationships with our suppliers; however, if such change were to occur, we have alternative sources available.  Supply from these sources, however, may not be immediately available or available in the quantities necessary to meet customer demand.

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
          --Orders shipped on time
          --Expenses by department
          --Inbound and outbound freight cost by mode (dollars and dollars per unit)

          --Inbound freight utilization by mode (ocean vs air)
          --Vendor purchase order cycle time

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.7	56.2	57.8	56.2
Gross profit	41.3	43.8	42.2	43.8
Operating expenses:
Research and development expenses	2.4	2.7	3.1	2.8
Sales and marketing expenses	27.4	25.4	27.4	23.0
General and administrative expenses	6.6	7.2	7.7	7.1
Total operating expenses	36.4	35.3	38.2	32.9
Interest income (expense), net	(0.2)	0.1	0.0	0.1
Other income (expense), net	(0.0)	(0.2)	(0.1)	(0.1)
Income before income taxes	4.7	8.4	3.9	10.9
Income tax expense	0.0	0.1	0.1	0.1
Net income	4.7%	8.3%	3.8%	10.8%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Total net sales increased to $33.3 million for the three months ended June 30, 2008 from $30.4 million for the comparable period of 2007 primarily driven by the product sales of the Insight XTD drivers and hybrid-fairway woods and the Idea a3 and a3 OS Irons.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from one to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.

Net sales of irons increased to $22.2 million, or 66.7% of total net sales for the three months ended June 30, 2008 from $21.5 million, or 70.6% of total net sales, for the comparable period of 2007.  The increase was primarily generated from the a3 and a3 OS iron product family.  Current period iron net sales primarily resulted from the recently launched Idea a3 and a3 OS irons coupled with a smaller portion of sales resulting from Tech OS irons and integrated iron sets while the prior period net sales primarily resulted from the Idea a2 and a2 OS irons, Tech OS irons and integrated iron sets.

Net sales of drivers increased to $3.5 million, or 10.6% of total net sales, for the three months ended June 30, 2008 from $2.3 million, or 7.5% of total net sales, for the comparable period of 2007.  A large portion of the driver net sales for the three months ended June 30, 2008 was generated by the Insight XTD driver, which was introduced in the first quarter of 2008, while prior period net sales were driven by the Insight driver, which was launched in the first quarter of 2007.

Net sales of fairway woods increased to $8.5 million, or 25.6% of total net sales, for the three months ended June 30, 2008, from $6.6 million, or 21.6% of total net sales, for the comparable period of 2007.  Net sales for the three months ended June 30, 2008 were generated from Insight XTD hybrid-fairway woods and Idea a3 and a3 OS, Idea a2 and a2 OS, Idea Pro Gold and Tech OS I-woods.  Net sales for the three months ended June 30, 2007 were generated from Insight fairway woods and Idea a2 and a2 OS, Idea Pro and Tech OS I-woods.

We were dependent on four customers, which collectively comprised approximately 26% of net sales for the three months ended June 30, 2008.  Of these, two customers individually represented greater than 5% but less than 10% of net sales and one customer represented greater than 10% but less than 15% of net sales.  No customer represented greater than 15% of net sales for this period. Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the U.S. increased to $8.0 million, or 24.1% of total net sales, from $5.9 million, or 19.3% of total net sales, for the three months ended June 30, 2008 and 2007, respectively.  Net sales resulting from countries outside the U.S. and Canada increased to 7.2% of total net sales for the three months ended June 30, 2008 from 6.8% for the comparable period of 2007.

Cost of goods sold increased to $19.5 million, or 58.7% of total net sales, for the three months ended June 30, 2008 from $17.1 million, or 56.2% of total net sales, for the comparable period of 2007.  The increase as a percentage of total net sales is primarily due to changes in the product mix and increases in some component pricing as well as increases in inbound raw material freight costs driven by increasing fuel costs.

Selling and marketing expenses increased to $9.1 million for the three months ended June 30, 2008 from $7.7 million for the comparable period in 2007.  The increase is primarily the result of an increase in marketing expense of $0.6 million, tour player expenses of $0.6 million and commission expense of $0.6 million.

General and administrative expenses remained flat at $2.2 million for the three months ended June 30, 2008 and 2007.

Research and development expenses, primarily consisting of costs associated with development of new products, remained flat at $0.8 million for the three months ended June 30, 2008 and 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Total net sales increased to $61.3 million for the six months ended June 30, 2008 from $58.2 million for the comparable period of 2007 primarily driven by the product launches of the Insight XTD drivers and hybrid-fairway woods and the Idea a3 and a3 OS Irons.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from one to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.

Net sales of irons decreased to $38.9 million, or 63.5% of total net sales for the six months ended June 30, 2008 from $39.0 million, or 67.1% of total net sales, for the comparable period of 2007.  The decrease was primarily generated from the decline in year over year net sales of the Tech OS irons.  Current period iron net sales primarily resulted from the recently launched Idea a3 and a3 OS irons coupled with a smaller portion of sales resulting from Tech OS irons and integrated iron sets while the prior period net sales primarily resulted from the Idea a2 and a2 OS irons, Tech OS irons and integrated iron sets.

Net sales of drivers increased to $8.2 million, or 13.5% of total net sales, for the six months ended June 30, 2008 from $6.8 million, or 11.6% of total net sales, for the comparable period of 2007.  A large portion of the driver net sales for the six months ended June 30, 2008 was generated by the Insight XTD driver, which was introduced in the first quarter of 2008, while prior period net sales were driven by the Insight driver, which was launched in the first quarter of 2007.

Net sales of fairway woods increased to $14.7 million, or 24.1% of total net sales, for the six months ended June 30, 2008, from $11.8 million, or 20.3% of total net sales, for the comparable period of 2007.  Net sales for the six months ended June 30, 2008 were generated from Insight XTD hybrid-fairway woods and Idea a3 and a3 OS, Idea a2 and a2 OS, Idea Pro Gold and Tech OS I-woods.  Net sales for the six months ended June 30, 2007 were generated from Insight fairway woods and Idea a2 and a2 OS, Idea Pro and Tech OS I-woods.

We were dependent on three customers, which collectively comprised approximately 24% of net sales for the six months ended June 30, 2008.  Of these, two customers individually represented greater than 5% but less than 10% of net sales and one customer represented greater than 10% but less than 15% of net sales.  No customer represented greater than 15% of net sales. Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the U.S. increased to $12.8 million, or 20.9% of total net sales, from $9.5 million, or 16.4% of total net sales, for the six months ended June 30, 2008 and 2007, respectively.  Net sales resulting from countries outside the U.S. and Canada increased to 5.9% of total net sales for the six months ended June 30, 2008 from 5.2% for the comparable period of 2007.

Cost of goods sold increased to $35.4 million, or 57.8% of total net sales, for the six months ended June 30, 2008 from $32.7 million, or 56.2% of total net sales, for the comparable period of 2007.  The increase as a percentage of total net sales is primarily due to changes in the product mix and increases in some component pricing as well as increases in inbound raw material freight costs driven by increasing fuel costs.

Selling and marketing expenses increased to $16.8 million for the six months ended June 30, 2008 from $13.4 million for the comparable period in 2007.  The increase is primarily the result of an increase in marketing expense of $1.2 million, tour player expenses of $1.3 million and commission expense of $0.8 million.

General and administrative expenses increased to $4.8 million for the six months ended June 30, 2008 from $4.1 million for the comparable period in 2007 primarily related to increases in public company expenses, compensation expenses and bad debt expenses.

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $1.9 million for the six months ended June 30, 2008 from $1.6 million for the comparable period in 2007 primarily related to compensation expenses resulting from increased staffing efforts.

Our inventory balances were approximately $27.7 million and $28.7 million at June 30, 2008 and December 31, 2007, respectively.  The decrease in inventory levels is primarily due to the seasonality of our business where purchases are stronger in the fourth and first quarters of the year, while sales begin to deplete inventory levels in the first and second quarters of the year.

Our net accounts receivable balances were approximately $32.8 million and $18.0 million at June 30, 2008 and December 31, 2007, respectively.  The increase is primarily due to the seasonality of our business as sales are historically stronger in the first half of the year as compared to the second half of the year.

Our accounts payable balances were approximately $11.0 million and $9.2 million at June 30, 2008 and December 31, 2007, respectively.  The increase in accounts payable is primarily associated with increases in inventory purchases associated with the seasonality of our product launch cycles.

Our accrued liabilities balances were approximately $9.9 million and $8.7 million at June 30, 2008 and December 31, 2007, respectively.  The increase in accrued liabilities is primarily associated with the seasonality of the business where our advertising accruals, sales reserve accruals and deferred revenues are larger during this time of the year.

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

Cash and cash equivalents decreased to $2.1 million at June 30, 2008 compared to $11.3 million at December 31, 2007.  During the period, accounts receivable increased $14.8 million and prepaids increased $1.0 million.   These increases were partially offset with an increase in accrued expenses and accounts payable of $2.9 million and a decrease in inventory of $1.0 million.

In November 2007, we signed a revolving credit agreement with Wachovia Bank, National Association to provide up to $15.0 million in short term debt with the option to increase to $30 million.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio, but only when we have an outstanding balance on the facility.  Interest on outstanding balances accrues at a rate of Libor plus 1.75% and is payable monthly.  As of August 1, 2008, we had no outstanding borrowings on our credit facility.

Working capital increased at June 30, 2008 to $44.9 million compared to $42.3 million at December 31, 2007.   Approximately 50% of our current assets were comprised of accounts receivable at June 30, 2008.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability and to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  We expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect a significant portion of the trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under our credit facility, we would be required to obtain additional financing or limit expenditures to the extent of available cash on hand, all of which could adversely effect our current growth plans and result in a material adverse effect on our results of operations, financial condition and/or liquidity.

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

   Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification.  We evaluate each individual customer and measure various key aspects of the customer such as, but not limited to, their overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items.  From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the appropriate reserve requirements.   Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances which remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We generally do not require collateral.  Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more customers' financial strength.  While only two customers represent greater than 5% but less than 10% of net sales and one customer represents greater than 10% but less than 15% of net sales for the six months ended June 30, 2008, if a combination of customers were to become financially impaired, our financial results could be severely affected.

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

   Impairment of Long-Lived Assets

We have reviewed long-lived assets and certain identifiable intangibles according to the guidance in SFAS ("Statement of Financial Accounting Standards") 144 for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three and six months ended June 30, 2008 and 2007, there were no impairments of long-lived assets.

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

Based on the results of the assessment, management concluded that as of December 31, 2007, our internal controls over financial reporting were effective.   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our Disclosure Controls and Procedures as of the end of the period covered by this report and have concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our Company, and, based on their evaluations, our controls and procedures were effective as of the end of the period covered by this report.  There were no material changes to our Internal Controls Over Financial Reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

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

The underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that we have no current obligation to pay the underwriters' defense costs.  We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws. The litigation is not at that stage yet.  As of August 7, 2008, the total amount of outstanding underwriter defense costs was just less than $1.4 million.  At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded.  At this time, we cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

Beginning April 2008, we received communications from the Estate of Anthony Antonious that our products infringed an Anthony Antonious patent concerning an aerodynamic metal wood golf club head.  In May 2008, we filed a declaratory judgment lawsuit against the Anthony Antonious Trust, alleging non-infringement of the Antonious patent.  In June 2008, the Estate of Anthony Antonious filed a lawsuit against us alleging infringement of the patent.  At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty, per the guidance in SFAS 5, and thu7s cannot reasonably estimate future liability on the conclusion of the events, if any.

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

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 20, 2008, the following proposals were adopted by the margin indicated.
1.	To elect the following nominees as director to serve until the 2011 Annual Meeting of Stockholders and until his successor is elected and qualified.
		Number of Shares
		Vote For	Withheld

	Robert D. Rogers	5,779,065	143,791
	John M. Gregory	5,774,903	147,953

The following directors' terms of office continued after the Annual meeting of Stockholders: Oliver G. Brewer, III, B. H. (Barney) Adams , Russell L. Fleischer, Mark R. Mulvoy, and Joseph Gregory.
2.	To ratify the appointment of KBA Group LLP as the independent auditors of the Company for the year ending December 31, 2008.
		Number of Shares
	Vote For	Vote Against	Abstained

	5,915,999	6,207	650

Item 6.  Exhibits

See exhibit index on pages 28-29.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ADAMS GOLF, INC.

Date: August 4, 2008	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 4, 2008	By: /S/ ERIC LOGAN
Eric Logan
Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2008	By: /S/ PAMELA HIGH
Pamela J. High
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed on February 14, 2008	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007 (Exhibit 3.2)

Exhibit 3.3	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Stock Incentive Plan for Adams Golf, Inc.	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-112622 (Exhibit 4.7)

Exhibit 10.1	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2003 Form 10-K (Exhibit 10.12)

Exhibit 10.2*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2004 Form 10-K (Exhibit 10.17)

Exhibit 10.3	Employment Agreement - Byron H. (Barney) Adams	Incorporated by reference to 2005 Form 10-K (Exhibit 10.9)

Exhibit 10.4*	Asset Purchase Agreement of Women's Golf Unlimited	Incorporated by reference to 2006 Form 10-K (Exhibit 10.11)

Exhibit 10.5	Change of Control - Eric Logan	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended June 30, 2007 (Exhibit 10.8)

Exhibit 10.6	Revolving line of Credit between Adams Golf, Inc and Wachovia Bank, National Association	Incorporated by reference to the Report on From 8-K dated November 13, 2007 (Exhibit 10.1)

Exhibit 10.7**	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2007 Form 10-K (Exhibit 10.8)

Exhibit 10.8	Commercial Lease Agreement dated December 15, 2007, between MDN/JSC -II Limited and the Company	Incorporated by reference to 2007 Form 10-K (Exhibit 10.9)

Exhibit 10.9	Commercial Lease Agreement dated April 10, 2008, between CLP Properties Texas, L.P. and the Company	Incorporated by reference to the Report on From 8-K dated April 15, 2008 (Exhibit 10.1)

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

___________________
* The SEC has granted our request for confidential treatment of certain portions of these agreements.

** We have requested confidential treatment for certain portions of this agreement.