Form 10-Q
period 2008-09-30
ADAMS GOLF INC
filed 2008-11-12
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008
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

[  ] Yes   [X] No

The number of outstanding shares of the Registrant's common stock, par value $.001 per share, was 6,490,932 on November 7, 2008.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		September 30, 2008 (unaudited) and December 31, 2007	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three and Nine months ended September 30, 2008 and 2007	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Nine months ended September 30, 2008	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Nine months ended September 30, 2008 and 2007	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-14

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4.	Controls and Procedures	24

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	25

	Item 1A.	Risk Factors	27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	N/A

	Item 5.	Other Information	N/A

	Item 6.	Exhibits	27

		Signatures	27

Item 1.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	September 30, 2008	December 31, 2007
	(unaudited)
Current assets:
Cash and cash equivalents	$ 8,819	$ 11,265
Trade receivables, net of allowance for doubtful accounts of $973 (unaudited) and $512 in 2008 and 2007, respectively	17,208	18,009
Inventories, net	26,428	28,745
Prepaid expenses	694	743
Other current assets	1,375	1,432
Total current assets	54,524	60,194

Property and equipment, net	1,166	1,046
Deferred tax asset - non current	8,877	8,877
Other assets, net	539	1,069
	$ 65,106	$ 71,186

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 5,689	$ 9,205
Accrued expenses	5,486	8,682
Other current liabilities	24	--
Total current liabilities	11,199	17,887
Other liabilities	21	--
Total liabilities	11,220	17,887

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 1,250,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 12,500,000 shares; 6,885,575 and 6,547,847 shares issued and 6,490,932 and 6,221,724 shares outstanding at September 30, 2008 (unaudited) and December 31, 2007, respectively	7	7
Additional paid-in capital	92,531	91,737
Accumulated other comprehensive income	1,608	2,555
Accumulated deficit	(35,558)	(36,746)
Treasury stock, 394,643 common shares at September 30, 2008 and 326,123 at December 31, 2007, at cost	(4,702)	(4,254)
Total stockholders' equity	53,886	53,299

	$ 65,106	$ 71,186
Contingencies

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007

Net sales	$ 17,700	$ 18,929	$ 78,961	$ 77,140
Cost of goods sold	10,937	11,189	46,351	43,904
Gross profit	6,763	7,740	32,610	33,236

Operating expenses:
Research and development expenses	889	884	2,768	2,513
Selling and marketing expenses	4,938	5,429	21,718	18,845
General and administrative expenses	2,096	2,276	6,846	6,384
Total operating expenses	7,923	8,589	31,332	27,742
Operating income (loss)	(1,160)	(849)	1,278	5,494

Other income (expense):
Interest income (expense), net	6	102	(14)	146
Other income (expense), net	(9)	454	(60)	418

Income (loss) before income taxes	(1,163)	(293)	1,204	6,058
Income tax expense	--	34	16	114
Net income (loss)	$ (1,163)	$ (327)	$ 1,188	$ 5,944

Net income (loss) per common share - basic	$ (0.18)	$ (0.05)	$ 0.19	$ 0.98
- diluted	$ (0.18)	$ (0.05)	$ 0.16	$ 0.77

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Nine Months Ended September 30, 2008
(unaudited)
	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income	Deficit	Income	Stock	Equity

Balance, December 31, 2007	6,547,847	$ 7	$ 91,737	$ 2,555	$ (36,746)		$ (4,254)	$ 53,299
Comprehensive income:
Net income	--	--	--	--	1,188	$ 1,188	--	1,188
Foreign currency translation	--	--	--	(947)	--	(947)	--	(947)
Comprehensive income	--	--	--	--	--	$ 241	--	--
Issuance of restricted stock	161,365	--	--	--	--		--	--
Retired stock	(181)	--	--	--	--		--	--
Stock options exercised	176,544	--	8	--	--		--	8
Treasury stock purchase	--	--	--	--	--		(448)	(448)
Amortization of deferred compensation	--	--	786	--	--		--	786
Balance, September 30, 2008	6,885,575	$ 7	$ 92,531	$ 1,608	$ (35,558)		$ (4,702)	$ 53,886

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended
	September 30,

	2008	2007
Cash flows from operating activities:
Net income	$ 1,188	$ 5,944
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	429	334
Amortization of deferred compensation	786	782
Provision for doubtful accounts	826	293
Changes in assets and liabilities:
Trade receivables	(25)	(4,688)
Inventories	2,316	927
Prepaid expenses	49	(238)
Other current assets	57	(157)
Other assets	422	405
Accounts payable	(3,515)	(525)
Accrued expenses	(3,196)	913
Net cash provided by (used in) operating activities	(663)	3,990

Cash flows from investing activities:
Purchases of equipment	(396)	(255)
Purchases of intangible assets	--	(600)
Net cash provided by (used in) investing activities	(396)	(855)

Cash flows from financing activities:
Principal payments under capital lease obligation	(9)	(21)
Exercise of stock options	8	10
Treasury stock purchase	(448)	(611)
Debt financing costs	9	(35)
Net cash provided by (used in) financing activities	(440)	(657)

Effects of exchange rate changes	(947)	627
Net increase (decrease) in cash and cash equivalents	(2,446)	3,105
Cash and cash equivalents at beginning of period	11,265	9,472

Cash and cash equivalents at end of period	$ 8,819	$ 12,577

Supplemental disclosure of cash flow information
Interest paid	$ 91	$ 1
Income taxes paid	$ 10	$ 67

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company", "Adams Golf", "we", "us", or "our") for the three and nine month periods ended September 30, 2008 and 2007 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.   However, these operating results are not necessarily indicative of the results expected for the full fiscal year.   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2007 Annual Report on Form 10-K filed with the SEC on March 11, 2008.

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels, including Idea Tech a4 and a4 OS irons, Idea a3 and a3 OS irons, Idea a2 and a2 OS irons, Idea Tech OS irons, Idea Pro Gold Irons and Idea Tech a4 and a4 OS, Idea a3 and a3 OS, Idea a2 and a2 OS, Idea Tech OS and Idea Pro Gold I-woods, Idea Tech a4 and a4 OS drivers and hybrid-fairway woods, Insight XTD A3 & A3 OS drivers and hybrid-fairway woods, RPM family drivers and fairway woods, the Ovation family of drivers, fairway woods and irons, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, Tight Lies GT500, the Tom Watson signature and Puglielli series of wedges, and certain accessories.  In addition, we also sell the Lady Fairway and Square 2 brands under the name of Women's Golf Unlimited.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.  All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):
	September 30,	December 31,
	2008	2007
	(unaudited)
Finished goods	$ 14,387	$ 16,887
Component parts	12,041	11,858
Total inventory	$ 26,428	$ 28,745

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of the following: purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit after work in process is completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory.  At September 30, 2008 and December 31, 2007, inventories included $812,000 and $865,000 of consigned inventory, respectively, and $201,000 and $189,000 of inventory obsolescence reserves, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued expenses consisted of the following on the dates indicated (in thousands):
	September 30,	December 31,
	2008	2007
	(unaudited)
Payroll and commissions	$ 745	$ 2,707
Product warranty and sales returns allowances	1,696	1,611
Professional services	57	23
Accrued inventory	215	971
Accrued sales promotions	266	390
Deferred revenue	1,304	1,538
Other	1,227	1,442
Total accrued expenses and other current liabilities	$ 5,510	$ 8,682

4.   Income per Common Share

The weighted average common shares used for determining basic and diluted income per common share were 6,472,513, for the three months ended September 30, 2008, and 6,135,518, for the three months ended September 30, 2007.

The effect of all warrants and options to purchase shares of our common stock for the three months ended September 30, 2008 and 2007 were excluded from the calculation of dilutive shares as the effect of inclusion would have been antidilutive.

The weighted average common shares used for determining basic and diluted income per common share were 6,384,088 and 7,363,828, respectively, for the nine months ended September 30, 2008, and 6,061,980 and 7,699,687, respectively, for the nine months ended September 30, 2007.

The effect of all warrants and options to purchase shares of our common stock for the nine months ended September 30, 2008 resulted in additional dilutive shares of 979,740.  The effect of all warrants and options to purchase shares of our common stock for the nine months ended September 30, 2007 resulted in additional dilutive shares of 1,637,707.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Geographic Segment and Data

We generate substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  Our products are distributed in both domestic and international markets.  Net sales by customer for these markets consisted of the following during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
United States	$ 14,154	$ 15,482	$ 62,609	$ 64,156
Rest of World	3,546	3,447	16,352	12,984
Total net sales	$ 17,700	$ 18,929	$ 78,961	$ 77,140

Foreign net sales are generated in various regions including, but not limited to, Canada (a majority of our foreign sales), Europe, Japan, Australia, South Africa, and South America.  A change in our relationship with one or more of our customers or distributors could negatively impact the volume of foreign sales.

6.   Income Taxes

We account for income taxes in accordance with FAS No. 109, "Accounting for Income Taxes" ("FAS 109") as clarified by FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes ("FIN 48").   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is "more likely than not", according to the criteria of FAS 109, that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses through December 31, 2002 and other deferred tax assets will be realized.   However, due to our recent earnings history, we have concluded that it is more likely than not that a portion of the deferred tax asset will be realized.  We have recognized a valuation allowance equal to a portion of the deferred income tax asset for which realization is uncertain.  Although we have carryforwards due to historical losses, current tax law for calculating Alternative Minimum Tax allows us to use carryforwards only up to 90% of the annual liability.  Accordingly, AMT tax expense for the three months ended September 30, 2008 and 2007 was $0 and $34,000, respectively and for the nine months ended September 30, 2008 and 2007 was $16,000 and $113,000, respectively.

7.   Comprehensive Income

Comprehensive income for the nine months ended September 30, 2008 was approximately $0.2 million.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   Stock-Based Compensation

We adopted the 2002 Equity Incentive Plan (the "Plan") for employees, outside directors and consultants.  The Plan allows for the granting of up to 625,000 shares of our common stock at the inception of the Plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this Plan, and additional shares as defined in the Plan.  At September 30, 2008, 917,480 outstanding options had been granted with exercise prices from $0.04 to $4.80 per share.  The requisite service periods for the options to vest vary from six months to four years and the options expire ten years from the date of grant.  At September 30, 2008, 1,052,402 shares remain available for grant, including forfeitures.

During the three and nine months ended September 30, 2008 no options were granted.

Operating expenses included in the consolidated statements of operations for the three months ended September 30, 2008 and 2007 include total compensation expense associated with stock options and restricted stock grants of $261,000 and $257,000, respectively and $786,000 and $782,000 for the nine months ended September 30, 2008 and 2007, respectively.

	Number of	Weighted	Aggregate
	Outstanding	Average	Intrinsic
	Shares	Exercise price	Value of options

Options outstanding at December 31, 2007	1,100,274	$ 0.16	$ 9,725,455
Options granted	--
Options forfeited / expired	(6,250)
Options exercised	(176,544)

Options outstanding at September 30, 2008	917,480	0.18	4,610,372

Options exercisable at September 30, 2008	777,949	0.17	3,918,245

The weighted average remaining contractual life of the options outstanding at September 30, 2008 was 4.64 years and for options exercisable at September 30, 2008 was 4.36 years.

As of September 30, 2008, compensation costs related to non-vested awards totaled $1.0 million, which is expected to be recognized over a weighted average period of 2.25 years.

As of September 30, 2008, there was $1.0 million of unrecognized compensation costs related for the non-vested share-based compensation of restricted stock grants awarded.  The fair value was determined based on the fair value of our common stock on the date of grant of $8.50 for the 150,000 shares granted and $8.60 for the 11,365 shares granted.  Compensation expense recognized during the three and nine months ended September 30, 2008 related to the restricted stock grants was $0.1 million and $0.3 million, respectively.

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

Period of Exercise	Total Options to be exercised

2008	24,375
2009	90,000
2010	15,000
2011	27,500
2012	29,521
Beyond 2012	31,250

Total options	217,646
=======

9.   New Accounting Pronouncements

There have been no new material accounting pronouncements that are applicable to our business for this period.

10.   Liquidity

In November 2007, we signed a revolving credit agreement with Wachovia Bank, National Association to provide up to $15.0 million in short term debt with the option to increase to $30 million.  The agreement is collateralized by all of our assets and requires, among other things, us to maintain certain financial performance levels relative to the fixed charge coverage ratio, but only when we have an outstanding balance on the facility.  Interest on outstanding balances accrues at a rate of Libor plus 1.75% payable monthly.  As of September 30, 2008 and November 7, 2008, we have no outstanding borrowings, respectively, on our credit facility.   In October 2008, Wells Fargo announced plans to acquire Wachovia Bank, NA.  Their stated intention is to close the acquisition by the end of 2008.  The transaction will result in the merger of Wachovia Bank into Wells Fargo with Wells Fargo being the surviving institution.  Wells Fargo, as successor to Wachovia Bank, would become the lender under our existing line of credit and be subject to all of the terms and conditions thereof.

Our anticipated sources of liquidity over the next twelve months are expected to be cash reserves, projected cash flows from operations, and available borrowings under our credit facility.  We anticipate that operating cash flows and current cash reserves will also fund capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to our operations if cash is needed in other areas of our operations.  In addition, cash flows from operations and cash reserves will be used to support ongoing purchases of component parts for our current and future product lines.  The expected operating cash flows, current cash reserves and borrowings available under our credit facility are expected to allow us to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

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

The underwriters for the IPO, including Lehman Brothers Holdings Inc. ("LBHI"), are also defendants in the securities class action.  On September 15, 2008, counsel for LBHI advised the District Court that earlier that day defendant LBHI filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Southern District of New York.  Counsel for LBHI also advised the District Court that the automatic-stay provision of Section 362 of the Bankruptcy Code was in effect, enjoining all judicial proceedings against LBHI that were initiated before the Chapter 11 case began.  On September 16, 2008, the District Court administratively closed the case, ordering it to be reopened for further proceedings upon motion by any party to the case no later than thirty days following a disposition of the bankruptcy case. On September 30, 2008, plaintiffs filed a motion in the District Court to lift the order for administrative closure and lift the stay as to all defendants except LBHI.  The motion was unopposed by any party and is currently pending before the District Court.

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

As mentioned above, the underwriters for the IPO are also defendants in the securities class action.  The underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that we have no current obligation to pay the underwriters' defense costs.  We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws. The litigation is not at that stage yet.  As of November 7, 2008, the total amount of outstanding underwriter defense costs was just less than $1.4 million.  At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded.  At this time, we cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

Beginning April 2008, we received communications from the Estate of Anthony Antonious that our products infringed an Anthony Antonious patent concerning an aerodynamic metal wood golf club head.  On May 28, 2008, we filed a declaratory judgment lawsuit against the Anthony Antonious Trust in the United States District Court for the Southern District of the State of Ohio, alleging non-infringement of the Antonious patent.  On June 30, 2008, the Estate of Anthony Antonious filed a lawsuit against us in the United States District Court in the State of New Jersey alleging infringement of the patent.  At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

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

13.   Business and Credit Concentrations

We were dependent on five customers, which collectively comprised approximately 27% of net sales for the three months ended September 30, 2008. Two customers individually represented greater than 5% but less than 10% of net sales, and no customers represented greater than 10% of net sales.  For the three months ended September 30, 2007, two customers collectively comprised approximately 29% of net sales.  One customer individually represented greater than 5% but less than 10% of net sales, and one customer represented greater than 20% but less than 25% of net sales.

For the nine months ended September 30, 2008, we were dependent on five customers, which collectively comprised approximately 27% of net sales.  Of these, two customers individually represented greater than 5% but less than 10% of net sales for the period, and no customers represented greater than 10% of net sales.  For the nine months ended September 30, 2007, three customers comprised approximately 27% of net sales while two customers individually represented greater than 5% but less than 10% of net sales and one customer individually represented greater than 10% of net sales, but no customers represented greater than 15% of net sales.  Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

A significant portion of our inventory purchases are from one supplier in China.  We purchased approximately 43% and 41% of our total inventory purchased for the nine months ended September 30, 2008 and 2007, respectively, from this one Chinese supplier.  This supplier and many other industry suppliers are located in China.  We do not anticipate any changes in the relationships with our suppliers.  However, if such change were to occur, we have alternative sources available.  Supply from these alternative sources, however, may not be immediately available or available in the quantities necessary to meet customer demand.

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
	Beginning Balance	Charges for Warranty Claims	Estimated Accruals	Ending Balance
Quarter ended December 31, 2007	$ 350	(79)	66	$ 337
Quarter ended March 31, 2008	$ 337	(86)	59	$ 310
Quarter ended June 30, 2008	$ 310	(219)	324	$ 415
Quarter ended September 30, 2008	$ 415	(239)	290	$ 466

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with (i) the attached unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2008, and with our consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on March 11, 2008 and (ii) the discussion under the caption "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 11, 2008 and any material changes from the risk factors as previously disclosed in the Annual Report on Form 10-K set forth herein.

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
          --The risk associated with events that may prove unrecoverable under existing insurance policies; and
          --The impact of operational restructuring on operating results and liquidity and one-time events and other factors detailed under "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 11, 2008.

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

Overview

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels, including Idea Tech a4 and a4 OS irons, Idea a3 and a3 OS irons, Idea a2 and a2 OS irons, Idea Tech OS irons, Idea Pro Gold Irons and Idea Tech a4 and a4 OS, Idea a3 and a3 OS, Idea a2 and a2 OS, Idea Tech OS and Idea Pro Gold I-woods, Insight Tech a4 and a4 OS drivers and hybrid-fairway woods, Insight XTD A3 & A3 OS drivers and hybrid-fairway woods, RPM family drivers and fairway woods, the Ovation family of drivers, fairway woods and irons, the Tight Lies family of fairway woods, the Redline family of fairway woods and drivers, Tight Lies GT500, the Tom Watson signature and Puglielli series of wedges, and certain accessories.  In addition, we also sell the Lady Fairway and Square 2 brands under the name of Women's Golf Unlimited.

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

Through our purchasing procedure, we strive to negotiate effective terms with our vendors while continuing to ensure the quality of our components.  We are frequently re-evaluating existing vendors while testing potential new vendors for each of the various product lines we offer.  At any time, we may purchase a substantial portion of a specific component part from a single vendor, but we continually strive to maintain primary and secondary suppliers.  Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China.   A significant portion of our inventory purchases are from one supplier in China; we purchased approximately 43% and 41% of our total inventory purchased for the nine months ended September 30, 2008 and 2007, respectively, from this one Chinese supplier.  This supplier and many other industry suppliers are located in China.  We do not anticipate any changes in the relationships with our suppliers; however, if such changes were to occur, we believe alternative sources are available to us.  Supply from these sources, however, may not be immediately available or available in the quantities necessary to meet customer demand.

Costs of our clubs consist primarily of component parts, including the head, shaft and grip.  To a lesser extent, our cost of goods sold includes labor, occupancy and shipping costs in connection with the inspection, testing, assembly and distribution of our products and certain promotional and advertising costs, which are often given in the form of additional merchandise as consideration to customers.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.8	59.1	58.7	56.9
Gross profit	38.2	40.9	41.3	43.1
Operating expenses:
Research and development expenses	5.0	4.7	3.5	3.3
Sales and marketing expenses	27.9	28.7	27.5	24.4
General and administrative expenses	11.8	12.0	8.7	8.3
Total operating expenses	44.7	45.4	39.7	36.0
Interest income (expense), net	(0.1)	0.6	0.0	0.2
Other income (expense), net	(0.0)	2.4	(0.1)	0.5
Income (loss) before income taxes	(6.6)	(1.5)	1.5	7.8
Income tax expense	0.0	0.2	0.0	0.1
Net income (loss)	(6.6)%	(1.7)%	1.5%	7.7%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Total net sales decreased to $17.7 million for the three months ended September 30, 2008 from $18.9 million for the comparable period of 2007.  Our sales were primarily driven by the product sales of the Insight XTD drivers and hybrid-fairway woods and the Idea a3 and a3 OS Irons and the recent launch of the Tech a4 Irons, hybrids, drivers and hybrid-fairway woods.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from one to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.

Net sales of irons decreased to $11.0 million, or 61.9% of total net sales for the three months ended September 30, 2008 from $11.3 million, or 59.8% of total net sales, for the comparable period of 2007.  Current period iron net sales primarily resulted from the Tech a4 Irons, Idea a3 and a3 OS irons coupled with a smaller portion of sales resulting from Tech OS irons and integrated iron sets while the prior period net sales primarily resulted from the Idea a2 and a2 OS irons, Tech OS irons and integrated iron sets.

Net sales of drivers decreased to $1.1 million, or 6.5% of total net sales, for the three months ended September 30, 2008 from $3.0 million, or 15.7% of total net sales, for the comparable period of 2007.  A large portion of the driver net sales for the three months ended September 30, 2008 was generated by the Tech a4 driver, which was launched in the third quarter of 2008, coupled with the Insight XTD driver, which was introduced in the first quarter of 2008, while prior period net sales were driven by the Insight driver, which was launched in the first quarter of 2007.

Net sales of fairway woods increased to $4.0 million, or 22.7% of total net sales, for the three months ended September 30, 2008, from $3.9 million, or 20.6% of total net sales, for the comparable period of 2007.  Net sales for the three months ended September 30, 2008 were generated from Tech a4 hybrids and hybrid-fairway woods, Insight XTD hybrid-fairway woods and Idea a3 and a3 OS, Idea a2 and a2 OS, Idea Pro Gold and Tech OS I-woods.  Net sales for the three months ended September 30, 2007 were generated from Insight fairway woods and Idea a2 and a2 OS, Idea Pro and Tech OS I-woods.

We were dependent on five customers, which collectively comprised approximately 27% of net sales for the three months ended September 30, 2008.  Of these, two customers individually represented greater than 5% but less than 10% of net sales and no customer represented greater than 10% of net sales for this period. Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the United States increased to $3.5 million, or 20.0% of total net sales, from $3.4 million, or 18.2% of total net sales, for the three months ended September 30, 2008 and 2007, respectively.  Net sales resulting from countries outside the United States and Canada increased to 6.5% of total net sales for the three months ended September 30, 2008 from 5.7% for the comparable period of 2007.

Cost of goods sold decreased to $10.9 million, or 61.8% of total net sales, for the three months ended September 30, 2008 from $11.2 million, or 59.1% of total net sales, for the comparable period of 2007.  The increase as a percentage of total net sales is primarily due to changes in the product mix and increases in some component pricing as well as increases in inbound raw material freight costs driven by increasing fuel costs.

Selling and marketing expenses decreased to $4.9 million for the three months ended September 30, 2008 from $5.4 million for the comparable period in 2007.  The decrease is primarily the result of a decrease in marketing expense of $0.4 million and commission expense of $0.1 million.

General and administrative expenses decreased to $2.1 million for the three months ended September 30, 2008 from $2.3 million for the comparable period in 2007.

Research and development expenses, primarily consisting of costs associated with development of new products, remained flat at $0.9 million for the three months ended September 30, 2008 and 2007.

Other income decreased to $0.0 million for the three months ended September 30, 2008 from $0.5 million for the comparable period in 2007, when we were awarded a breakup fee from our participation in the bidding process for a potential acquisition of a competitive golf club manufacturer.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Total net sales increased to $79.0 million for the nine months ended September 30, 2008 from $77.1 million for the comparable period of 2007.  Our sales were primarily driven by the product launches of the Insight XTD drivers and hybrid-fairway woods and the Idea a3 and a3 OS Irons and the recent launch of the Tech a4 Irons, hybrids, drivers and hybrid-fairway woods.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from one to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.

Net sales of irons decreased to $50.0 million, or 63.2% of total net sales for the nine months ended September 30, 2008 from $50.4 million, or 65.3% of total net sales, for the comparable period of 2007.  The decrease was primarily generated from the decline in year over year net sales of the Tech OS irons.  Current period iron net sales primarily resulted from the Idea a3 and a3 OS irons coupled with a smaller portion of sales resulting from recently launched Tech a4 irons, Tech OS irons and integrated iron sets while the prior period net sales primarily resulted from the Idea a2 and a2 OS irons, Tech OS irons and integrated iron sets.

Net sales of drivers decreased to $9.4 million, or 11.9% of total net sales, for the nine months ended September 30, 2008 from $9.7 million, or 12.6% of total net sales, for the comparable period of 2007.  A large portion of the driver net sales for the nine months ended September 30, 2008 was generated by the Insight XTD driver, which was introduced in the first quarter of 2008, while prior period net sales were driven by the Insight driver, which was launched in the first quarter of 2007.

Net sales of fairway woods increased to $18.8 million, or 23.7% of total net sales, for the nine months ended September 30, 2008, from $15.7 million, or 20.4% of total net sales, for the comparable period of 2007.  Net sales for the nine months ended September 30, 2008 were generated from Insight Tech a4 hybrids and hybrid-fairway woods, Insight XTD hybrid-fairway woods and Idea a3 and a3 OS, Idea a2 and a2 OS, Idea Pro Gold and Tech OS I-woods.  Net sales for the nine months ended September 30, 2007 were generated from Insight fairway woods and Idea a2 and a2 OS, Idea Pro and Tech OS I-woods.

We were dependent on five customers, which collectively comprised approximately 27% of net sales for the nine months ended September 30, 2008.  Of these, two customers individually represented greater than 5% but less than 10% of net sales and no customer represented greater than 10% of net sales. Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the United States increased to $16.4 million, or 20.7% of total net sales, from $13.0 million, or 16.8% of total net sales, for the nine months ended September 30, 2008 and 2007, respectively.  Net sales resulting from countries outside the United States and Canada increased to 6.1% of total net sales for the nine months ended September 30, 2008 from 5.3% for the comparable period of 2007.

Cost of goods sold increased to $46.4 million, or 58.7% of total net sales, for the nine months ended September 30, 2008 from $43.9 million, or 56.9% of total net sales, for the comparable period of 2007.  The increase as a percentage of total net sales is primarily due to changes in the product mix and increases in some component pricing as well as increases in inbound raw material freight costs driven by increasing fuel costs.

Selling and marketing expenses increased to $21.7 million for the nine months ended September 30, 2008 from $18.8 million for the comparable period in 2007.  The increase is primarily the result of an increase in marketing expense of $0.8 million, tour player expenses of $1.6 million and commission expense of $0.7 million.

General and administrative expenses increased to $6.8 million for the nine months ended September 30, 2008 from $6.4 million for the comparable period in 2007 primarily related to increases in public company expenses and bad debt expenses.

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $2.8 million for the nine months ended September 30, 2008 from $2.5 million for the comparable period in 2007 primarily related to compensation expenses resulting from increased staffing efforts.

Other income decreased to $(0.1) million for the nine months ended September 30, 2008 from $0.4 million for the comparable period in 2007, when we were awarded a breakup fee from our participation in the bidding process for a potential acquisition of a competitive golf club manufacturer.

Our inventory balances were approximately $26.4 million and $28.7 million at September 30, 2008 and December 31, 2007, respectively.  The decrease in inventory levels is primarily due to the seasonality of our business where purchases are stronger in the fourth and first quarters of the year, while sales begin to deplete inventory levels in the first and second quarters of the year.

Our net accounts receivable balances were approximately $17.2 million and $18.0 million at September 30, 2008 and December 31, 2007, respectively.  The decrease is primarily due to the seasonality of our business and the reduction in sales in the third quarter of 2008 versus the comparable period in 2007.

Our accounts payable balances were approximately $5.7 million and $9.2 million at September 30, 2008 and December 31, 2007, respectively.  The decrease in accounts payable is primarily associated with reductions in purchases and other related expenditures due to the seasonality of our business.

Our accrued liabilities balances were approximately $5.5 million and $8.7 million at September 30, 2008 and December 31, 2007, respectively.  The decrease in accrued liabilities is primarily associated with the seasonality of the business of our advertising accruals, sales reserve accruals and deferred revenues.

Liquidity and Capital Resources

Our principal sources of liquidity are cash reserves, cash flows provided by operations and our credit facilities in effect from time to time.  Cash inflows from operations are generally driven by collections of accounts receivables from customers, which generally increase in our second quarter and continue into the third quarter and then begin to decrease during the fourth quarter.  As necessary we could use our credit facility to supplement our cash inflows from operations as well as effect other investing activities such as potential future acquisitions. Cash outflows are primarily tied to procurement of inventory which typically begins to build during the fourth quarter and continues heavily into the first and second quarters in order to meet demands during the height of the golf season.

Cash and cash equivalents decreased to $8.8 million at September 30, 2008 compared to $11.3 million at December 31, 2007.  During the period, accrued expenses and accounts payable decreased $6.7 million partially offset by a decrease in inventory of $2.3 million and a decrease in accounts receivable of $0.8 million.

In November 2007, we signed a revolving credit agreement with Wachovia Bank, National Association to provide up to $15.0 million in short term debt with the option to increase to $30 million.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio, but only when we have an outstanding balance on the facility.  Interest on outstanding balances accrues at a rate of Libor plus 1.75% and is payable monthly.  As of November 7, 2008, we had no outstanding borrowings on our credit facility. In October 2008, Wells Fargo announced plans to acquire Wachovia Bank, NA.  Their stated intention is to close the acquisition by the end of 2008.  The transaction will result in the merger of Wachovia Bank into Wells Fargo with Wells Fargo being the surviving institution.  Wells Fargo, as successor to Wachovia Bank, would become the lender under our existing line of credit and be subject to all of the terms and conditions thereof.

Working capital increased at September 30, 2008 to $43.3 million compared to $42.3 million at December 31, 2007.   Approximately 32% of our current assets were comprised of accounts receivable at September 30, 2008.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability and to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  We expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect a significant portion of the trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under our credit facility, we would be required to obtain additional financing or limit expenditures to the extent of available cash on hand, all of which could adversely effect our current growth plans and result in a material adverse effect on our results of operations, financial condition and/or liquidity.

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

   Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification.  We evaluate each individual customer and measure various key aspects of the customer such as, but not limited to, their overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items.  From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the appropriate reserve requirements.   Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances which remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We generally do not require collateral.  Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more customers' financial strength.  While only two customers represent greater than 5% but less than 10% of net sales and no customer represents greater than 10% of net sales for the nine months ended September 30, 2008, if a combination of customers were to become financially impaired, our financial results could be severely affected.

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

   Impairment of Long-Lived Assets

We have reviewed long-lived assets and certain identifiable intangibles according to the guidance in SFAS ("Statement of Financial Accounting Standards") 144 for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three and nine months ended September 30, 2008 and 2007, there were no impairments of long-lived assets.

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

Evaluation Disclosure Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

There were no changes to our Internal Controls Over Financial Reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

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

The underwriters for the IPO, including Lehman Brothers Holdings Inc. ("LBHI"), are also defendants in the securities class action.  On September 15, 2008, counsel for LBHI advised the District Court that earlier that day defendant LBHI filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Southern District of New York.  Counsel for LBHI also advised the District Court that the automatic-stay provision of Section 362 of the Bankruptcy Code was in effect, enjoining all judicial proceedings against LBHI that were initiated before the Chapter 11 case began.  On September 16, 2008, the District Court administratively closed the case, ordering it to be reopened for further proceedings upon motion by any party to the case no later than thirty days following a disposition of the bankruptcy case. On September 30, 2008, plaintiffs filed a motion in the District Court to lift the order for administrative closure and lift the stay as to all defendants except LBHI.  The motion was unopposed by any party and is currently pending before the District Court.

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

As mentioned above, the underwriters for the IPO are also defendants in the securities class action.  The underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that we have no current obligation to pay the underwriters' defense costs.  We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws. The litigation is not at that stage yet.  As of November 7, 2008, the total amount of outstanding underwriter defense costs was just less than $1.4 million.  At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded.  At this time, we cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

Beginning April 2008, we received communications from the Estate of Anthony Antonious that our products infringed an Anthony Antonious patent concerning an aerodynamic metal wood golf club head.  On May 28, 2008, we filed a declaratory judgment lawsuit against the Anthony Antonious Trust in the United States District Court for the Southern District of the State of Ohio, alleging non-infringement of the Antonious patent.  On June 30, 2008, the Estate of Anthony Antonious filed a lawsuit against us in the United States District Court in the State of New Jersey alleging infringement of the patent.  At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

Item 1A. Risk Factors

We have included in our filings with the SEC, including Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, a description of certain risks and uncertainties that could have an affect on our business, future performance, or financial condition.  There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.  Exhibits

See exhibit index on pages 28-29.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ADAMS GOLF, INC.

Date: November 12, 2008	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 12, 2008	By: /S/ ERIC LOGAN
Eric Logan
Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2008	By: /S/ PAMELA HIGH
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