Form 10-K
period 2008-12-31
ADAMS GOLF INC
filed 2009-03-11
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one)
Large accelerated filer ☐          Accelerated filer☐            Non-accelerated filer ☒            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes   ☒ No

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant at June 30, 2008 was $24,386,713 based on the closing sales price of $5.49 per share of the Registrant's common stock on the Nasdaq Capital Market.

The number of outstanding shares of the Registrant's common stock, par value $.001 per share, was 6,508,304 on March 5, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant's definitive proxy statement, which will be filed on or before April 30, 2009, for the Annual Meeting of Stockholders to be held on or about May 28, 2009.

ADAMS GOLF, INC.
FORM 10-K
TABLE OF CONTENTS

PART I
	Item 1.	Business	Page 3
	Item 1A.	Risk Factors	Page 11
	Item 2.	Properties	Page 18
	Item 3.	Legal Proceedings	Page 18
	Item 4.	Submission of Matters to a Vote of Security Holders	N/A

PART II
	Item 5.	Market for Registrant's Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities	Page 21
	Item 6.	Selected Financial Data	Page 23
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 24
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	Page 32
	Item 8.	Financial Statements and Supplementary Data	Page 32
	Item 9A(T).	Controls and Procedures	Page 33

PART III
	Item 10	Directors and Executive Officers of the Registrant	Page 34
	Item 11	Executive Compensation	Page 34
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Page 34
	Item 13	Certain Relationships and Related Transactions	Page 34
	Item 14	Principal Accounting Fees and Services	Page 34

PART IV
	Item 15	Exhibits and Financial Statement Schedules	Page 35

Forward Looking Statements

This Annual Report contains "forward looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including, without limitation, in the notes to the consolidated financial statements included in this Annual Report and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report.  Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements.  The statements include, but are not limited to: statements regarding the effect of unauthorized sales of our clubs and sales of counterfeit clubs, pending litigation, statements regarding liquidity and our ability to increase revenues or achieve satisfactory operational performance, statements regarding our ability to satisfy our cash requirements and our ability to satisfy our capital needs, including cash requirements during the next twelve months, statements regarding our ability to produce products commercially acceptable to consumers and statements using terminology such as "may," "might," "will," "would," "should," "could," "project," "pro forma," "predict," "potential," "strategy," "attempt," "develop," "continue," "future,"  "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe."  Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

—	The ability to maintain historical growth in revenue and profitability;
—	Product development difficulties;
—	Product approval and conformity to governing body regulations;
—	Assembly difficulties;
—	Product introductions;
—	Patent infringement risks;
—	Uncertainty of the ability to protect intellectual property rights;
—	Market demand and acceptance of products;
—	The impact of changing economic conditions;
—	The global economic uncertainty;
—	The future market for our capital stock;
—	The uncertainty in the debt and equity markets;
—	The success of our marketing strategy;
—	The success of our tour strategy;
—	Our dependence on one supplier for a majority of our inventory products;
—	Our dependence on suppliers who are concentrated in one geographic region;
—	Our dependence on a limited number of customers;
—	Business conditions in the golf industry;
—	Solvency of, and reliance on third parties, including suppliers, and freight transporters;
—	The actions of competitors, including pricing, advertising and product development risks concerning future technology;
—	Investor audience, interest or valuation;
—	The management of sales channels and re-distribution;
—	The uncertainty of the results of pending litigation;
—	The adequacy of the allowance for doubtful accounts, obsolete inventory and warranty reserves;
—	The risk associated with events that may prove unrecoverable under existing insurance policies; and
—	The impact of operational restructuring on operating results and liquidity and one-time events and other factors detailed under Risk Factors, Item 1A.

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

Item 1.  Business

General

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels.  Our recently launched products include Speedline drivers and hybrid fairway woods, Idea Tech a4 and a4 OS I-woods and irons, Idea a3 and a3 OS I-woods and irons, Idea Pro Gold I-woods and irons and Insight Tech a4 and a4 OS drivers and hybrid-fairway woods.  We also continue to develop new products for certain of our older product lines that include RPM family drivers and fairway woods and irons, the Ovation family of drivers, fairway woods and irons, Tom Watson signature wedges and under the name of Women's Golf Unlimited, the Lady Fairway and Square 2 brands.  We continue to sell certain older product lines including the Insight XTD A3 & A3 OS drivers and hybrid-fairway woods, Idea a2 and a2 OS irons, Idea Tech OS I-woods and irons, Idea a2 and a2 OS, the Tight Lies family of fairway woods, the Puglielli series of wedges, and certain accessories.

We were incorporated in 1987 and re-domesticated in Delaware in 1990.  We completed an internal reorganization in 1997, and we now conduct our operations through several direct and indirect wholly-owned subsidiaries, agencies and distributorships.

Products

Adams Golf operates in a single segment within the golf industry (golf clubs and accessories).  Specifically, we offer multiple classes of products within our business:

Irons

In September 2008 we launched the Idea Tech a4 and a4OS hybrid irons sets and hybrid irons and integrated sets.  The a4 irons feature six forged cavity back irons integrated with two graphite-shafted hybrids.  The a4 and a4 OS sets both won a Gold designation in the 2009 Golf Digest Hot List.  The Tech a4 OS irons are offered in three different eight piece configurations—one for men, one for women, and one for seniors.  All sets have seven hybrid irons integrated into the set.  The a4 OS set of irons won a Gold designation in the 2009 Golf Digest Hot List and was also the category leader in “Outstanding Function” in the iron category.  We also offer the Tech a4 OS Women’s 13 piece designer set with a bag by Keri Golf.  The set includes a 460cc titanium driver, two fairway woods, an eight piece Women’s Idea a4 OS iron set with seven hybrid irons integrated into the set, a gap wedge and a putter.

In June 2007 we launched our Idea a3 line of hybrid iron sets and in September 2007 we launched our Idea a3 OS line of hybrid irons and integrated sets.  The a3 irons are offered in an eight piece men’s, women's and senior's sets, with three graphite-shafted hybrid irons integrated into each set.  The a3 set of irons won a Gold designation in the 2008 Golf Digest Hot List and was also the category leader in “Outstanding Technology” in the iron category.  The Idea a3 OS irons are offered in three different eight piece configurations—one for men, one for women, and one for seniors.  The a3 OS set of irons won a Gold designation in the 2008 Golf Digest Hot List and was also the category leader in “Outstanding Function” in the iron category.  We also offer multiple different color versions of the Idea a3 OS Women’s 13 piece set that includes a 460cc titanium driver, two fairway woods, an eight piece Women’s Idea a3 OS iron set with six hybrid irons integrated into the set, a gap wedge, a putter and a bag.

Drivers

We currently offer a variety of different driver models based on the shape, size and material used in the club head.   Our current driver heads are made of titanium, alloy and/or carbon fiber, depending on the model.  The shafts of our drivers are generally graphite.  During the first quarter of 2009, we are launched the Speedline driver line.  The patent pending, aerodynamic shaping of the Speedline drivers lessen drag and airflow turbulence, resulting in faster club head speed and more distance.   The driver was tested in wind tunnels and through computational fluid dynamics (CFD) testing to confirm its drag and club head speed characteristics.  The Speedline driver has already been in the winners' bags at two Champions tour events and one LPGA event.  The Speedline driver is offered in standard and draw variations with a variety of lofts and shaft flexes.  In February 2008 we introduced our new Insight XTD series of drivers.  These drivers feature our proprietary Boxer Technology and an expanded impact zone of the face.    This driver has won a silver designation in the 2008 Golf Digest Hot List.

Fairway Woods

During the first quarter of 2009, we launched the Speedline hybrid fairway woods line.  The Speedline hybrid-fairway woods feature the playability of a hybrid and the distance of a fairway wood.  By utilizing Boxer technology, the forgiving Speedline hybrid-fairway woods offer a moment of inertia that is higher than conventional fairway woods.  The Speedline hybrid-fairway woods are offered in standard and draw variations with a variety of lofts and shaft flexes.  In February 2008 we introduced the Insight XTD hybrid-fairway woods which won a Gold designation in the 2008 Golf Digest Hot List and were the category leader in “Outstanding Technology” in the fairway wood category.    We offer a variety of individual hybrids in the recently introduced Idea Tech a4, a4 OS, Idea a3, a3 OS, and Idea Pro Gold lines.  These individual hybrids are designed to be easier to hit than conventional long irons.  The Idea a4 and a4 OS hybrid irons won a Gold designation in the 2009 Golf Digest Hot List and were the category leader in “Innovation” in the hybrid category.  The Idea a3 and a3 OS hybrid irons won a Gold designation in the 2008 Golf Digest Hot List and were the category leader in “Outstanding Technology and Function” in the hybrid category.  Adams Golf hybrids were the most played hybrids on the 2008 PGA, Nationwide and Champions tours.

Wedges and Other

As a complement to the Idea irons, we offer the Tom Watson signature wedges with a classic profile and the Puglielli wedges.  We also offer a line of golf bags, hats and other accessories.

Percentage of Net Sales by Product Class

	2008	2007	2006

Irons	62.5%	66.9%	67.9%
Fairway Woods	24.4	19.5	19.5
Drivers	12.3	11.1	9.6
Wedges and Other	0.8	2.5	3.0

Total	100.0%	100.0%	100.0%

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

Patent Review - We consider patent protection for our technologies and product designs to be an important part of our development strategy; however, we may elect not to seek patent protection for some of our technologies or product designs.  We, in conjunction with our patent attorneys, conduct a search of prior art and existing products to determine whether a new product idea may be covered by an existing patent.  Patent review, depending upon the complexity of the design involved, generally requires between one and six months to complete; however, this stage of product development typically occurs in conjunction with the development steps of the design and development process.

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

Our research and development expenses were approximately $3,758,000, $3,698,000 and $2,607,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Patents

Our ability to compete effectively in the golf club market may depend on our ability to maintain the proprietary nature of our technologies and products.  As of the date hereof, we hold 26 U.S. patents relating to certain products and proprietary technologies and we have 18 patent applications pending.  We expect that the 26 currently issued patents will expire on various dates between 2009 and 2024.  We hold patents with respect to the design of the Insight, RPM, Redline, Ovation, and Tight Lies fairway woods, the SC Series driver, the Idea and GT irons, including our graphite tipped (GT) shaft, and the Tight Lies ST fairway wood and driver heads.  There can be no assurance, however, as to the degree of protection afforded by these or any other patents we hold or as to the likelihood that patents will be issued from the pending patent applications.  Moreover, our patents may have limited commercial value or may lack sufficient breadth to adequately protect the aspects of our products to which the patents relate.   The U.S. patents we hold do not preclude competitors from developing or marketing products similar to our products in international markets.

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

We have put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure the quality of our components.  We are frequently re-evaluating existing vendors while testing potential new vendors for all the various product lines we offer.  At any time, we may purchase a substantial majority of our volume of a specific component part from a single vendor, but we continually strive to maintain primary and secondary suppliers for each component part.  Substantially all of our iron, fairway wood, driver, i-wood, wedge and putter component parts are manufactured in China.   A significant portion of our inventory purchases are from one supplier in China; we purchased approximately 48% and 46% of our total inventory purchased for the years ended December 31, 2008 and 2007, respectively, from this one Chinese supplier.

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

Relationships with Professional Golfers – We have entered into endorsement contracts with professional golfers on the PGA, Champions PGA, Nationwide and LPGA Tours and believe that having a presence on these tours promotes the image of our product lines and builds brand awareness.  On the PGA Tour we have entered into endorsement agreements with professionals such as Aaron Baddeley, Chad Campbell , Tommy "Two Gloves" Gainey and Gary Woodland.  On the Champions Tour, we have entered into endorsement agreements with Tom Watson, Bernard Langer, Scott Hoch, Brad Bryant, D.A. Weibring, Allen Doyle, Des Smyth, R.W. Eaks, Dana Quigley, Jerry Pate and Bruce Vaughn.  On the LPGA Tour, we have entered into endorsement agreements with Yani Tseng, Brittney Lincicome, Brittany Lang, Lindsay Wright and Taylor Leon.  On the Nationwide tour, we have agreements with various players.  All of the above contracts have various dates of expiration through 2011 and require the use of certain of our products.

Markets and Methods of Distribution

Our net sales are primarily derived from sales to on- and off- course golf shops, sporting goods retailers, mass merchants and, to a lesser extent, international distributors.  No assurances can be given that demand for our current products or the introduction of new products will allow us to achieve historical levels of sales in the future.

Sales to Retailers - We sell a majority of our products to selected retailers.  We believe our selective retail distribution strategy helps our retailers maintain profitable margins and maximize sales of our products.  For the year ended December 31, 2008, sales to U.S. specialty retailers, mass merchants, sporting goods retailers, and on course accounts accounted for approximately 80% of our total net sales, which decreased slightly from the prior year ended December 31, 2007 at 83% of total net sales.  As products mature, they may be sold to alternative channels of distribution, which are not in direct competition with selected retailers for premier product lines.

We maintain a field sales staff that at February 22, 2009, consisted of 68 independent sales representatives, one senior vice president, two regional vice presidents, a key accounts director and three regional sales managers, who are in regular personal contact with our retail accounts (approximately 4,000 retailers).  These sales representatives, sales managers and regional vice presidents are supported by 13 inside sales representatives who maintain contact with our retailers nationwide.  The inside sales representatives also serve in a customer service capacity as we believe that superior customer service can significantly enhance our marketing efforts.

International Sales - International sales are made primarily in Europe, Canada, South Africa, Japan and other Asian regions.  International sales in Canada are made through an agency relationship.  International sales to other countries throughout the world are made through a network of approximately 35 independent distributors.  For the years ended December 31, 2008, 2007 and 2006, international sales accounted for approximately 19.8%, 16.9% and 17.1%, respectively, of our net sales.

Website - We maintain a Website at www.adamsgolf.com, which allows the visitor to access certain information about our products and heritage, locate retailers, inquire into careers, access corporate information related to corporate governance and news releases, and inquire about contacting us directly.  We also maintain www.ladyfairway.com and www.squaretwo.com for information about our Women's Golf Unlimited product lines.  We do not currently sell our products via our Websites.

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

In addition, we are occasionally made aware of the existence of counterfeit copies of our golf clubs, particularly in foreign markets.  We take action in these situations through local authorities and legal counsel where practical.  We do not believe that the availability of counterfeit clubs has had or will have a material adverse effect on our results of operations, financial condition and/or competitive position, although there can be no assurance as to future effects resulting from the counterfeiting of our products.

Industry Specific Requirements

We perform ongoing credit evaluation of our wholesale customers' financial condition and generally provide credit without the requirement of collateral from these customers.  We measure each customer's financial strength using various key aspects such as, but not limited to, the customer's overall credit risk (via Dun and Bradstreet reports), payment history, industry communications, the portion of the customer’s balance that is past due and other various items.  We also look at the overall aging of the receivables in total and relative to prior periods to determine the appropriate reserve requirements.   Periods will fluctuate depending on the strength of the customers and the change in mix of customer and their respective strength could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  We believe we have adequate reserves for potential credit losses, but we cannot be sure how the current global economic recession and credit crisis will affect our customers and in turn, our reserves for potential credit losses.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific retail customers.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability often to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  We expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  The loss of a significant individual customer or a combination of significant customers would have a material adverse effect on our consolidated revenues, results of operations, financial condition and competitive market position.

In addition to extended payment terms, the nature of the industry also requires that we carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  Our inventory balances were approximately $33,611,000 and $28,745,000 at December 31, 2008 and 2007, respectively.  The increase in inventory levels over these dates is primarily a result of improved on time delivery by suppliers as well as incremental purchasing of inventory for recently introduced product lines.  A significant portion of our inventory purchases are from suppliers who are located predominately in China.  We do not anticipate any changes in the relationships with our suppliers; however, if such change were to occur, we believe we would have alternative sources available, although replacing product could take six to nine months.

Major Customers

We are currently dependent on four customers, which collectively comprised approximately 24.4% of net revenues for the year ended December 31, 2008.  Of these customers, two customers represented greater than 5% but less than 10% of net revenues for the year ended December 31, 2008, while no customer represented greater than 10% of net revenues for the year ended December 31, 2008.   For the year ended December 31, 2007, four customers comprised approximately 25.5% of net revenues.  Of these customers, one customer individually represented greater than 5% but less then 10% of net revenues, while one customer represented greater than 10% but less than 15% of net revenues for the year ended December 31, 2007, while no customers were greater than 15% of net revenues.  For the year ended December 31, 2006, four customers comprised approximately 25.2% of net revenues.  Of these customers, three customers individually represented greater than 5% but less then 10% of net revenues, while no customer represented greater than 10% of net revenues for the year ended December 31, 2006.  The loss of one of these customers or a combination of these customers would have a material adverse effect on our consolidated revenues, results of operations, financial condition and competitive market position.

Seasonality and Quarterly Fluctuations

Golf generally is regarded as a warm weather sport, and net sales of golf equipment have been historically strongest for us during the first and second quarters.  In addition, net sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions such as the current economic downturn.  Recent decreases in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on our business, operating results and/or financial condition.  In addition, our future results of operations could be affected by a number of other factors, such as unseasonable weather patterns and natural disasters such as hurricanes, which could interrupt our sales patterns and could generate hardships for customers in the affected area; demand for and market acceptance of our existing and future products; new product introductions by our competitors; competitive pressures resulting in lower than expected selling prices; and the volume of orders that are received and which can be fulfilled in a quarter.  Any one or more of these factors could adversely affect us or result in us failing to achieve our expectations as to future sales or operating results.

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

Backlog

The amount of our order backlog at any particular time is affected by a number of factors, including seasonality and scheduling of the manufacturing and shipment of products. At February 22, 2009, we had current backorders of $2,275,000, or 2.5% of total net sales for the year ended December 31, 2008, and orders to be fulfilled at a future date, not to exceed the current year, of $7,466,000, or 8.2% of total net sales for the year ended December 31, 2008.   At February 22, 2008, we had current backorders of $3,238,000, or 3.4% of total net sales for the year ended December 31, 2007, and orders to be fulfilled at a future date, not to exceed the current year, of $10,634,000, or 11.2% of total net sales for the year ended December 31, 2007.  The current decrease in backorders is primarily due to our being in a favorable inventory position on this year's Speedline woods product line relative to last year's Insight XTD product line and a downturn in forward purchasing by our customers which we associate with the general downturn in market activity.  We do not anticipate that a significant level of orders will remain unfilled within the current fiscal year.   In addition, we believe that the amount of our backlog is not an appropriate indicator of future sales levels.

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

The golf club industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts.  Due to the success of the Tight Lies fairway woods, several competitors introduced products similar to the Tight Lies fairway woods.  More recently, several competitors have introduced hybrid iron sets that compete directly with our hybrid irons sets.  Should our recently introduced product lines achieve widespread market success, it is reasonable to expect that our current and future competitors would move quickly to introduce similar products that would directly compete with the new product lines.  We may face competition from manufacturers introducing other new or innovative products or successfully promoting golf clubs that achieve market acceptance.  The failure to successfully compete in the future could result in a material deterioration of customer loyalty and our image, and could have a material adverse effect on our business, results of operations, financial position and/or liquidity.

The introduction of new products by us or our competitors can be expected to result in closeouts of existing inventories at both the wholesale and retail levels.  Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices.  As the Idea a4 and a4 OS product line of irons and the Speedline product lines were introduced and the Idea a3 and a3 OS irons and Tech a4 and a4 OS drivers and fairway woods were recently launched, older product lines such as the Idea a2 and a2 OS irons, Insight XTD, RPM and Redline fairway woods and drivers experienced reductions in price at both wholesale and retail levels.

Domestic and Foreign Operations

Domestic and foreign net sales for the years ended December 31, 2008, 2007 and 2006 were comprised as follows:

	2008		2007		2006

Domestic	$73,375,000	80.2%	$78,623,000	83.1%	$63,016,000	82.9%
Foreign	18,076,000	19.8	15,981,000	16.9	13,014,000	17.1

Total	$91,451,000	100.0%	$94,604,000	100.0%	$76,030,000	100.0%

Foreign net sales are generated in various regions including, but not limited to, Canada (a majority of our foreign sales), Europe, Japan, Australia, South Africa, and South America.  A change in our relationship with one or more of the customers or distributors could negatively impact the volume of foreign sales.

Our business is subject to the risks generally associated with doing business abroad, such as foreign government relations, foreign consumer preferences, import and export control, political unrest disruptions or delays in shipments and changes in economic conditions and fluctuation in exchange rates (which determine the prices at which we purchase components and the prices at which our foreign business partners price our products).  Recent foreign events, including, without limitation, continuing U.S. military operations in Iraq and Afghanistan, could potentially cause a delay in imports or exports due to heightened security with customs.

Employees

At February 22, 2009, we had 144 full-time employees including 29 engaged in production, 21 in order fulfillment, 30 in research and development and quality control, 14 in sales support, 24 in sales and marketing and 26 in management and administration.  Our employees are not unionized.  We believe that our relations with our employees are good.

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

Global Recession and Impact on Consumers and Retail

Our operations and performance depend significantly on worldwide economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future.  For example, some of the factors that could influence the levels of consumer spending include but are not limited to conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, fuel and energy costs, consumer confidence and other macroeconomic factors affecting consumer spending behavior.  These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.  The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit.  This current decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could significantly and adversely affect our results of operations and financial condition in a number of ways.  Any decline in economic conditions may reduce the purchases of our products, thereby reducing our revenues and earnings.  Bankruptcies or similar events by retailers may cause us to incur bad debt expense at levels higher than historically experienced.  Credit risk includes the risk that our retail customers will not pay their bills, which may lead to a reduction in liquidity and an eventual increase in bad debt.  Our retail customers’ credit risk is determined by numerous factors including, but not limited to, each individual customer’s business borrowings and credit availability, the overall level of economic activity in our various markets and the prices of products and services provided.  Several of our larger customers have taken on additional debt recently, and that additional debt could lead to increased pressure by our customers’ lenders to take action to enhance their credit position, including but not limited to decreasing inventory purchases.  Additionally, increased promotional and closeout activity by our competitors in response to the current global recession could adversely impact the health of our customers and increase our credit risk.

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

Possible Decreasing Amount of Golf Played by Consumers

Our revenues are completely driven from sales of golf related products and the demand for these products is directly related to the number of golfers and rounds of golf being played each year and overall popularity of golf.  As a result of the current economic recession and the resulting decrease in consumer spending and increase in unemployment, golfers may decrease the number of rounds they play.  If golf participation or the number of rounds of golf played decreases, sales of our products may be adversely affected.

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

The golf club industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts.  Due to the success of the Tight Lies fairway woods, several competitors introduced products similar to the Tight Lies fairway woods.  More recently, several competitors have introduced hybrid iron sets that compete directly with our hybrid irons sets.  Should our recently introduced product lines achieve widespread market success, it is reasonable to expect that our current and future competitors would move quickly to introduce similar products that would directly compete with the new product lines.  We may face competition from manufacturers introducing other new or innovative products or successfully promoting golf clubs that achieve market acceptance.  The failure to successfully compete in the future could result in a material deterioration of customer loyalty and our image, and could have a material adverse effect on our business, results of operations, financial position and/or liquidity.

The introduction of new products by us or our competitors can be expected to result in closeouts of existing inventories at both the wholesale and retail levels.  Such closeouts are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices.  As the Idea a4 and a4 OS product line of irons and the Speedline product lines were introduced and the Idea a3 and a3 OS irons and Tech a4 and a4 OS drivers and fairway woods were recently launched, older product lines such as the Idea a2 and a2 OS irons, Insight XTD, RPM and Redline fairway woods and drivers experienced reductions in price at both wholesale and retail levels.

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

Uncertainty Regarding Continuation of Profitability

While we generated net income in each of the five fiscal years from 2003 to 2007, we were not profitable for the year ending December 31, 2008 nor consistently prior to the fiscal year of 2003, and we experienced significant losses prior to the year ended December 31, 2003.  There can be no assurance that we will be able to increase or maintain revenues or continue such profitability on a quarterly or annual basis in the future.  An inability to continue to operate profitably could jeopardize our ability to develop, enhance, and market products, retain qualified personnel, and take advantage of future opportunities or respond to competitive pressures.

Need for Additional Capital and Unprecedented Levels of Market Volatility

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

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months.  In recent months, the volatility and disruption have reached unprecedented levels.  In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers.  Further, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers.  Therefore, given the current market price for our Company's common stock and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock in the foreseeable future, and we may also find it difficult to secure additional debt financing beyond our current credit facility.  There can be no assurance that financing will be available if needed or if available on terms favorable to us, or at all.  Accordingly, it is possible that the only sources of funding are current cash reserves, projected cash flows from operations and up to $15.0 million of borrowings available under our revolving credit facility, assuming that such revolving credit facility continues to be available and that we continue to meet the covenants and conditions precedent to borrowing, which cannot be assured.

Dependence on Key Personnel and Endorsements

Our success depends to an extent upon the performance of our management team, which includes our Chief Executive Officer and President, Oliver G. (Chip) Brewer, III, who participates in all aspects of our operations, including product development and sales efforts.  The loss or unavailability of Mr. Brewer could adversely affect our business and prospects.  In addition, Mr. Tim Reed joined the management team in 2000 in the capacity of Vice President of Research and Development.  If Mr. Reed is unable to continue to lead his team to develop innovative products, it could also adversely affect our business.  With the exception of our Company's Chairman of the Board of Directors, B.H. (Barney) Adams, Mr. Brewer, Mr. Reed and our Chief Financial Officer, Eric Logan, none of our Company's officers and employees are bound by employment agreements, and the relations of such officers and employees are, therefore, at will.  We established key-men life insurance policies on the lives of Mr. Brewer and Mr. Reed; however, there can be no assurance that the proceeds of these policies could adequately compensate us for the loss of their services.  In addition, there is strong competition for qualified personnel in the golf club industry, and the inability to continue to attract, retain and motivate other key personnel could adversely affect our business, operating results and/or financial condition.

On the PGA Tour we have entered into endorsement agreements with professionals such as Aaron Baddeley, Chad Campbell , Tommy "Two Gloves" Gainey and Gary Woodland.  On the Champions Tour, we have entered into endorsement agreements with Tom Watson, Bernard Langer, Scott Hoch, Brad Bryant, D.A. Weibring, Allen Doyle, Des Smyth, R.W. Eaks, Dana Quigley, Jerry Pate and Bruce Vaughn.  On the LPGA Tour, we have entered into endorsement agreements with Yani Tseng, Brittney Lincicome, Brittany Lang, Lindsay Wright and Taylor Leon.  On the Nationwide tour, we have agreements with various players.  All of the above contracts have various dates of expiration through 2011 and require the use of certain of our products.  The loss of one or more of these endorsement arrangements could adversely affect our marketing and sales efforts and, accordingly, our business, operating results and/or financial condition.  From time to time, we negotiate with and sign endorsement contracts with either existing or new tour players.  As is typical in the golf industry, generally the agreements with these professional golfers do not necessarily require that they use exclusively our golf clubs at all times during the terms of the respective agreements, including, in certain circumstances, at times when we are required to make payments to them.  The failure of certain individuals to use our products on one or more occasions has resulted in negative publicity involving us.  No assurance can be given that our business would not be adversely affected in a material way by negative publicity or by the failure of our known professional endorsers to carry and use our products.

Effectiveness of our Marketing Strategy

We have designed our marketing strategy to include advertising efforts in multiple media avenues such as television airtime on golf related events, product education for the consumer through an internet website, publications including periodicals and brochures, and in store media such as point of purchase displays and product introduction fact sheets.  For the years ended December 31, 2008, 2007 and 2006, we spent approximately $6.6 million, $5.7 million and $5.6 million, respectively, on the above listed marketing efforts.  There can be no assurances that our marketing strategy will be effective or that increases in the levels of investments in advertising spending will result in material fluctuations in the sales of our products.

Source of Supply

A significant portion of our inventory purchases are from one supplier in China; we purchased approximately 48% and 46% of our total inventory purchased for the years ended December 31, 2008 and 2007, respectively, from this one Chinese supplier.  Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China and Taiwan.  We could, in the future, experience shortages of components for reasons including but not limited to the supplier’s production capacity or materials shortages, or periods of increased price pressures, or bankruptcy or similar material adverse effect on its operations and business, which could have a material adverse effect on our business, results of operations, financial position and/or liquidity.

Sufficient Inventory Levels

In addition to extended payment terms to our customers, the nature of the industry also requires that we carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  Our inventory balances were approximately $33,611,000 and $28,745,000 at December 31, 2008 and December 31, 2007, respectively.  If we were unable to maintain sufficient inventory to meet customer demand on a timely basis or provide have sufficient capacity to assemble the products at our facility, the effect could result in cancellation of customer orders, loss of customers, and damage to our reputation.  In addition, carrying a substantial level of inventory has an adverse effect on our financial position and liquidity.

Accounts Receivable Customer Terms

Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific retail customers.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history typically during off-peak times in the year.  These extended terms do have a negative impact on our financial position and liquidity.  In addition, the reserves we establish may not be adequate in the event that the customer's financial strength weakens significantly, including but not limited to, as a result of the current global recession and credit crisis.  In addition, given the current global economic crisis, the customer base may shrink and thus could adversely affect our net sales along with increased credit risk that could adversely affect our financial condition.

Seasonality and Quarterly Fluctuations

Golf generally is regarded as a warm weather sport, and net sales of golf equipment have been historically strongest for us during the first and second quarters.  In addition, net sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions such as the current economic downturn.  Recent decreases in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on our business, operating results and/or financial condition.  In addition, our future results of operations could be affected by a number of other factors, such as unseasonable weather patterns and natural disasters such as hurricanes, which could interrupt the sales patterns and could generate hardships for customers in the effected area, demand for and market acceptance of our existing and future products; new product introductions by our competitors; competitive pressures resulting in lower than expected selling prices; and the volume of orders that are received and that can be fulfilled in a quarter.  Any one or more of these factors could adversely affect us or result in us failing to achieve our expectations as to future sales or operating results.

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

Certain Risks of Conducting Business Abroad

Our Company imports a significant portion of our component parts, including heads, shafts, headcovers, and grips from companies in China and Taiwan.  In addition, we sell our products to certain distributors located outside the United States.  Our international business is currently centered in Canada, Europe, South Africa and Asia, and our management is currently focusing our international efforts through agency and distributor relationships.   International sales accounted for approximately 20% of our net sales for the year ended December 31, 2008 and approximately 17% of our net sales for the year ended December 31, 2007.  Our business is subject to the risks generally associated with doing business abroad, such as foreign government relations, foreign consumer preferences, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and exchange rates in countries in which we purchase components or sell our products.  Recent foreign events, including, without limitation, continuing U.S. military operations and the resulting instability in Iraq, could potentially cause a delay in imports or exports due to heightened security with customs.  In addition, by conducting business abroad, we could be adversely affected by the change in foreign exchange rates amongst the countries and the result could adversely affect our financial condition.

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

Currently, we have potential exposure in our directors' and officers' insurance policy covering the time period of the class action lawsuit described in Item 3, below, where our third layer of coverage for the $5 million layer between $15 million and $20 million is currently being denied by Zurich, as they claim that we did not notify them timely in the class action lawsuit.   On August 7, 2007, TIG Insurance Co ("TIG"), which provided insurance coverage totaling $7.5 million for the layer of exposure between $7.5 million and $15 million, informed us that it was reserving its rights to deny coverage, based on, among other things, certain exclusions in the policy and recent legal authority holding that damages and settlements arising out of Section 11 claims are uninsured losses.  Additionally, our directors' and officers' insurance policy covering the time period of the class action lawsuit has an endorsement that limits the defense costs covered under the policy for the underwriters of the IPO to $1 million, and at this time the underwriters' attorneys have exhausted this $1 million sublimit. As of March 5, 2009, the total amount of outstanding underwriter defense costs was just less than $1.4 million.  To the extent that our Company is liable for any material amounts denied under or in excess of our directors' and officers' insurance, or any other insurance policy for that matter, it could have a material effect on our business and our results of operations.

Risks Associated with the Price of our Common Stock

The SEC has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock currently is less than $5.00 per share and therefore is designated as a "penny stock" according to SEC rules.  Such designation requires any broker or dealer selling such securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

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

Item 2.   Properties.

Our administrative offices and assembly facilities currently occupy approximately 65,000 square feet of space in Plano, Texas.  This facility is leased by us pursuant to a lease agreement expiring in 2013 and may be extended for an additional five years.  We maintain the right to terminate the lease if we move to a larger facility owned by the current lessor.  Additionally, we have a second location for our warehouse facilities occupying another 53,000 square feet of warehouse space in Plano, Texas, conveniently located to our existing administration and assembly facility.  This facility is leased by us pursuant to a lease agreement expiring in 2010.  We believe that our current facilities encompassing both locations will be sufficient for the foreseeable future.

Item 3.   Legal Proceedings.

Beginning in June 1999, the first of seven class action lawsuits was filed against us, certain of our current and former officers and directors, and the three underwriters of our initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our IPO.  In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading.  The operative complaint was filed on January 24, 2006, and it alleges that the prospectus failed to disclose that unauthorized distribution of our products (gray market sales) threatened our long-term profits and that we engaged in questionable sales practices (including double shipping and unlimited rights of return), which threatened post-IPO financial results.  Discovery closed on August 11, 2006.  On November 21, 2006, all summary-judgment briefing was completed.  On December 13, 2006, we learned that the Delaware District Court judge whom the case was set before was elevated to the United States Court of Appeals for the Third Circuit.  On December 15, 2006, we were notified that our case was assigned to the vacant judicial position and that all proceedings had been postponed until a new judge was confirmed.   On February 7, 2008, we were notified that our case was reassigned to Chief Judge Gregory M. Sleet.  The parties participated in a mediation on April 8, 2008, but no resolution has been reached at this time.  The Court heard oral argument on Defendant’s summary-judgment motions on February 20, 2009.  A hearing on the parties’ Daubert motions has been set for May 29, 2009.  The Court set a trial date of October 13, 2009.

The underwriters for the IPO, including Lehman Brothers Holdings Inc. ("LBHI"), are also defendants in the securities class action.  On September 15, 2008, counsel for LBHI advised the District Court that earlier that day defendant LBHI filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Southern District of New York.  Counsel for LBHI also advised the District Court that the automatic-stay provision of Section 362 of the Bankruptcy Code was in effect, enjoining all judicial proceedings against LBHI that were initiated before the Chapter 11 case began.  On September 16, 2008, the District Court administratively closed the case, ordering it to be reopened for further proceedings upon motion by any party to the case no later than thirty days following a disposition of the bankruptcy case.  On September 30, 2008, plaintiffs filed a motion in the District Court to lift the order for administrative closure and lift the stay as to all defendants except LBHI.  The court granted plaintiffs’ motion on November 17, 2008.

We maintain directors' and officers' ("D&O") and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich American Insurance Company, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, Thilman & Filipini, LLC ("T&F"), asserting various causes of action arising out of the T&F's alleged failure to notify Zurich of the class action lawsuit.  On March 18, 2008, the suit against T&F was amended to also name as Defendants certain alleged successor entities to T&F.  All of the Defendants moved to dismiss our lawsuit on the basis that our suit was premature in that we had not been damaged by the alleged conduct of the Defendants because we had not paid any sums in satisfaction of a judgment or settlement of the class action securities litigation.  Those motions were denied pursuant to a Memorandum Opinion and Order dated September 26, 2008.  T&F's successor entities also moved to dismiss the claims brought against them on the grounds that, as purchasers of solely T&F's assets, they could not be held liable for the T&F debts or liabilities.  The Court struck our complaint solely against the successor entity Defendants on the grounds that we had not alleged sufficient facts triggering an exception to the general rule that the purchaser of an entity's assets is not liable for the entity's liabilities and ordered us to replead our claims against the successor entity Defendants.  We must replead our claims before April 7, 2009.  We and T&F have engaged in some preliminary written discovery efforts, but substantial discovery remains to be done.  No trial date has been set.

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

As mentioned above, the underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that we have no current obligation to pay the underwriters' defense costs.  We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws.  The litigation is not at that stage yet.  As of March 5, 2009, the total amount of outstanding underwriter defense costs was just less than $1.4 million.  At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded.  At this time, we cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

Beginning April 2008, we received communications from the Estate of Anthony Antonious that our products infringed an Anthony Antonious patent concerning an aerodynamic metal wood golf club head.  On May 28, 2008, we filed a declaratory judgment lawsuit against the Anthony Antonious Trust in the United States District Court for the Southern District of the State of Ohio, alleging non-infringement of the Antonious patent.  On June 30, 2008, the Estate of Anthony Antonious filed a lawsuit against us in the United States District Court in the State of New Jersey alleging infringement of the patent.  On September 2, 2008 we filed a Request for Ex Parte Reexamination with the United States Patent and Trademark Office (USPTO) requesting that the USPTO reexamine the Antonious patent at issue.  The USPTO issued an Order granting our Request for Ex Parte Reexamination on November 7, 2008 after finding that a substantial new question of patentability affecting the claims had been raised ..   As a result, both the Ohio lawsuit and the New Jersey lawsuit have been stayed pending the outcome of the USPTO’s reexamination proceeding.  At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

Our common stock is currently listed and traded on the Nasdaq Capital Market under the symbol "ADGF"  The prices in the table below represent the quarterly high and low sales price for our common stock as reported by the Nasdaq and, for the periods prior to February 19, 2008, the OTC Bulletin Board.  All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
2008
First Quarter	$10.20	$8.08
Second Quarter	8.80	5.20
Third Quarter	7.42	4.40
Fourth Quarter	5.08	2.65

2007
First Quarter	$9.00	$7.00
Second Quarter	9.64	7.44
Third Quarter	8.80	7.64
Fourth Quarter	9.16	7.60

On February 19, 2008 we completed a one-for-four reverse stock split resulting in our total shares issued and outstanding and outstanding stock options decreasing in a one-to-four ratio.  Our symbol then changed from "ADGO.OB" to "ADGF".  The above table represents values restated as a result of the reverse stock split.  On March 5, 2009, the last reported sale price of the common stock on Nasdaq was $2.90 per share.  At March 5, 2009, we had approximately 890 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

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

Equity Plan Compensation Information:

The following table sets forth information at December 31, 2008, regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	892,982	$0.19	891,160
Equity compensation plans not approved by security holders	—	n/a	—

Total	892,982	$0.19	891,160

Performance Graph

The following performance graph compares the performance of our common stock to the Standard and Poor’s Small Cap 600 index and an industry peer group, selected in good faith, for the period from December 31, 2003, through December 31, 2008.  The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2003 and that all dividends were reinvested. We have paid no dividends.  Performance data is provided for the last trading day closest to year end for each 2003, 2004, 2005, 2006, 2007, and 2008.

COMPARISON OF CUMULATIVE TOTAL RETURNS
Assumes Initial Investment of $100
December 2008

Company	December 2003	December 2004	December 2005	December 2006	December 2007	December 2008
Adams Golf, Inc.	100.00	197.15	169.00	277.43	316.90	105.63
S&P Small Cap 600	100.00	122.65	132.07	152.03	151.59	104.47
Peer Group A (1)	100.00	91.86	98.64	99.38	122.65	64.12

(1)	Peer Group consists of Callaway Golf Company, Aldila, Inc. and Cutter & Buck Inc.

Purchase of Equity Securities:

The following table furnishes information regarding our purchase of shares of our common stock during the fourth quarter ended December 31, 2008.

	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of shares Purchased as a Part of Publically Announced Plans	Maximum Number of Shares that May yet be Purchased Under the Plan
October 1 to October 31, 2008	—	—	—	—
November 1 to November 30, 2008	6,794	$3.51	—	—
December 1 to December 31, 2008	9,500	$2.90	—	—
Total	16,294	$3.15	—	—

(1) These shares were purchased pursuant to our 2002 Equity Incentive Plan.

Item 6.   Selected Financial Data.

The selected financial data presented below is derived from our consolidated financial statements for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.  The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and related notes, and other financial information included elsewhere in this document.

	Year Ended December 31,

	2008	2007	2006	2005	2004
	(in thousands, except per share data)

Consolidated Statements of Operations Data:

Net sales	$91,451	$94,604	$76,030	$56,424	$56,762

Operating income / (loss)	(1,422)	4,106	3,440	2,045	3,100

Net income / (loss)	$(1,459)	$9,401	$9,000	$3,240	$3,078

Income / (loss) per common share (1) :
Basic	$(0.23)	$1.54	$1.54	$0.57	$0.55
Diluted	$(0.23)	$1.32	$1.24	$0.47	$0.47

Weighted average common shares (1):

Basic	6,413	6,095	5,830	5,684	5,639

Diluted	7,368	7,134	7,232	6,951	6,536

Consolidated Balance Sheet Data:

Total assets	$67,056	$71,186	$55,603	$44,102	$38,378

Total debt (including current maturities)	—	—	—	—	—

Stockholders' equity	$50,314	$53,299	$41,869	$32,127	$26,438
_______________________________

(1)	See Note 1 (k) of Notes to Consolidated Financial Statements for information concerning the calculation of income / (loss) per common share and weighted average common shares outstanding.

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

Key Performance Indicators

Our management team has defined and tracks performance against several key sales, operational and balance sheet performance indicators.  Key sales performance indicators include, but are not limited to, the following:

—	Daily sales by product group
—	Daily sales by geography
—	Sales by customer channel
—	Gross margin performance
—	Market share by product at retail
—	Inventory share by product at retail

Tracking these sales performance indicators on a regular basis allows us to understand whether we are on target to achieve our internal sales plans.

Key operational performance indicators include, but are not limited to, the following:

—	Product returns (dollars and percentage of sales)
—	Product credits (dollars and percentage of sales)
—	Units shipped per man-hour worked
—	Orders shipped on time
—	Expenses by department
—	Inbound and outbound freight cost by mode (dollars and dollars per unit)
—	Inbound freight utilization by mode (ocean vs air)
—	Vendor purchase order cycle time

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

Results of Operations

The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	59.0	57.7	55.6
Gross profit	41.0	42.3	44.4

Operating expenses:
Research and development expenses	4.1	3.9	3.4
Selling and marketing expenses	28.6	25.1	26.0
General and administrative expenses	9.8	8.9	10.4
Total operating expenses	42.5	37.9	39.8

Operating income / (loss)	(1.5)	4.4	4.6

Interest income, net	0.0	0.3	0.2
Other income / (loss), net	(0.1)	0.2	—
Income before income taxes	(1.6)	4.9	4.8
Income tax expense (benefit)	0.0	(5.0)	(7.0)
Net income / (loss)	(1.6)%	9.9%	11.8%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Total net sales decreased to $91.4 million for the year ended December 31, 2008 from $94.6 million for the comparable period of 2007.  Our sales were primarily driven by the product launches of the Insight XTD drivers and hybrid-fairway woods, the Idea a3 and a3 OS irons and the recent launch of the Tech a4 and a4 OS irons, hybrids, drivers and hybrid-fairway woods.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from one to three years.

Net sales of irons decreased to $57.1 million, or 62.5% of total net sales for the year ended December 31, 2008 from $63.3 million, or 66.9% of total net sales, for the comparable period of 2007.  The decrease was primarily generated from the decline in year over year net sales of the a2 and a2 OS irons and a decline in the overall market activity.  Current period iron net sales primarily resulted from the Idea a3 and a3 OS irons coupled with a smaller portion of sales resulting from the recently launched Tech a4 and a4 OS irons, Tech OS irons and integrated iron sets while the prior period net sales primarily resulted from the Idea a2 and a2 OS irons, Tech OS irons and integrated iron sets.

Net sales of drivers increased to $11.3 million, or 12.3% of total net sales, for the year ended December 31, 2008 from $10.5 million, or 11.1% of total net sales, for the comparable period of 2007.  A large portion of the driver net sales for the year ended December 31, 2008 were generated by the Insight XTD driver, which was introduced in the first quarter of 2008 and the Tech a4 driver which was launched in the third quarter of 2008, while prior period net sales were driven by the Insight driver, which was launched in the first quarter of 2007.

Net sales of fairway woods increased to $22.3 million, or 24.4% of total net sales, for the year ended December 31, 2008, from $18.4 million, or 19.5% of total net sales, for the comparable period of 2007.  Net sales for the year ended December 31, 2008 were generated from Insight Tech a4 and a4 OS hybrids and hybrid-fairway woods, Insight XTD hybrid-fairway woods and Idea a3 and a3 OS, Idea a2 and a2 OS, Idea Pro Gold and Tech OS I-woods.  Net sales for the year ended December 31, 2007 were generated from Insight fairway woods and Idea a2 and a2 OS, Idea Pro and Tech OS I-woods.

We were dependent on four customers, which collectively comprised approximately 24% of net sales for the year ended December 31, 2008.  Of these, two customers individually represented greater than 5% but less than 10% of net sales and no customer represented greater than 10% of net sales.  Should these customers or our other customers fail to meet their obligations to us, including, but not limited to, due to the effect of the global economic recession and credit crisis on such customers, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the United States increased to $18.1 million, or 19.8% of total net sales, from $16.0 million, or 16.9% of total net sales, for the year ended December 31, 2008 and 2007, respectively.  Net sales resulting from countries outside the United States and Canada increased to 6.5% of total net sales for the year ended December 31, 2008 from 6.0% for the comparable period of 2007.

Cost of goods sold increased to $54.0 million, or 59.0% of total net sales, for the year ended December 31, 2008 from $54.6 million, or 57.7% of total net sales, for the comparable period of 2007.  The increase as a percentage of total net sales is primarily due to changes in the product mix and increases in some component pricing as well as increases in inbound raw material freight costs driven by increased fuel costs over the majority of 2008.

Selling and marketing expenses increased to $26.2 million for the year ended December 31, 2008 from $23.8 million for the comparable period in 2007.  The increase is primarily the result of an increase in marketing expenses of $0.8 million, tour player expenses of $1.8 million and a reduction in compensation expense of $0.5 million.

General and administrative expenses increased to $8.9 million for the year ended December 31, 2008 from $8.4 million for the comparable period in 2007 primarily related to increases in public company expenses and bad debt expenses of $1.2 million offset by a reduction in compensation expense of $1.3 million.

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $3.8 million for the year ended December 31, 2008 from $3.7 million for the comparable period in 2007.

Other income decreased to $(0.1) million for the year ended December 31, 2008 from $0.3 million for the comparable period in 2007, when we were awarded a breakup fee from our participation in the bidding process for a potential acquisition of a competitive golf club manufacturer.

Income tax benefit decreased to $0 for the year ended December 31, 2008 from an income tax benefit of $4.7 million for the comparable period in 2007.  The income tax benefit in 2007 was attributable to our management's assessment of the realizability of our existing deferred tax asset and the recording of a deferred tax benefit during 2007.

Due to the changes in economic conditions of the industry as a whole, we are continuing to look deeper into areas where expenditures can be potentially reduced to levels relative to the revenues generated during these economic times in order to better sustain our growth and financial position.

Our inventory balances were approximately $33.6 million and $28.7 million at December 31, 2008 and December 31, 2007, respectively.  The increase in inventory levels is primarily due to purchases received prior to the end of the year related to the upcoming product launch for first quarter of 2009 along with slower than anticipated sales resulting from a sluggish economy during the year ended December 31, 2008.

Our net accounts receivable balances were approximately $14.7 million and $18.0 million at December 31, 2008 and December 31, 2007, respectively.  The decrease is primarily due to timing of product launches as well as slower than anticipated sales resulting from the sluggish economy during the year ended December 31, 2008.

Our accounts payable balances were approximately $9.5 million and $9.2 million at December 31, 2008 and December 31, 2007, respectively.  The increase in accounts payable is primarily associated with purchases of inventory made at the end of the year related to the upcoming product launch for the first quarter of 2009.

Our accrued liabilities balances were approximately $7.3 million and $8.7 million at December 31, 2008 and December 31, 2007, respectively.  The decrease in accrued liabilities is primarily associated with the seasonality of the business of our advertising accruals, sales reserve accruals and deferred revenues along with decreased compensation expenses.

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

Net sales of irons increased to $63.3 million, or 66.9% of total net sales for the year ended December 31, 2007 from $51.6 million, or 67.9% of total net sales, for the comparable period of 2006.  The increase was primarily generated from the net sales of the recently launched Idea a3 and a3 OS irons coupled with the continued sales of the Idea a2 and a2 OS irons and integrated iron sets while the prior period net sales primarily resulted from the Idea a2 and a2 OS irons and integrated iron sets.

Net sales of drivers increased to $10.5 million, or 11.1% of total net sales, for the year ended December 31, 2007 from $7.3 million, or 9.6% of total net sales, for the comparable period of 2006.  A large portion of the driver net sales for the year ended December 31, 2007 were generated by the Insight driver, which was introduced in the first quarter of 2007, while prior period net sales were driven by the Redline RPM product line.

Net sales of fairway woods increased to $18.4 million, or 19.5% of total net sales, for the year ended December 31, 2007, from $14.8 million, or 19.5% of total net sales, for the comparable period of 2006.  Net sales for the year ended December 31, 2007 were generated from Insight fairway woods and Idea a3 and a3 OS, Idea a2 and a2 OS, Idea Pro and Tech OS I-woods.  Net sales for the same period of 2006 were generated from RPM LP fairway woods, Idea a2 and a2 OS I-woods and Original Tight Lies fairway woods.

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

General and administrative expenses increased to $8.4 million for the year ended December 31, 2007 from $7.9 million for the comparable period in 2006 primarily related to increases in compensation expenses.

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

Disclosure of Contractual Obligations

We are obligated to make future payments under various contracts, including equipment capital leases and operating leases.  We do not have any long-term debt or purchase commitment obligations.  The following table summarized our contractual obligations at December 31, 2008, reported by maturity of obligation.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	32,824	14,616	18,208	—	—
Operating Lease Obligations	2,556,165	640,722	1,198,958	716,485	—
Purchase Obligations	—	—	—	—	—
Other Long-term Liabilities Reflected on the Registrant's Balance sheet under GAAP	—	—	—	—	—

Total	$2,588,989	$655,338	$1,217,166	$716,485	—

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

Cash and cash equivalents decreased to $6.0 million at December 31, 2008 compared to $11.3 million at December 31, 2007.  During the period, accrued expenses and accounts payable decreased $1.2 million partially coupled with an increase in inventory of $4.9 million offset by a decrease in accounts receivable of $1.7 million.

In November 2007, we signed a revolving credit agreement with Wachovia Bank, National Association to provide up to $15.0 million in short term debt with the option to increase to $30 million.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio, but only when we have an outstanding balance on the facility.  Interest on outstanding balances accrues at a rate of Libor plus 1.75% and is payable monthly.  As of March 5, 2009, we had $2.0 million of outstanding borrowings on our credit facility and are in compliance with terms of our agreement.   In October 2008, Wells Fargo announced plans to acquire Wachovia Bank, NA.  and closed the acquisition at the end of 2008.  The transaction will result in the merger of Wachovia Bank into Wells Fargo with Wells Fargo being the surviving institution.  Wells Fargo, as successor to Wachovia Bank, would become the lender under our existing line of credit and be subject to all of the terms and conditions thereof.

Working capital decreased at December 31, 2008 to $38.5 million compared to $42.3 million at December 31, 2007.   Approximately 27% of our current assets were comprised of accounts receivable at December 31, 2008.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability and to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  Given the current global economic recession and credit crisis, we believe that more customers may request payment terms and we expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect a significant portion of the trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under our credit facility, we would be required to obtain additional financing, which may not be available at all or in the full amounts necessary, or limit expenditures to the extent of available cash on hand, all of which could adversely effect our current growth plans and result in a material adverse effect on our results of operations, financial condition and/or liquidity.

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

   Revenue Recognition

We recognize revenue when the product is shipped.  At that time, the title and risk of loss transfer to the customer and collectability is reasonably assured.  Collectability is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.  If collectability decreases significantly, including but not limited to, due to the current global economic recession, our revenue would be adversely affected.  Additionally, an estimate of product returns and warranty costs are recorded when revenue is recognized.  Estimates are based on historical trends taking into consideration current market conditions, customer demands and product sell through.  We also record estimated reductions in revenue for sales programs such as co-op advertising and spiff incentives.  Estimates in the sales program accruals are based on program participation and forecast of future product demand.  If actual sales returns and sales programs significantly exceed the recorded estimated allowances, our sales would be adversely affected.  We recognize deferred revenue as a result of sales that have extended terms and a right of return of the product under a specified program.  Once the product is paid for and all revenue recognition criteria have been met, we record revenue.

   Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification.  We evaluate each individual customer and measure various key aspects of the customer such as, but not limited to, their overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items.  From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the appropriate reserve requirements.   Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances which remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We generally do not require collateral.  Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more customers' financial strength.  While only two customers represent greater than 5% but less than 10% of net sales and no customer represents greater than 10% of net sales for the year ended December 31, 2008, if a combination of customers were to become financially impaired, our financial results could be severely affected.

  Product Warranty

Our golf equipment is sold under warranty against defects in material and workmanship for a period of one year.  An allowance for estimated future warranty costs is recorded in the period products are sold.  In estimating our future warranty obligations, we consider various relevant factors, including our stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product.  Accounting for product warranty reserve could be adversely affected if one or more of our products were to fail (i.e. broken shaft, broken head, etc) to a significant degree above and beyond our historical product failure rates, which determine the product warranty accruals.

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

   Impairment of Long-Lived Assets

We have reviewed long-lived assets and certain identifiable intangibles according to the guidance in SFAS ("Statement of Financial Accounting Standards") 144 for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the years ended December 31, 2008 and 2007, there were no impairments of long-lived assets.

New Accounting Pronouncements

Any new accounting pronouncements have been listed in Note 1 (f) of the Consolidated Financial Statements which is incorporated herein by this reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

In the normal course of doing business, we are exposed to market risk through changes in interest rates with respect to our cash equivalents.  Cash and cash equivalents at December 31, 2008, were $5,960,000.  The average interest rate earned for the year end December 31, 2008, was 3.79%.

Additionally, we are exposed to interest rate risk from our Line of Credit (see Item 7 - Management Discussion and Analysis, Liquidity and Capital Resources). Outstanding borrowings accrue interest, at the Libor rate plus 1.75%. Our company would then be exposed to changes in the Libor rate.  As of March 5, 2009, we had $2.0 million of outstanding borrowings on our credit facility.

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

Evaluation of Internal Controls over Financial Reporting and Disclosure Controls and Procedure

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal controls over financial reporting as of December 31, 2008, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on the results of the assessment, management concluded that as of December 31, 2008, our internal controls over financial reporting are effective.   There were no material changes to our Internal Controls Over Financial Reporting during the year ended December 31, 2008, that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

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

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding Internal Controls Over Financial Reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting of the Stockholders to be held on or about May 28, 2009, to be distributed to the stockholders on or before April 30, 2009 ("the 2008 Proxy Statement") under the respective captions, "Elections of Directors," "Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" and "Management-Executive Officers."

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

Item 11.   Executive Compensation.

The information required by this Item is incorporated by reference to our 2009 Proxy Statement under the caption "Management-Compensation of Executive Officers."

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our 2009 Proxy Statement under the caption "Stock Ownership-Beneficial Ownership of Certain Stockholders, Directors and Executive Officers."

Item 13.   Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to our 2009 Proxy Statement under the captions "Management-Employment Contracts and Change in Control Agreements," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

Item 14.   Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our 2009 Proxy Statement under "Committees of Board of Directors; Meetings."

PART IV

Item 15.   Exhibits, Financial Statement Schedule.

(a)  The following documents are filed as a part of this report following the signature page:

(1)  Consolidated Financial Statements

Item	Page

Index to Consolidated Financial Statements and Related Financial Statement Schedule	F-1
Report of Independent Registered Public Accounting Firm	F-2 - F-3
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-4
Consolidated Statements of Operations for the Years ended December 31, 2008, 2007 and 2006	F-5
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2008, 2007 and 2006	F-6 - F-7
Consolidated Statements of Cash Flows for the Years ended December 31, 2008, 2007 and 2006	F-8
Notes to Consolidated Financial Statements	F-9 - F-26

(2) Financial Statement Schedule

Our financial statement schedule for the years ended December 31, 2008, 2007 and 2006 is filed as part of this Annual Report and should be read in conjunction with our Consolidated Financial Statements.

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

Exhibit	Description	Location

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed on February 14, 2008	Incorporated by reference to 2007 Form 10-K (Exhibit 3.2)

Exhibit 3.3	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Stock Incentive Plan for Adams Golf, Inc.	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-112622 (Exhibit 4.7)

Exhibit 10.1	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2003 Form 10-K (Exhibit 10.12)

Exhibit 10.2*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2004 Form 10-K (Exhibit 10.17)

Exhibit 10.3*	Asset Purchase Agreement of Women’s Golf Unlimited	Incorporated by reference to 2006 Form 10-K (Exhibit 10.11)

Exhibit 10.4	Change of Control - Eric Logan	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended June 30, 2007 (Exhibit 10.8)

Exhibit 10.5	Revolving line of Credit between Adams Golf, Inc and Wachovia Bank, National Association	Incorporated by reference to the Report on From 8-K dated November 13, 2007 (Exhibit 10.1)

Exhibit 10.6*	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to 2007 Form 10-K (Exhibit 10.8)

Exhibit 10.7	Commercial Lease Agreement dated December 15, 2007, between MDN/JSC -II Limited and the Company	Incorporated by reference to 2007 Form 10-K (Exhibit 10.9)

Exhibit 10.8	Commercial Lease Agreement dated April 10, 2008, between CLP Properties Texas, L.P. and the Company	Incorporated by reference to the Report on From 8-K dated April 15, 2008 (Exhibit 10.1)

Exhibit 10.9	Employment Agreement - Byron (Barney) H. Adams	Incorporated by reference to the Report on From 8-K dated January 12, 2009 (Exhibit 10.1)

Exhibit 21.1	Subsidiaries of the Registrant	Included in this filing

Exhibit 23.1	Consent of KBA Group LLP	Included in this filing

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

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

ADAMS GOLF, INC., a Delaware corporation

Date: March 11, 2009	By:	/S/ B.H. (BARNEY) ADAMS
B.H. (Barney) Adams, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2009	By:	/S/ B.H. (BARNEY) ADAMS
B.H. (Barney) Adams, Chairman of the Board

Date: March 11, 2009	By:	/S/ OLIVER G. BREWER III
Oliver G. (Chip) Brewer III
Chief Executive Officer, President and Director

Date: March 11, 2009	By:	/S/ ERIC T. LOGAN
Eric Logan
Chief Financial Officer
(Principal Financial Officer)

Date: March 11, 2009	By:	/S/ PAMELA J. HIGH
Pamela J. High
Controller
(Principal Accounting Officer)

Date: March 11, 2009	By:	/S/ MARK R. MULVOY
Mark R. Mulvoy
Director

Date: March 11, 2009	By:	/S/ ROBERT D. ROGERS
Robert D. Rogers
Director

Date: March 11, 2009	By:	/S/ RUSSELL L. FLEISCHER
Russell L. Fleischer
Director

Date: March 11, 2009	By:	/S/ JOSEPH R. GREGORY
Joseph R. Gregory
Director

Date: March 11, 2009	By:	/S/ JOHN M. GREGORY
John M. Gregory
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND RELATED FINANCIAL STATEMENT SCHEDULE

Page
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the Years ended December 31, 2008, 2007 and 2006	F-4

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2008, 2007 and 2006	F-5 - F-6

Consolidated Statements of Cash Flows for the Years ended December 31, 2008, 2007 and 2006	F-7

Notes to Consolidated Financial Statements	F-8 - F-26

Financial Statement Schedule

Our financial statement schedule for the years ended December 31, 2008, 2007 and 2006 is filed as part of this Report and should be read in conjunction with our Consolidated Financial Statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Adams Golf, Inc.

We have audited the accompanying consolidated balance sheets of Adams Golf, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule appearing under Item 15 for each of the years in the three-year period ended December 31, 2008.  The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Golf, Inc. and subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule for each of the years in the three-year period ended December 31, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment".

/S/ KBA GROUP LLP
Dallas, Texas
March 11, 2009

ADAMS GOLF, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$5,960	$11,265
Trade receivables, net	14,743	18,009
Inventories, net	33,611	28,745
Prepaid expenses	908	743
Other current assets	29	1,432
Total current assets	55,251	60,194

Property and equipment, net	1,210	1,046
Deferred tax asset – non current	10,228	8,877
Other assets	367	1,069
	$67,056	$71,186

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$9,471	$9,205
Accrued expenses and other current liabilities	7,253	8,682
Total current liabilities	16,724	17,887
Other liabilities	18	--
Total liabilities	16,742	17,887

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 1,250,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 12,500,000 shares; 6,909,866 and 6,547,847 shares issued and 6,498,929 and 6,221,724 shares outstanding at December 31, 2008 and 2007, respectively	7	7
Additional paid-in capital	92,701	91,737
Accumulated other comprehensive income	565	2,555
Accumulated deficit	(38,205)	(36,746)
Treasury stock, 410,937 common shares at December 31, 2008 and 326,123 common shares at December 31, 2007, at cost	(4,754)	(4,254)
Total stockholders' equity	50,314	53,299

Commitments and contingencies
	$67,056	$71,186

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,

	2008	2007	2006

Net sales	$91,451	$94,604	$76,030
Cost of goods sold	53,981	54,608	42,304
Gross profit	37,470	39,996	33,726

Operating expenses:
Research and development expenses	3,758	3,698	2,607
Selling and marketing expenses	26,205	23,772	19,800
General and administrative expenses	8,929	8,420	7,879
Total operating expenses	38,892	35,890	30,286
Operating income/(loss)	(1,422)	4,106	3,440

Other income (expense):
Interest income	122	286	201
Interest expense	(100)	(1)	(3)
Other	(63)	264	35
Income/(loss) before income taxes	(1,463)	4,655	3,673
Income tax expense(benefit)	(4)	(4,746)	(5,327)
Net income/(loss)	$(1,459)	$9,401	$9,000

Income/(loss) per common share:
Basic	$(0.23)	$1.54	$1.54
Diluted	$(0.23)	$1.32	$1.24

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

Years ended December 31, 2008, 2007 and 2006

	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income (Loss)	Deficit	Income	Stock	Equity

Balance, December 31, 2005	5,867,914	$6	$89,516	$888	$(55,147)		$(3,136)	$32,127
Comprehensive income:
Net income	—	—	—	—	9,000	$9,000	—	9,000
Other comprehensive income/(loss), net of tax:
Unrealized loss on foreign currency translation	—	—	—	(1)	—	(1)	—	(1)
Comprehensive income	—	—	—	—	—	$8,999	—	—
Stock options exercised	355,893	—	15	—	—		—	15
Treasury stock purchased	—	—	—	—	—		(390)	(390)
Amortization of deferred compensation	—	—	1,118	—	—		—	1,118
Balance, December 31, 2006	6,223,807	6	90,649	887	(46,147)		(3,526)	41,869
Comprehensive income:
Net income	—	—	—	—	9,401	$9,401	—	9,401
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation	—	—	—	1,668	—	1,668	—	1,668
Comprehensive income	—	—	—	—	—	$11,069	—	—
Stock options exercised	324,040	1	42	—	—		—	43
Treasury stock purchased	—	—	—	—	—		(728)	(728)
Amortization of deferred compensation	—	—	1,046	—	—		—	1,046
Balance, December 31, 2007	6,547,847	$7	$91,737	$2,555	$(36,746)		$(4,254)	$53,299

(continued)

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

Years ended December 31, 2008, 2007 and 2006

	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income (Loss)	Deficit	(Loss)	Stock	Equity

Balance, December 31, 2007	6,547,847	$7	$91,737	$2,555	$(36,746)		$(4,254)	$53,299
Comprehensive income:
Net loss	—	—	—	—	(1,459)	$(1,459)	—	(1,459)
Other comprehensive loss, net of tax:
Unrealized loss on foreign currency translation	—	—	—	(1,990)	—	(1,990)	—	(1,990)
Comprehensive loss	—	—	—	—	—	$(3,449)	—	—
Stock options exercised	200,919	—	8	—	—		—	8
Issuance of restricted stock	161,365	—	—	—	—		—	—
Stock retired	(265)	—	—	—	—		—	—
Treasury stock purchased	—	—	—	—	—		(500)	(500)
Amortization of deferred compensation	—	—	956	—	—		—	956
Balance, December 31, 2008	6,909,866	$7	$92,701	$565	$(38,205)		$(4,754)	$50,314

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income/(loss)	$(1,459)	$9,401	$9,000
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	578	460	335
Amortization of deferred compensation	956	1,046	1,118
Provision for doubtful accounts	1,539	316	853
Provision for deferred income taxes	—	(4,826)	(5,402)
Changes in operating assets and liabilities:
Trade receivables	1,727	(4,772)	(236)
Inventories	(4,866)	(4,094)	(8,500)
Prepaid expenses	(165)	(57)	68
Other current assets	52	(61)	7
Other assets	557	531	525
Accounts payable	266	2,934	1,580
Accrued expenses and other current liabilities	(1,449)	1,242	195
Other liabilities	—	—	—
Net cash provided by (used in) operating activities	(2,264)	2,120	(457)
Cash flows from investing activities:
Purchase of equipment	(552)	(653)	(403)
Purchase of intangible assets	—	(600)	—
Net cash used in investing activities	(552)	(1,253)	(403)
Cash flows from financing activities:
Principal payments under capital lease obligation	(11)	(22)	(35)
Exercise of stock options	8	43	15
Treasury stock purchase	(500)	(728)	(390)
Debt financing costs	4	(35)	(4)
Net cash used in financing activities	(499)	(742)	(414)

Effects of exchange rate changes	(1,990)	1,668	(1)
Net increase (decrease) in cash and cash equivalents	(5,305)	1,793	(1,275)
Cash and cash equivalents at beginning of the year	11,265	9,472	10,747
Cash and cash equivalents at end of the year	$5,960	$11,265	$9,472
Supplemental disclosure of cash flow information:
Interest paid	$101	$1	$3
Income taxes paid	$9	$65	$75
Supplemental disclosure of non-cash investing and financing activities Equipment financed with capital lease	$44	$—	$23

See accompanying notes to consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies

(a) General

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels.  Our recently launched products include Speedline drivers and hybrid fairway woods, Idea Tech a4 and a4 OS I-woods and irons, Idea a3 and a3 OS I-woods and irons, Idea Pro Gold I-woods and irons and Insight Tech a4 and a4 OS drivers and hybrid-fairway woods.  We also continue to develop new products for certain of our older product lines that include RPM family drivers and fairway woods and irons, the Ovation family of drivers, fairway woods and irons, Tom Watson signature wedges and under the name of Women's Golf Unlimited, the Lady Fairway and Square 2 brands.  We continue to sell from certain older product lines the Insight XTD A3 & A3 OS drivers and hybrid-fairway woods, Idea a2 and a2 OS irons, Idea Tech OS I-woods and irons, Idea a2 and a2 OS, the Tight Lies family of fairway woods, the Puglielli series of wedges, and certain accessories.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Inventories

Inventories are valued at the lower of cost or market and primarily consist of finished golf clubs and component parts.  Cost is determined using the first-in, first-out method.  The inventory balance, which includes material, labor, assembly overhead costs and inbound freight, is recorded net of an estimated allowance for obsolete inventory.  The estimated allowance for obsolete inventory is based upon management's understanding of market conditions and forecasts of future product demand.  Accounting for inventories could result in material adjustments if market conditions and future demand estimates are significantly different than original assumptions, causing the reserve for obsolescence to be materially adversely affected.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies (continued)

(c) Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification.  We evaluate each individual customer and measure various key aspects of the customer such as, but not limited to, their overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items.  From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods and evaluate economic conditions to determine the appropriate reserve requirements.   Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances which remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We generally do not require collateral.  The allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more customers' financial strength.  While only two customers represent greater than 5% but less than 10% of net sales and no customer represents greater than 10% of net sales for the year ended December 31, 2008, if a combination of customers were to become financially impaired, including, but not limited to, due to the current global economic recession and credit crisis, our financial results could be severely affected.

(d) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years.  Maintenance and repairs are expensed as incurred.  Significant replacements and betterments are capitalized.

(e) Revenue Recognition

We recognize revenue when the product is shipped.  At that time, the title and risk of loss transfer to the customer and collectability is reasonably assured.  Collectability is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.  If our assessment of collectability decreases significantly , because of factors resulting from the current global economic recession, our revenue would be adversely affected.  Additionally, an estimate of product returns and warranty costs are recorded when revenue is recognized.  Estimates are based on historical trends taking into consideration current market conditions, customer demands and product sell through.  We also record estimated reductions in revenue for sales programs such as co-op advertising and spiff incentives.  Estimates in the sales program accruals are based on program participation and forecast of future product demand.  If actual sales returns and sales programs significantly exceed the recorded estimated allowances, our sales would be adversely affected.  We recognize deferred revenue as a result of sales that have extended terms and a right of return of the product under a specified program.  Once the product is paid for and all revenue recognition criteria have been met, we record revenue.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies (continued)

(f) New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations - an amendment of FASB Statement No. 141, which defines the acquirer in a business combination and discusses reporting of the acquisition method of accounting for transactions.  We will adopt the provisions of this standard in the first quarter of 2009; we expect the adoption of this standard to have no impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Accounting for Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51, which establishes standards for reporting and comparability of consolidated financial statements, specifically as it relates to noncontrolling interests.  We adopted the provisions of this standard in the fourth quarter of 2008; the adoption of this standard had no impact on the consolidated financial statements.

In 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133, which provides guidance on enhanced disclosures for derivative and hedging activities.  We adopted the provisions of this standard in the fourth quarter of 2008; the adoption of this standard had no impact on the consolidated financial statements.

(g) Research and Development

Research and development costs consist of all costs incurred in planning, designing and testing of golf equipment, including salary costs related to research and development.  These costs are expensed as incurred.  Our research and development expenses were approximately $3,758,000, $3,698,000 and $2,607,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

(h) Advertising Costs

Advertising costs, included in selling and marketing expenses on the accompanying consolidated statements of operations, other than direct commercial costs, are expensed as incurred and totaled approximately $6,559,000, $5,732,000 and $5,631,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies (continued)

(i) Product Warranty

Our golf equipment is sold under warranty against defects in material and workmanship for a period of one year.  An allowance for estimated future warranty costs is recorded in the period products are sold.  In estimating our future warranty obligations, we consider various relevant factors, including our stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product.  Accounting for product warranty reserve could be adversely affected if one or more of our products were to fail (i.e. broken shaft, broken head, etc) to a significant degree above and beyond our historical product failure rates, which determine the product warranty accruals.

	Beginning Balance	Charges for Warranty Claims	Estimated Accruals	Ending Balance
Year ended December 31, 2008	$337	(697)	882	$522
Year ended December 31, 2007	$389	(543)	491	$337

(j) Income Taxes

We account for income taxes in accordance with FAS No. 109, "Accounting for Income Taxes" ("FAS 109") as clarified by FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes ("FIN 48").   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is "more likely than not", according to the criteria of FAS 109, that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses through December 31, 2002 and other deferred tax assets will be realized.   However, due to our recent earnings history, we have concluded that it is more likely than not that a portion of the deferred tax asset will be realized.  We have recognized a valuation allowance equal to a portion of the deferred income tax asset for which realization is uncertain

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(Tables in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies (continued)

(k) Income/(Loss) Per Share

The weighted average common shares used for determining basic and diluted loss per common share were 6,413,054 for the year ended December 31, 2008.  The effect of all options to purchase shares of our common stock for the year ended December 31, 2008 were excluded from the calculation of dilutive shares as the effect of inclusion would have been antidilutive.

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

(m) Impairment of Long-Lived Assets

We follow the guidance in SFAS ("Statement of Financial Accounting Standards") 144 in reviewing long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the years ended December 31, 2008, 2007 and 2006, there was no impairment of long-lived assets.

(n) Comprehensive Income / (Loss)

Comprehensive income / (loss) consists of net income / (loss) and unrealized gains and losses, net of related tax effect, on foreign currency translation adjustments.

(o) Cash and Cash Equivalents

We consider all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

(r)  Stock-Based Compensation

In May 2002, we adopted the 2002 Equity Incentive Plan (the “Plan”) for employees, outside directors and consultants.  The Plan allows for the granting of up to 625,000 shares of our common stock at the inception of the Plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this Plan, and additional shares as defined in the Plan.  At December 31, 2008,  892,982 outstanding options had been granted with exercise prices ranging from $0.04 to $4.80 per share at the date of grant.  The requisite service periods for the options to vest vary from six months to four years and the options expire ten years from the date of grant.  At December 31, 2008, 891,160 shares remain available for grant, including forfeitures.

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

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(Tables in thousands, except share and per share amounts)

(2)   Trade Receivables, net

Trade receivables consist of the following at December 31, 2008 and 2007:

	2008	2007

Trade receivables	$16,064	$18,521
Allowance for doubtful accounts	(1,321)	(512)

	$14,743	$18,009

(3)   Inventories

Inventories consist of the following at December 31, 2008 and 2007:

	2008	2007

Finished goods	$20,226	$16,887
Component parts	13,385	11,858

	$33,611	$28,745

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of the following: purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit after work in process is completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory.  At December 31, 2008 and 2007, inventories included $821,000 and $865,000 of consigned inventory, respectively, and $197,000 and $189,000 of inventory obsolescence reserves, respectively.

(4)   Property and Equipment, net

Property and equipment consist of the following at December 31, 2008 and 2007:

	2008	2007

Equipment	$2,442	$2,296
Computers and software	7,716	7,924
Furniture and fixtures	940	770
Leaseholds improvements	182	188
Accumulated depreciation and amortization	(10,070)	(10,132)

	$1,210	$1,046

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(Tables in thousands, except share and per share amounts)

(5)   Other Current and Non-Current Assets

Other current assets, net, consist of the following at December 31, 2008 and 2007:

	2008	2007

Maintenance agreements	29	81
Deferred tax asset	—	1,351

	$29	$1,432

We have a deferred tax asset of $10.2 million recorded, of which the short term portion has been reclassified as long term during the year ended December 31, 2008 and reported as a deferred tax asset non-current in the non-current asset section of the balance sheet.  This amount represents what we believe to be an estimate of future usage of our carry back; the remaining asset has an existing valuation allowance applied to it.  At December 31, 2008, we had net operating loss carryforwards for federal, foreign and state income tax purposes of approximately $37 million and tax credit carryforwards of $0.3 million, which are available to offset future taxable income through 2028.

Other assets, net, consist of the following at December 31, 2008 and 2007:

	2008	2007

Deposits	$6	$23
Long term endorsements	—	540
Other, including intangible assets purchased	361	506

	$367	$1,069

(6)   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2008 and 2007:

	2008	2007

Payroll and commissions	$447	$2,707
Product warranty expense and sales returns	1,641	1,611
Professional services	7	23
Accrued inventory	1,021	971
Accrued sales promotions	274	390
Deferred revenue	1,429	1,538
Other	2,434	1,442

	$7,253	$8,682

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(Tables in thousands, except share and per share amounts)

(7)  Commitments and Contingencies

We are obligated under certain noncancellable operating leases for assembly, warehouse and office space. A summary of the minimum rental commitments under noncancellable leases is as follows:

Years ending
December 31,

2009	641
2010	629
2011	570
2012	430
2013	286

$2,556

Rent expense was approximately $703,000, $650,000 and $602,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Beginning in June 1999, the first of seven class action lawsuits was filed against us, certain of our current and former officers and directors, and the three underwriters of our initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our IPO.  In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading.  The operative complaint was filed on January 24, 2006, and it alleges that the prospectus failed to disclose that unauthorized distribution of our products (gray market sales) threatened our long-term profits and that we engaged in questionable sales practices (including double shipping and unlimited rights of return), which threatened post-IPO financial results.  Discovery closed on August 11, 2006.  On November 21, 2006, all summary-judgment briefing was completed.  On December 13, 2006, we learned that the Delaware District Court judge whom the case was set before was elevated to the United States Court of Appeals for the Third Circuit.  On December 15, 2006, we were notified that our case was assigned to the vacant judicial position and that all proceedings had been postponed until a new judge was confirmed.   On February 7, 2008, we were notified that our case was reassigned to Chief Judge Gregory M. Sleet.  The parties participated in a mediation on April 8, 2008, but no resolution has been reached at this time.  The Court heard oral argument on Defendant’s summary-judgment motions on February 20, 2009.  A hearing on the parties’ Daubert motions has been set for May 29, 2009.  The Court set a trial date of October 13, 2009.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(Tables in thousands, except share and per share amounts)

(7)  Commitments and Contingencies (continued)

The underwriters for the IPO, including Lehman Brothers Holdings Inc. ("LBHI"), are also defendants in the securities class action.  On September 15, 2008, counsel for LBHI advised the District Court that earlier that day defendant LBHI filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Southern District of New York.  Counsel for LBHI also advised the District Court that the automatic-stay provision of Section 362 of the Bankruptcy Code was in effect, enjoining all judicial proceedings against LBHI that were initiated before the Chapter 11 case began.  On September 16, 2008, the District Court administratively closed the case, ordering it to be reopened for further proceedings upon motion by any party to the case no later than thirty days following a disposition of the bankruptcy case.  On September 30, 2008, plaintiffs filed a motion in the District Court to lift the order for administrative closure and lift the stay as to all defendants except LBHI.  The court granted plaintiffs’ motion on November 17, 2008.

We maintain directors' and officers' ("D&O") and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich American Insurance Company, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, Thilman & Filipini, LLC ("T&F"), asserting various causes of action arising out of the T&F's alleged failure to notify Zurich of the class action lawsuit.  On March 18, 2008, the suit against T&F was amended to also name as Defendants certain alleged successor entities to T&F.  All of the Defendants moved to dismiss our lawsuit on the basis that our suit was premature in that we had not been damaged by the alleged conduct of the Defendants because we had not paid any sums in satisfaction of a judgment or settlement of the class action securities litigation.  Those motions were denied pursuant to a Memorandum Opinion and Order dated September 26, 2008.  T&F's successor entities also moved to dismiss the claims brought against them on the grounds that, as purchasers of solely T&F's assets, they could not be held liable for the T&F debts or liabilities.  The Court struck our complaint solely against the successor entity Defendants on the grounds that we had not alleged sufficient facts triggering an exception to the general rule that the purchaser of an entity's assets is not liable for the entity's liabilities and ordered us to replead our claims against the successor entity Defendants.  We must replead our claims before April 7, 2009.  We and T&F have engaged in some preliminary written discovery efforts, but substantial discovery remains to be done.  No trial date has been set.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(Tables in thousands, except share and per share amounts)

(7)  Commitments and Contingencies (continued)

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

As mentioned above, the underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that we have no current obligation to pay the underwriters' defense costs.  We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws.  The litigation is not at that stage yet.  As of March 5, 2009, the total amount of outstanding underwriter defense costs was just less than $1.4 million.  At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded.  At this time, we cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

Beginning April 2008, we received communications from the Estate of Anthony Antonious that our products infringed an Anthony Antonious patent concerning an aerodynamic metal wood golf club head.  On May 28, 2008, we filed a declaratory judgment lawsuit against the Anthony Antonious Trust in the United States District Court for the Southern District of the State of Ohio, alleging non-infringement of the Antonious patent.  On June 30, 2008, the Estate of Anthony Antonious filed a lawsuit against us in the United States District Court in the State of New Jersey alleging infringement of the patent.  On September 2, 2008 we filed a Request for Ex Parte Reexamination with the United States Patent and Trademark Office (USPTO) requesting that the USPTO reexamine the Antonious patent at issue.  The USPTO issued an Order granting our Request for Ex Parte Reexamination on November 7, 2008 after finding that a substantial new question of patentability affecting the claims has been raised.   As a result, both the Ohio lawsuit and the New Jersey lawsuit have been stayed pending the outcome of the USPTO’s reexamination proceeding.  At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(Tables in thousands, except share and per share amounts)

(7)  Commitments and Contingencies (continued)

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

(8)  Retirement Plan

In February 1998, we adopted the Adams Golf, Ltd. 401(k) Retirement Plan (the "Plan"), which covers substantially all employees.  We provide a safe harbor match 100% of employee contributions up to a maximum of 4% of the employee's compensation.  For the years ended December 31, 2008, 2007 and 2006, we contributed approximately $251,000, $134,000 and $149,000, respectively, to the Plan.

(9)  Liquidity

In November 2007, we signed a revolving credit agreement with Wachovia Bank, National Association to provide up to $15.0 million in short term debt with the option to increase to $30 million.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio, but only when we have an outstanding balance on the facility.  Interest on outstanding balances accrues at a rate of Libor plus 1.75% and is payable monthly.  As of March 5, 2009, we had $2.0 million of outstanding borrowings on our credit facility and are in compliance with terms of our agreement.  There was no outstanding balance at December 31, 2008 and 2007, respectively.  In October 2008, Wells Fargo announced plans to acquire Wachovia Bank, NA.  and closed the acquisition at the end of 2008.  The transaction resulted in the merger of Wachovia Bank into Wells Fargo with Wells Fargo being the surviving institution.  Wells Fargo, as successor to Wachovia Bank, would become the lender under our existing line of credit and be subject to all of the terms and conditions thereof.

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

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(Tables in thousands, except share and per share amounts)

(10)  Income Taxes

      Income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006

Federal-current	$(13)	$79	$68
State-current	9	1	7
Deferred	—	(4,826)	(5,402)

	$(4)	$(4,746)	$(5,327)

Actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) (computed by applying the U.S. federal corporate tax rate of 35% to income before income taxes) for the years ended December 31, 2008, 2007 and 2006 as follows:

	2008	2007	2006

Computed "expected" tax benefit	$(511)	$1,629	$1,286
State income taxes, net of federal tax expense	(15)	47	37
Change in valuation allowance for deferred tax assets	680	(6,809)	(6,770)
Other	(158)	387	120

	$(4)	$(4,746)	$(5,327)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007

Deferred tax assets:
Allowance for doubtful accounts receivable	$475	$184
Product warranty and sales returns	591	580
Other reserves	277	89
Deferred compensation	312	166
263A adjustment	51	106
Research and development tax credit carryforwards	306	306
Net operating loss carryforwards	13,344	13,245

Total deferred tax assets	15,356	14,676
Valuation allowance	(5,128)	(4,448)

Net deferred tax assets	$10,228	$10,228

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(Tables in thousands, except share and per share amounts)

(10)  Income Taxes (continued)

Amounts recorded in consolidated balance sheets at December 31, 2008 and 2007:

	2008	2007
Current	$—	$1,351
Non-current	10,228	8,877
	$10,228	$10,228

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

At December 31, 2008, we cannot determine based on a weighing of objective evidence that it is more likely than not that all of the remaining net deferred tax assets will be realized.  As a result, as of December 31, 2008, we have established a valuation allowance for a portion of our net deferred tax assets.  We recorded a deferred tax asset of $10.2 million.  This amount represents what we believe to be an estimate of future usage of our carry back.  The remaining asset has an existing valuation allowance applied to it.  The net change in the valuation allowance for the years ended December 31, 2008 and 2007 was $(680,000) and $6,809,000, respectively.

At December 31, 2008, we have net operating loss carryforwards for federal, foreign and state income tax purposes of approximately $37,068,000 and tax credit carryforwards of $306,000 which are available to offset future taxable income through 2028.  The availability of approximately $142,000 of the net operating loss carryforwards to reduce future taxable income is limited to approximately $71,000 per year for the remaining life of the net operating losses, as a result of a change in ownership.

(11)  Stockholders' Equity

(a) Employee Stock Option Plans

In May 2002, we adopted the 2002 Equity Incentive Plan for employees, outside directors and consultants.   The plan allows for the granting of up to 625,000 shares of our common stock at the inception of the plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this plan, and additional shares as defined in the plan.  On May 1, 2002, the four predecessor plans described in previous annual reports were terminated and a total of 538,370 shares available for issuance under these predecessor plans were transferred to the Equity Incentive Plan.  As shares forfeit or expire under the four predecessor plans, those shares become available under the 2002 Equity Incentive Plan.  Since the initial transfer on May 1, 2002, an additional 201,510 shares were transferred to the Equity Incentive Plan.  At December 31, 2008, 892,982 outstanding options had been granted with exercise prices ranging from $0.04 to $4.80 per share at the date of grant.  The vesting periods vary from six months to four years and the options expire ten years from the date of grant.  At December 31, 2008, 891,160 shares remain available for grant, including forfeitures.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(Tables in thousands, except share and per share amounts)

(11)  Stockholders' Equity (continued)

The following is a summry of stock options outstanding as of December 31, 2008:

		Weighted	Weighted		Weighted
Range of		Average	Average		Average Vested
Exercise	Options	Remaining	Exercise Price	Options	Exercise Price
Prices	Outstanding	Contractual life	per share	Exercisable	per share

$0.04 - $4.00	867,982	4.29 years	$0.06	866,420	$0.06
$4.01 - $8.00	25,000	6.26 years	4.76	18,750	4.77

	892,982	4.35 years	$0.19	885,170	$0.16

The per share weighted-average fair value of stock options granted during  2006 was $4.72, while no options were granted during 2007 or 2008.  On the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:  Risk free interest rate, 3.5%; expected life, 10 years; expected dividend yield, 0%; and daily annualized volatility, 107.4% in 2006. We use historical data to estimate option exercise and employee termination factors within the valuation model.

Operating expenses included in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 include total compensation expense associated with stock options and restricted stock of $956,000, $1,046,000 and $1,118,000, respectively.

A summary of stock option activity follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise price	Value of options

Options outstanding at December 31, 2005	1,792,701	0.12
Options granted	12,500	4.72
Options forfeited (expired)	(25,000)	2.96
Options exercised	(355,893)	0.04	1,973,664

Options outstanding at December 31, 2006	1,424,308	0.16	11,003,577
Options granted (resulting from the reverse split conversion of existing options)	7	0.04
Options forfeited (expired)	—	—
Options exercised	(324,041)	0.04	2,557,468

Options outstanding at December 31, 2007	1,100,274	0.16	9,725,455
Options granted	—	—
Options forfeited (expired)	(6,373)	0.04
Options exercised	(200,919)	0.04	1,429,703

Options outstanding at December 31, 2008	892,982	0.19	2,510,227
Options exercisable at December 31, 2008	885,170	$0.16	2,516,352

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(Tables in thousands, except share and per share amounts)

(11)  Stockholders' Equity (continued)

The weighted average remaining contractual life of the options exercisable at December 31, 2008 was 4.35 years and at December 31, 2007 was 5.30 years.

As of December 31, 2008, compensation costs related to non-vested awards totaled $0.9 million, which is expected to be recognized over a weighted average period of 1.75 years.

(a) Common Stock Repurchase Program

In October 1998, the Board of Directors approved a plan whereby we are authorized to repurchase from time to time on the open market up to 500,000 shares of its common stock.  At December 31, 1998, we had repurchased 164,375 shares of common stock at an average price per share of $19.08 for a total cost of approximately $3,136,000.  During the year ended December 31, 2006, we repurchased 69,782 shares of common stock that range from $5.40 to $5.76 price per share for a total cost of approximately $390,000.  During the year ended December 31, 2007, we repurchased 91,966 shares ranging from $7.60 to $8.00 costing a total of approximately $728,000 during the year.  During the year ended December 31, 2008, we repurchased 84,814 shares at prices ranging from $2.90 to $6.73 costing a total of approximately $500,000 during the year.  The repurchased shares are held in treasury.

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

Period of Exercise	Total Options to be Exercised

2009	90,000
2010	15,000
2011	27,500
2012	29,459
Beyond 2012	31,250

Total Options	193,209

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(Tables in thousands, except share and per share amounts)

(12)  Segment Information

We generate substantially all revenues from the design, marketing and distribution of premium quality, technologically innovative golf clubs.  Our products are distributed in both domestic and international markets.  Net sales by customer domicile for these markets consisted of the following for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

United States	$73,375	$78,623	$63,016
Rest of world	18,076	15,981	13,014

	$91,451	$94,604	$76,030

The following table sets forth net sales by product class for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Fairway woods	$22,289	$18,428	$14,841
Drivers	11,276	10,472	7,323
Irons	57,117	63,251	51,649
Wedges and other	769	2,453	2,217

Total	$91,451	$94,604	$76,030

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(Tables in thousands, except share and per share amounts)

(13)  Quarterly Financial Results (unaudited)

Quarterly financial results for the years ended December 31, 2008 and 2007 are as follows:

	2008

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$28,001	$33,260	$17,700	$12,490
Gross profit	$12,111	$13,736	$6,763	$4,860
Net income (loss)	$798	$1,554	$(1,163)	$(2,647)
Income (loss) per share – basic	$0.13	$0.24	$(0.18)	$(0.41)
– diluted	0.11	0.21	(0.18)	(0.41)

	2007

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$27,808	$30,403	$18,929	$17,464
Gross profit	$12,195	$13,302	$7,740	$6,760
Net income (loss)	$3,754	$2,517	$(327)	$3,457
Income (loss) per share – basic	$0.63	$0.42	$(0.05)	$0.57
– diluted	0.49	0.33	(0.05)	0.49

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(Tables in thousands, except share and per share amounts)

(14)  Business and Credit Concentrations

We are currently dependent on four customers, which collectively comprised approximately 24.4% of net sales for the year ended December 31, 2008.  Of these, two customer individually represented greater than 5% but less than 10% of net sales, while no customer individually represented greater than 10% of net sales for the year ended December 31, 2008.  For the year ended December 31, 2007, four customers, which collectively comprised approximately 25.5% of net sales, of which one customer individually represented greater than 5% but less than 10% of net sales, while one customer individually represented greater than 10% but less than 15% of net sales for the year ended December 31, 2007.  For the year ended December 31, 2006, four customers, which collectively comprised approximately 25.2% of net sales, of which three customers individually represented greater than 5% but less than 10% of net sales, while no customer individually represented greater than 10% of net sales for the year ended December 31, 2006.  The loss of an individual or a combination of these customers or a significant impairment or reduction in such customers' business, including, but not limited to, as a result of the current global economic recession and credit crisis, would have a material adverse effect on consolidated revenues, results of operations, financial condition and competitive market position.

A significant portion of our inventory purchases are from one supplier in China; we purchased approximately 48% and 46% of our total inventory purchased for the years ended December 31, 2008 and 2007, respectively, from this one Chinese supplier.  This supplier and many other industry suppliers are located in China.  We do not anticipate any changes in the relationships with its suppliers.  If such change were to occur, we have alternative sources available; however, a loss of our primary supplier or significant impairment to its business, including, but not limited to, due to the global economic recession and credit crisis, could adversely affect our business during the period in which we would have to find an alternative source for such supplies.

Schedule II

ADAMS GOLF, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended December 31, 2008, 2007 and 2006

(Table in thousands)

	Balance at	Charged to		Balance at
	Beginning	Cost and Other		End of
Description	of Period	Expenses	Deductions(1)	Period

Allowance for doubtful accounts:
Year ended December 31, 2008	$512	1,539	730	$1,321
Year ended December 31, 2007	$702	316	506	$512
Year ended December 31, 2006	$952	853	1,103	$702

Product warranty and sales returns:
Year ended December 31, 2008	$1,611	885	855	$1,641
Year ended December 31, 2007	$2,040	545	974	$1,611
Year ended December 31, 2006	$1,546	1,359	865	$2,040

Inventory obsolescence:
Year ended December 31, 2008	$189	8	—	$197
Year ended December 31, 2007	$153	36	—	$189
Year ended December 31, 2006	$215	—	62	$153

Deferred tax asset valuation allowance:
Year ended December 31, 2008	$4,448	—	680	$5,128
Year ended December 31, 2007	$11,257	(6,809)	—	$4,448
Year ended December 31, 2006	$18,027	(6,770)	—	$11,257

(1)
Represents uncollectible accounts charged against the allowance for doubtful accounts, actual costs incurred for warranty repairs and sales returns, and inventory items deemed obsolete charged against the inventory obsolescence reserve.

S-1