Form 10-Q
period 2009-03-31
ADAMS GOLF INC
filed 2009-05-13
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009
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

[  ] Yes   [X] No

The number of outstanding shares of the Registrant's common stock, par value $.001 per share, was 6,641,804 on May 6, 2009.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I		FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		March 31, 2009 (unaudited) and December 31, 2008	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three months ended March 31, 2009 and 2008	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Three months ended March 31, 2009	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Three months ended March 31, 2009 and 2008	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-14

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4(T).	Controls and Procedures	23-24

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	24-25

	Item 1A.	Risk Factors	25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	N/A

	Item 5.	Other Information	N/A

	Item 6.	Exhibits	26

		Signatures	26

Item 1.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
ASSETS
	March 31, 2009	December 31, 2008
	(unaudited)
Current assets:
Cash and cash equivalents	$ 2,619	$ 5,960
Trade receivables, net of allowance for doubtful accounts of $1,303 (unaudited) and $1,321 in 2009 and 2008, respectively	24,427	14,743
Inventories, net	33,246	33,611
Prepaid expenses	1,537	908
Other current assets	48	29
Total current assets	61,877	55,251

Property and equipment, net	1,284	1,210
Deferred tax asset - non current	10,228	10,228
Other assets, net	331	367
	$ 73,720	$ 67,056

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 9,661	$ 9,471
Accrued expenses	7,364	7,253
Current debt	6,016	--
Other current liabilities	14	--
Total current liabilities	23,055	16,724
Other liabilities	13	18
Total liabilities	23,068	16,742

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 1,250,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 12,500,000 shares; 7,019,241 and 6,909,866 shares issued and 6,608,304 and 6,498,929 shares outstanding at March 31, 2009 (unaudited) and December 31, 2008, respectively	7	7
Additional paid-in capital	92,918	92,701
Accumulated other comprehensive income	320	565
Accumulated deficit	(37,839)	(38,205)
Treasury stock, 410,937 common shares at March 31, 2009 and December 31, 2008, at cost	(4,754)	(4,754)
Total stockholders' equity	50,652	50,314

	$ 73,720	$ 67,056
Contingencies

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	Three Months Ended
	March 31,

	2009	2008

Net sales	$ 23,475	$ 28,001
Cost of goods sold	14,467	15,890
Gross profit	9,008	12,111

Operating expenses:
Research and development expenses	853	1,086
Selling and marketing expenses	5,951	7,655
General and administrative expenses	1,841	2,550
Total operating expenses	8,645	11,291
Operating income	363	820

Other income (expense):
Interest income (expense), net	(16)	34
Other income (expense), net	47	(50)

Income before income taxes	394	804
Income tax expense	28	6
Net income	$ 366	$ 798

Net income per common share - basic	$ 0.06	$ 0.13
- diluted	$ 0.05	$ 0.11

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Three Months Ended March 31, 2009
(unaudited)
	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income	Deficit	Income	Stock	Equity

Balance, December 31, 2008	6,909,866	$ 7	$ 92,701	$ 565	$ (38,205)		$ (4,754)	$ 50,314
Comprehensive income:
Net income	--	--	--	--	366	$ 366	--	366
Foreign currency translation	--	--	--	(245)	--	(245)	--	(245)
Comprehensive income	--	--	--	--	--	$ 121	--	--
Issuance of restricted stock	100,000	--	--	--	--		--	--
Stock options exercised	9,375	--	--	--	--		--	--
Amortization of deferred compensation	--	--	217	--	--		--	217
Balance, March 31, 2009	7,019,241	$ 7	$ 92,918	$ 320	$ (37,839)		$ (4,754)	$ 50,652

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended
	March 31,

	2009	2008
Cash flows from operating activities:
Net income	$ 366	$ 798
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangible assets	158	143
Amortization of deferred compensation	217	207
Provision for doubtful accounts	238	327
Changes in operating assets and liabilities:
Trade receivables	(9,922)	(12,787)
Inventories	365	(1,612)
Prepaid expenses	(629)	(137)
Other current assets	(20)	24
Other assets	--	135
Accounts payable	190	1,705
Accrued expenses and other current liabilities	129	(1,452)
Net cash used in operating activities	(8,908)	(12,649)

Cash flows from investing activities:
Purchases of equipment	(196)	(312)
Net cash used in investing activities	(196)	(312)

Cash flows from financing activities:
Principal payments under capital lease obligation	(5)	(3)
Proceeds from debt	6,013	3,016
Net cash provided by financing activities	6,008	3,013

Effects of exchange rate changes	(245)	133
Net decrease in cash and cash equivalents	(3,341)	(9,815)
Cash and cash equivalents at beginning of period	5,960	11,265

Cash and cash equivalents at end of period	$ 2,619	$ 1,450

Supplemental disclosure of cash flow information
Interest paid	$ 20	$ 17
Income taxes paid	$ 28	$ --

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company", "Adams Golf", "we", "us", or "our") for the three month periods ended March 31, 2009 and 2008 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.   However, these operating results are not necessarily indicative of the results expected for the full fiscal year.   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2008 Annual Report on Form 10-K filed with the SEC on March 11, 2009.

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels.  Our recently launched products include Speedline drivers and hybrid fairway woods, Idea Tech a4 and a4 OS I-woods and irons, Idea a3 and a3 OS I-woods and irons, Idea Pro Gold I-woods and irons and Insight Tech a4 and a4 OS drivers and hybrid-fairway woods.  We also continue to develop new products for certain of our older product lines that include RPM family drivers and fairway woods and irons, the Ovation family of drivers, fairway woods and irons, Tom Watson signature wedges and under the name of Women's Golf Unlimited, the Lady Fairway and Square 2 brands.  We continue to sell certain older product lines, including the Insight XTD A3 & A3 OS drivers and hybrid-fairway woods, Idea a2 and a2 OS irons, Idea Tech OS I-woods and irons, Idea a2 and a2 OS, the Tight Lies family of fairway woods, the Puglielli series of wedges, and certain accessories.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.  All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):
	March 31,	December 31,
	2009	2008
	(unaudited)
Finished goods	$ 21,578	$ 20,226
Component parts	11,668	13,385
Total inventory	$ 33,246	$ 33,611

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of the following: purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit after work in process is completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory.  At March 31, 2009 and December 31, 2008, inventories included $1,072,000 and $821,000 of consigned inventory, respectively, and $184,000 and $197,000 of inventory obsolescence reserves, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued expenses consisted of the following on the dates indicated (in thousands):
	March 31,	December 31,
	2009	2008
	(unaudited)
Payroll and commissions	$ 762	$ 447
Product warranty and sales returns allowances	1,511	1,641
Professional services	54	7
Accrued inventory	49	1,021
Accrued sales promotions	704	274
Deferred revenue	1,965	1,429
Other	2,319	2,434
Total accrued expenses	$ 7,364	$ 7,253

4.   Income per Common Share

The weighted average common shares used for determining basic and diluted income per common share were 6,553,880 and 7,488,059, for the three months ended March 31, 2009, and 6,256,173 and 7,428,920, for the three months ended March 31, 2008.

The effect of all warrants and options to purchase shares of our common stock for the three months ended March 31, 2009 resulted in additional dilutive shares of 934,179.  The effect of all warrants and options to purchase shares of our common stock for the three months ended March 31, 2008 resulted in additional dilutive shares of 1,172,747.

5.   Geographic Segment and Data

We generate substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  Our products are distributed in both domestic and international markets.  Net sales by customer for these markets consisted of the following during the periods indicated (in thousands):

	Three Months Ended March 31,
	2009	2008
	(unaudited)
United States	$ 19,583	$ 23,214
Rest of World	3,892	4,787
Total net sales	$ 23,475	$ 28,001

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

7.   Comprehensive Income

Comprehensive income for the three months ended March 31, 2009 was approximately $0.1 million.

8.   Stock-Based Compensation

We adopted the 2002 Equity Incentive Plan (the "Plan") for employees, outside directors and consultants.  The Plan allows for the granting of up to 625,000 shares of our common stock at the inception of the Plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this Plan, and additional shares as defined in the Plan.  At March 31, 2009, 983,607 outstanding options were outstanding with exercise prices from $0.04 to $4.80 per share.  The requisite service periods for the options to vest vary from six months to four years and the options expire ten years from the date of grant.  At March 31, 2009, 691,160 shares remained available for grant, including forfeitures.

During the three months ended March 31, 2009, 100,000 options were granted with an exercise price equal to the fair market value of the underlying common stock at the date of grant and 100,000 shares of restricted stock were issued.  The per share weighted-average fair value of stock options granted during the quarter ended March 31, 2009 was $2.70 on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:  risk free interest rate, 3.5%; expected life, 10 years; expected dividend yield, 0%; and expected volatility, based on historical daily annualized volatility of 96.34%.  We use historical data to estimate option exercise and employee termination factors within the valuation model.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   Stock-Based Compensation (continued)

Operating expenses included in the consolidated statements of operations for the three months ended March 31, 2009 and 2008 include total compensation expense associated with stock options and restricted stock grants of $217,000 and $207,000, respectively.

	Number of	Weighted	Aggregate
	Outstanding	Average	Intrinsic
	Shares	Exercise Price	Value of Options

Options outstanding at December 31, 2008	892,982	$ 0.19	$ 2,510,227
Options granted	100,000	3.02	302,000
Options forfeited / expired	--	--	--
Options exercised	(9,375)	0.04	27,750

Options outstanding at March 31, 2009	983,607	0.48	1,890,313

Options exercisable at March 31, 2009	880,482	0.17	1,959,563

The weighted average remaining contractual life of the options outstanding at March 31, 2009 was 4.66 years and for options exercisable at March 31, 2009 was 4.07 years.

As of March 31, 2009, compensation costs related to non-vested awards totaled $1.2 million, which is expected to be recognized over a weighted average period of 1.4 years.

As of March 31, 2009, there was $1.0 million of unrecognized compensation costs related to the non-vested share-based compensation of restricted stock grants awarded.  The amount of such unrecognized compensation costs were determined based on the fair value of our common stock on the date of grant of $8.50 for a block of 150,000 shares granted, $8.60 for a block of 11,365 shares granted and $3.30 for a block of 100,000 shares granted.  Compensation expense recognized during the three months ended March 31, 2009 related to the restricted stock grants was $0.2 million.

Due to the passage of The American Jobs Creation Act and the subsequent IRS Section 409A rules, stock options that were issued at a strike price less than market value at the date of grant will now be considered deferred compensation by the Internal Revenue Service and the individual who was granted the options will incur adverse tax consequences, including, but not limited to excise taxes, unless the individual designated a specific future exercise date of the unvested stock options at December 31, 2004 and made this election before December 31, 2005.  As a result of the compliance with the American Job Creation Act, a summary of these designated future exercise dates is as follows:

Period of Exercise	Total Options to be exercised

2009	80,625
2010	15,000
2011	27,500
2012	29,521
2013	15,000
Beyond 2013	16,250

Total Options	183,896
=======

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   New Accounting Pronouncements

There have been no new material accounting pronouncements that are applicable to our business for this period.

10.   Liquidity

In November 2007, we signed a revolving credit agreement with Wachovia Bank, National Association to provide up to $15.0 million in short term debt with the option to increase to $30 million.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio, but only when we have an outstanding balance on the facility.  Interest on outstanding balances accrues at a rate of LIBOR plus 1.75% and is payable monthly.  As of March 31, 2009, we had $6.0 million of outstanding borrowings on our credit facility and we were in compliance with the terms of our agreement.  In October 2008, Wells Fargo announced plans to acquire Wachovia Bank, N.A. and closed the acquisition at the end of 2008.  The transaction resulted in the merger of Wachovia Bank into Wells Fargo with Wells Fargo being the surviving institution.  Wells Fargo, as successor to Wachovia Bank, has become our lender under our existing line of credit and is subject to all of the terms and conditions thereof.

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

11.   Contingencies

Beginning in June 1999, the first of seven class action lawsuits was filed against us, certain of our current and former officers and directors, and the three underwriters of our initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our IPO and sought recissory or compensatory damages in an unspecified amount.  In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading.  The operative complaint was filed on January 24, 2006, and it alleges that the prospectus failed to disclose that unauthorized distribution of our products (gray market sales) threatened our long-term profits and that we engaged in questionable sales practices (including double shipping and unlimited rights of return), which threatened post-IPO financial results.  Discovery closed on August 11, 2006.  On November 21, 2006, all summary-judgment briefing was completed.  On December 13, 2006, we learned that the Delaware District Court judge whom the case was set before was elevated to the United States Court of Appeals for the Third Circuit.  On December 15, 2006, we were notified that our case was assigned to the vacant judicial position and that all proceedings had been postponed until a new judge was confirmed.   On February 7, 2008, we were notified that our case was reassigned to Chief Judge Gregory M. Sleet. The parties participated in a mediation on April 8, 2008, but no resolution has been reached at this time.  The Court heard oral argument on Defendant's summary-judgment motions on February 20, 2009.  A hearing on the parties' Daubert motions has been set for May 29, 2009.  The Court set a trial date of October 13, 2009.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   Contingencies (continued)

We maintain directors' and officers' ("D&O") and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich American Insurance Company, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, Thilman & Filipini, LLC ("T&F"), asserting various causes of action arising out of the T&F's alleged failure to notify Zurich of the class action lawsuit.  On March 18, 2008, the suit against T&F was amended to also name as Defendants certain alleged successor entities to T&F.  All of the Defendants moved to dismiss our lawsuit on the basis that our suit was premature in that we had not been damaged by the alleged conduct of the Defendants because we had not paid any sums in satisfaction of a judgment or settlement of the class action securities litigation.  Those motions were denied pursuant to a Memorandum Opinion and Order dated September 26, 2008.  T&F's successor entities also moved to dismiss the claims brought against them on the grounds that, as purchasers of solely T&F's assets, they could not be held liable for the T&F debts or liabilities.  The Court struck our complaint solely against the successor entity Defendants on the grounds that we had not alleged sufficient facts triggering an exception to the general rule that the purchaser of an entity's assets is not liable for the entity's liabilities and ordered us to replead our claims against the successor entity Defendants.  We must replead our claims before June 22, 2009.  We and T&F have engaged in preliminary written discovery efforts, but substantial discovery remains to be completed.  No trial date has been set.

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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   Contingencies (continued)

As mentioned above, the underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that we have no current obligation to pay the underwriters' defense costs.  We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws. The litigation is not at that stage yet.  As of May 6, 2009, the total amount of outstanding underwriter defense costs approximately $1.4 million.  At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded.  Therefore, we currently cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

Beginning April 2008, we received communications from the Estate of Anthony Antonious that our products infringed a patent of Anthony Antonious patent concerning an aerodynamic metal wood golf club head.  On May 28, 2008, we filed a declaratory judgment lawsuit against the Anthony Antonious Trust in the United States District Court for the Southern District of the State of Ohio, alleging non-infringement of the Antonious patent.  On June 30, 2008, the Estate of Anthony Antonious filed a lawsuit against us in the United States District Court in the State of New Jersey alleging infringement of the patent.  On September 2, 2008, we filed a Request for Ex Parte Reexamination with the United States Patent and Trademark Office ("USPTO") requesting that the USPTO reexamine the Antonious patent at issue.  The USPTO issued an order granting our Request for Ex Parte Reexamination on November 7, 2008 after finding that a substantial new question of patentability affecting the claims has been raised.   As a result, both the Ohio lawsuit and the New Jersey lawsuit have been stayed pending the outcome of the USPTO's reexamination proceeding.  On March 23, 2009 the USPTO issued a non-final Official Action rejecting all of the claims at issue.  The trust responded to the Office Action on April 22, 2009 attempting to convince the USPTO that the claims should not be rejected. At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.   Business and Credit Concentrations

We were dependent on two customers, which collectively comprised approximately 28% of net sales for the three months ended March 31, 2009.  One customer individually represented greater than 5% but less than 10% of net sales, and one customer represented greater than 10% of net sales but less than 25%.  For the three months ended March 31, 2008, we were dependent on three customers, which collectively comprised approximately 25% of net sales.  One customer individually represented greater than 5% but less than 10% of net sales, and one customer represented greater than 10% but less than 15%

A significant portion of our inventory purchases are from one supplier in China.  We purchased approximately 46% and 48% of our total inventory purchased for the three months ended March 31, 2009 and December 31, 2008, respectively, from this one Chinese supplier.  Many other industry suppliers also are located in China.  We do not anticipate any changes in the relationships with our suppliers.  However, if such change were to occur, we have alternative sources available.  Supply from these alternative sources, however, may not be immediately available or available in the quantities necessary to meet customer demand.

14.   Product Warranty Reserve

Our golf equipment is sold under warranty against defects in material and workmanship for a period of one year.  An allowance for estimated future warranty costs is recorded in the period products are sold.  In estimating our future warranty obligations, we consider various relevant factors, including our stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product.  Accounting for product warranty reserve could be adversely affected if one or more of our products were to fail (i.e suffer a broken shaft, head, etc) to a significant degree above and beyond our historical product failure rates, which determine the product warranty accruals.
	Beginning Balance	Charges for Warranty Claims	Estimated Accruals	Ending Balance
Quarter ended December 31, 2008	$ 466	(152)	208	$ 522
Quarter ended March 31, 2009	$ 522	(63)	60	$ 519

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with (i) the attached unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2009, and with our consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC on March 11, 2009 and (ii) the discussion under the caption "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 11, 2009 and any material changes from the risk factors as previously disclosed in the Annual Report on Form 10-K set forth in Item 1A of Part II below.

Forward Looking Statements

This Quarterly Report contains "forward looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including, without limitation, in the notes to the consolidated financial statements included in this Quarterly Report and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report.  Any and all statements contained in this Quarterly Report that are not statements of historical fact may be deemed forward-looking statements.  The statements include, but are not limited to: statements regarding the effect of unauthorized sales of our clubs and sales of counterfeit clubs, pending litigation, statements regarding liquidity and our ability to increase revenues or achieve satisfactory operational performance, statements regarding our ability to satisfy our cash requirements and our ability to satisfy our capital needs, including cash requirements during the next twelve months, statements regarding our ability to produce products commercially acceptable to consumers and statements using terminology such as "may," "might," "will," "would," "should," "could," "project," "pro forma," "predict," "potential," "strategy," "attempt," "develop," "continue," "future," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe."  Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

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
          --The global economic uncertainty;
          --The future market for our capital stock;
          --The uncertainty in the debt and equity markets;
          --The success of our marketing strategy;
          --The success of our tour strategy;
          --Our dependence on one supplier for a majority of our inventory products;
          --Our dependence on suppliers who are concentrated in one geographic region;
          --Our dependence on a limited number of customers;
          --Business conditions in the golf industry;
          --Solvency of, and reliance on third parties, including suppliers, and freight transporters;
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

Overview

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels.  Our net sales are primarily derived from sales to on- and off- course golf shops and sporting goods retailers and, to a lesser extent, international distributors and mass merchandisers.  No assurances can be given that demand for our current products or the introduction of new products will allow us to achieve historical levels of sales in the future.  Our net sales are typically driven by product lifecycles.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from six months to three years.

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

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	61.6	56.7
Gross profit	38.4	43.3
Operating expenses:
Research and development expenses	3.6	3.9
Sales and marketing expenses	25.4	27.3
General and administrative expenses	7.8	9.1
Total operating expenses	36.8	40.3
Interest income (expense), net	(0.1)	0.1
Other income, net	0.2	(0.2)
Income before income taxes	1.7	2.9
Income tax expense	0.1	0.1
Net income	1.6%	2.8%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total net sales decreased to $23.4 million for the three months ended March 31, 2009 from $28.0 million for the comparable period of 2008.  Our sales were primarily driven by the product sales of Speedline drivers and hybrid-fairway woods and the Idea a3 and a3 OS Irons and the recent launch of the Tech a4 and a4 OS irons, hybrids, drivers and hybrid-fairway woods.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from six months to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.  The decline in net sales for the three months ended March 31, 2009 was primarily due to reduced demand by customers caused by a less than favorable economic environment in the United States and abroad.

Net sales of irons decreased to $13.7 million, or 58.3% of total net sales for the three months ended March 31, 2009 from $16.7 million, or 59.8% of total net sales, for the comparable period of 2008.  Current period iron net sales primarily resulted from the Tech a4 and a4 OS Irons, Idea a3 and a3 OS irons coupled with a smaller portion of sales resulting from integrated iron sets while the comparable period of 2008 net sales primarily resulted from the Idea a3 and a3 OS irons coupled with a smaller portion of sales from Tech OS irons and integrated iron sets.

Net sales of fairway woods decreased to $5.4 million, or 22.9% of total net sales, for the three months ended March 31, 2009, from $6.2 million, or 22.2% of total net sales, for the comparable period of 2008.  Net sales for the three months ended March 31, 2009 primarily were generated from Speedline hybrid-fairway woods, Tech a4 and a4 OS hybrids and hybrid-fairway woods, Idea a3 and a3 OS and Idea Pro Gold I-woods.  Net sales for the three months ended March 31, 2008 primarily were generated from Insight XTD fairway woods and Idea a3 and a3 OS, Idea Pro and Tech OS I-woods.

Net sales of drivers decreased to $4.4 million, or 18.9% of total net sales, for the three months ended March 31, 2009 from $4.7 million, or 16.8% of total net sales, for the comparable period of 2008.  A large portion of the driver net sales for the three months ended March 31, 2009 was generated by the Speedline driver, which was launched in the first quarter of 2009, coupled with the Tech a4 and a4 OS driver, which was introduced in the third quarter of 2008, while comparable period of 2008 net sales were primarily driven by the Insight XTD driver, which was launched in the first quarter of 2008.

We were dependent on two customers, which collectively comprised approximately 28% of net sales for the three months ended March 31, 2009.  Of these, one customer individually represented greater than 5% but less than 10% of net sales and one customer represented greater than 10% but less than 25% of net sales for this period.  Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the United States decreased to $3.9 million, or 16.6% of total net sales, from $4.8 million, or 17.1% of total net sales, for the three months ended March 31, 2009 and 2008, respectively.  Net sales resulting from countries outside the United States and Canada increased to 5.1% of total net sales for the three months ended March 31, 2009 from 4.4% for the comparable period of 2008.

Cost of goods sold decreased to $14.5 million, or 61.6% of total net sales, for the three months ended March 31, 2009 from $15.9 million, or 56.7% of total net sales, for the comparable period of 2008.  The increase as a percentage of total net sales is primarily due to changes in the product mix and increases in some component pricing as well as increases in inbound raw material freight costs driven by increased fuel costs over the majority of 2008.

Selling and marketing expenses decreased to $6.0 million for the three months ended March 31, 2009 from $7.7 million for the comparable period in 2008.  The decrease is primarily the result of a decrease in marketing and tour expense of $0.9 million and commission expense of $0.6 million.

General and administrative expenses decreased to $1.8 million for the three months ended March 31, 2009 from $2.6 million for the comparable period in 2008.  The decrease is primarily the result of a decrease in compensation expense of $0.4 million.

Research and development expenses, primarily consisting of costs associated with development of new products, decreased to $0.9 million for the three months ended March 31, 2009 from $1.1 million for the comparable period in 2008.  The decrease is primarily the result of a decrease in compensation expense.

Due to the recession currently affecting the global economy and the golf industry specifically, we continue to assess our cost structure, including but not limited to work force reductions, gross margin initiatives and overall cost savings in order to sustain our financial position as well as to position ourselves for future growth.

Our net accounts receivable balances were approximately $24.4 million and $14.7 million at March 31, 2009 and December 31, 2008, respectively.  The increase is consistent with the seasonality of our business; historically, sales in the golf industry are stronger in the first half of the year as compared to the second half of the year.

Our current debt increased to $6.0 million at March 31, 2009 from $0 at December 31, 2008.  The increase was a result of our seasonal working capital cycle, where inventory purchases are relatively high in the first half of the year and accounts receivable collections increase at the end of the second quarter and accelerate into the third quarter.

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

Cash and cash equivalents decreased to $2.6 million at March 31, 2009 compared to $6.0 million at December 31, 2008. During the period, accrued expenses and accounts payable increased $0.3 million partially coupled with an increase in short term debt of $6.0 million offset by a increase in accounts receivable of $10.0 million.

In November 2007, we signed a revolving credit agreement with Wachovia Bank, National Association to provide up to $15.0 million in short term debt with the option to increase to $30 million.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio, but only when we have an outstanding balance on the facility.  Interest on outstanding balances accrues at a rate of LIBOR plus 1.75% and is payable monthly.  As of March 31, 2009 and May 6, 2009, we had $6.0 million and $5.5 million, respectively, of outstanding borrowings on our credit facility and we were in compliance with the terms of our agreement.  In October 2008, Wells Fargo announced plans to acquire Wachovia Bank, N.A. and closed the acquisition at the end of 2008.  The transaction resulted in the merger of Wachovia Bank into Wells Fargo with Wells Fargo being the surviving institution.  Wells Fargo, as successor to Wachovia Bank, has become our lender under our existing line of credit and is subject to all of the terms and conditions thereof.

Working capital increased at March 31, 2009 to $38.8 million compared to $38.5 million at December 31, 2008.   Approximately 39% of our current assets were comprised of accounts receivable at March 31, 2009.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (e.g. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability and to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  Given the current global economic recession and credit crisis, we believe that more customers may request payment terms and we expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect a significant portion of the trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under our credit facility, we would be required to obtain additional financing, which may not be available at all or in the full amounts necessary, or limit expenditures to the extent of available cash on hand, all of which could adversely effect our current growth plans and result in a material adverse effect on our results of operations, financial condition and/or liquidity.

Our anticipated sources of liquidity over the next twelve months are expected to be cash reserves, projected cash flows from operations, and available borrowings under our credit facility.  We anticipate that operating cash flows, current cash reserves, and available borrowings also will fund capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to our operations if cash is needed in other areas of our operations.  In addition, cash flows from operations and cash reserves will be used to support ongoing purchases of component parts for our current and future product lines.  The expected operating cash flows, current cash reserves and borrowings available under our credit facility are expected to allow us to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

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

   Revenue Recognition

We recognize revenue when the product is shipped.  At that time, the title and risk of loss transfer to the customer and the ability to collect is reasonably assured.  The ability to collect is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.  If the ability to collect decreases significantly, including but not limited to, due to the current global economic recession, our revenue would be adversely affected.  Additionally, an estimate of product returns and warranty costs are recorded when revenue is recognized.  Estimates are based on historical trends taking into consideration current market conditions, customer demands and product sell through.  We also record estimated reductions in revenue for sales programs such as co-op advertising and spiff incentives.  Estimates in the sales program accruals are based on program participation and forecast of future product demand.  If actual sales returns and sales programs significantly exceed the recorded estimated allowances, our sales would be adversely affected.  We recognize deferred revenue as a result of sales that have extended terms and a right of return of the product under a specified program.  Once the product is paid for and all revenue recognition criteria have been met, we record revenue.

   Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification.  We evaluate each individual customer and measure various key aspects of the customer such as, but not limited to, their overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items.  From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the appropriate reserve requirements.   Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances which remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We generally do not require collateral.  Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more customers' financial strength.  While only one customer represent greater than 5% but less than 10% of net sales and one customer represents greater than 10% but less than 25% of net sales for the three months ended March 31, 2009, if a combination of customers were to become financially impaired, our financial results could be severely affected.

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

   Impairment of Long-Lived Assets

We have reviewed long-lived assets and certain identifiable intangibles according to the guidance in SFAS ("Statement of Financial Accounting Standards") 144 for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three months ended March 31, 2009 and 2008, there were no impairments of long-lived assets.

Item 4(T).  Controls and Procedures

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

"Internal Control Over Financial Reporting" is defined in Exchange Act Rules 13a -15(f) and 15d -15(f) as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  It includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer's assets that could have a material adverse effect on the financial statements.

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

Evaluation Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our Disclosure Controls and Procedures as of the end of the period covered by this report and has concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our Company, and, based on their evaluations, our controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There were no changes in our Internal Controls Over Financial Reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Beginning in June 1999, the first of seven class action lawsuits was filed against us, certain of our current and former officers and directors, and the three underwriters of our initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our IPO and sought recissory or compensatory damages in an unspecified amount.  In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading.  The operative complaint was filed on January 24, 2006, and it alleges that the prospectus failed to disclose that unauthorized distribution of our products (gray market sales) threatened our long-term profits and that we engaged in questionable sales practices (including double shipping and unlimited rights of return), which threatened post-IPO financial results.  Discovery closed on August 11, 2006.  On November 21, 2006, all summary-judgment briefing was completed.  On December 13, 2006, we learned that the Delaware District Court judge whom the case was set before was elevated to the United States Court of Appeals for the Third Circuit.  On December 15, 2006, we were notified that our case was assigned to the vacant judicial position and that all proceedings had been postponed until a new judge was confirmed.   On February 7, 2008, we were notified that our case was reassigned to Chief Judge Gregory M. Sleet. The parties participated in a mediation on April 8, 2008, but no resolution has been reached at this time.  The Court heard oral argument on Defendant's summary-judgment motions on February 20, 2009.  A hearing on the parties' Daubert motions has been set for May 29, 2009.  The Court set a trial date of October 13, 2009.

We maintain directors' and officers' ("D&O") and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich American Insurance Company, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, Thilman & Filipini, LLC ("T&F"), asserting various causes of action arising out of the T&F's alleged failure to notify Zurich of the class action lawsuit.  On March 18, 2008, the suit against T&F was amended to also name as Defendants certain alleged successor entities to T&F.  All of the Defendants moved to dismiss our lawsuit on the basis that our suit was premature in that we had not been damaged by the alleged conduct of the Defendants because we had not paid any sums in satisfaction of a judgment or settlement of the class action securities litigation.  Those motions were denied pursuant to a Memorandum Opinion and Order dated September 26, 2008.  T&F's successor entities also moved to dismiss the claims brought against them on the grounds that, as purchasers of solely T&F's assets, they could not be held liable for the T&F debts or liabilities.  The Court struck our complaint solely against the successor entity Defendants on the grounds that we had not alleged sufficient facts triggering an exception to the general rule that the purchaser of an entity's assets is not liable for the entity's liabilities and ordered us to replead our claims against the successor entity Defendants.  We must replead our claims before June 22, 2009.  We and T&F have engaged in preliminary written discovery efforts, but substantial discovery remains to be completed.  No trial date has been set.

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

As mentioned above, the underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that we have no current obligation to pay the underwriters' defense costs.  We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws. The litigation is not at that stage yet.  As of May 6, 2009, the total amount of outstanding underwriter defense costs approximately $1.4 million.  At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded.  Therefore, we currently cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

Beginning April 2008, we received communications from the Estate of Anthony Antonious that our products infringed a patent of Anthony Antonious patent concerning an aerodynamic metal wood golf club head.  On May 28, 2008, we filed a declaratory judgment lawsuit against the Anthony Antonious Trust in the United States District Court for the Southern District of the State of Ohio, alleging non-infringement of the Antonious patent.  On June 30, 2008, the Estate of Anthony Antonious filed a lawsuit against us in the United States District Court in the State of New Jersey alleging infringement of the patent.  On September 2, 2008, we filed a Request for Ex Parte Reexamination with the United States Patent and Trademark Office ("USPTO") requesting that the USPTO reexamine the Antonious patent at issue.  The USPTO issued an order granting our Request for Ex Parte Reexamination on November 7, 2008 after finding that a substantial new question of patentability affecting the claims has been raised.   As a result, both the Ohio lawsuit and the New Jersey lawsuit have been stayed pending the outcome of the USPTO's reexamination proceeding.  On March 23, 2009 the USPTO issued a non-final Official Action rejecting all of the claims at issue.  The trust responded to the Office Action on April 22, 2009 attempting to convince the USPTO that the claims should not be rejected. At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

Item 1A. Risk Factors

We have included in our filings with the SEC, including Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, a description of certain risks and uncertainties that could have an affect on our business, future performance, or financial condition.  There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.  Exhibits

See exhibit index on pages 27-28.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ADAMS GOLF, INC.

Date: May 13, 2009	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2009	By: /S/ PAMELA HIGH
Pamela J. High
Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed on February 14, 2008	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007 (Exhibit 3.2)

Exhibit 3.3	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K File No. 000-24583 (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Stock Incentive Plan for Adams Golf, Inc.	Incorporated by reference to Annex A of the 2002 Proxy Statement File No. 000-24583 (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-112622 (Exhibit 4.7)

Exhibit 10.1	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2003 Form 10-K File No. 000-24583 (Exhibit 10.12)

Exhibit 10.2*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2004 Form 10-K File No. 000-24583 (Exhibit 10.17)

Exhibit 10.3*	Asset Purchase Agreement of Women's Golf Unlimited	Incorporated by reference to 2006 Form 10-K (Exhibit 10.11)

Exhibit 10.4	Change of Control - Eric Logan	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended June 30, 2007 (Exhibit 10.8)

Exhibit 10.5	Revolving line of Credit between Adams Golf, Inc and Wachovia Bank, National Association	Incorporated by reference to the Report on From 8-K dated November 13, 2007 (Exhibit 10.1)

Exhibit 10.6	Commercial Lease Agreement dated December 15, 2007, between MDN/JSC -II Limited and the Company	Incorporated by reference to 2007 Form 10-K (Exhibit 10.9)

Exhibit 10.7	Commercial Lease Agreement dated April 10, 2008, between CLP Properties Texas, L.P. and the Company	Incorporated by reference to the Report on From 8-K dated April 15, 2008 (Exhibit 10.1)

Exhibit 10.8	Employment Agreement - Byron (Barney) H. Adams	Incorporated by reference to the Report on From 8-K dated January 12, 2009 (Exhibit 10.1)

Exhibit 10.9	Employment Agreement - Oliver G. (Chip) Brewer	Included in this filing

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

___________________
* The SEC has granted our request for confidential treatment of certain portions of these agreements.