Form 10-Q
period 2009-06-30
ADAMS GOLF INC
filed 2009-08-05
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                      to

Commission File Number:  001-33978

ADAMS GOLF, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2320087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 E. Plano Pkwy, Plano, Texas	75074
(Address of principal executive offices)	(Zip Code)

(972)-673-9000
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

☐ Yes   ☒ No

The number of outstanding shares of the Registrant's common stock, par value $.001 per share, was 6,683,367 on August 3, 2009.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		June 30, 2009 (unaudited) and December 31, 2008	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three and six months ended June 30, 2009 and 2008	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Six months ended June 30, 2009	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Six months ended June 30, 2009 and 2008	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-15

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-25

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4(T).	Controls and Procedures	25-26

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	27-28

	Item 1A.	Risk Factors	28

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	29

	Item 5.	Other Information	N/A

	Item 6.	Exhibits	29

		Signatures	29

Item 1.
ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,268	$5,960
Trade receivables, net of allowance for doubtful accounts of $1,579 (unaudited) and $1,321 in 2009 and 2008, respectively	22,853	14,743
Inventories, net	22,816	33,611
Prepaid expenses	638	908
Other current assets	40	29

Total current assets	49,615	55,251

Property and equipment, net	1,133	1,210
Deferred tax asset - non current	10,228	10,228
Other assets, net	315	367

	$61,291	$67,056

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,396	$9,471
Accrued expenses	6,604	7,253
Credit facility	5,076	—
Other current liabilities	15	—

Total current liabilities	14,091	16,724

Other liabilities	9	18

Total liabilities	14,100	16,742

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 1,250,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 12,500,000 shares; 7,094,304 and 6,909,866 shares issued and 6,683,367 and 6,498,929 shares outstanding at June 30, 2009 (unaudited) and December 31, 2008, respectively	7	7
Additional paid-in capital	93,136	92,701
Accumulated other comprehensive income	1,847	565
Accumulated deficit	(43,045)	(38,205)
Treasury stock, 410,937 common shares at June 30, 2009 and December 31, 2008, at cost	(4,754)	(4,754)

Total stockholders' equity	47,191	50,314

	$61,291	$67,056
Contingencies

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$23,254	$33,260	$46,730	$61,261
Cost of goods sold	20,476	19,524	34,943	35,414
Gross profit	2,778	13,736	11,787	25,847

Operating expenses:
Research and development expenses	738	793	1,590	1,879
Selling and marketing expenses	5,437	9,125	11,387	16,780
General and administrative expenses	1,743	2,200	3,586	4,750

Total operating expenses	7,918	12,118	16,563	23,409

Operating income (loss)	(5,140)	1,618	(4,776)	2,438

Other income (expense):
Interest income (expense), net	(36)	(54)	(53)	(20)
Other income (expense), net	2	(1)	50	(51)

Income (loss) before income taxes	(5,174)	1,563	(4,779)	2,367
Income tax expense	32	9	61	16

Net income (loss)	$(5,206)	$1,554	$(4,840)	$2,351

Net income (loss) per common share - basic	$(0.78)	$0.24	$(0.73)	$0.37
- diluted	$(0.78)	$0.21	$(0.73)	$0.32

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Six Months Ended June 30, 2009
(unaudited)

	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income	Deficit	Income (Loss)	Stock	Equity

Balance, December 31, 2008	6,909,866	$7	$92,701	$565	$(38,205)		$(4,754)	$50,314

Comprehensive loss:
Net loss	—	—	—	—	(4,840)	$(4,840)	—	(4,840)
Foreign currency translation	—	—	—	1,282	—	1,282	—	1,282
Comprehensive loss	—	—	—	—	—	$(3,558)	—	—
Issuance of restricted stock	100,000	—	—	—	—		—	—
Stock options exercised	84,438	—	3	—	—		—	3
Compensatory stock and stock options	—	—	432	—	—		—	432

Balance, June 30, 2009	7,094,304	$7	$93,136	$1,847	$(43,045)		$(4,754)	$47,191

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(4,840)	$2,351
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangible assets	312	285
Amortization of deferred compensation	432	526
Provision for doubtful accounts	696	682
Provision for inventory reserve	2,560	29
Changes in operating assets and liabilities:
Trade receivables	(8,806)	(15,441)
Inventories	8,234	1,024
Prepaid expenses	269	(1,032)
Other current assets	(10)	44
Other assets	(3)	287
Accounts payable	(7,075)	1,759
Accrued expenses and other current liabilities	(630)	1,179
Net cash used in operating activities	(8,859)	(8,307)

Cash flows from investing activities:
Purchases of equipment	(161)	(348)
Net cash used in investing activities	(161)	(348)

Cash flows from financing activities:
Principal payments under capital lease obligation	(9)	(6)
Proceeds from exercise of stock options	3	5
Net proceeds from credit facility	5,052	(251)
Net cash provided by (used in) financing activities	5,046	(252)

Effects of exchange rate changes	1,282	(252)
Net decrease in cash and cash equivalents	(2,692)	(9,159)
Cash and cash equivalents at beginning of period	5,960	11,265

Cash and cash equivalents at end of period	$3,268	$2,106

Supplemental disclosure of cash flow information
Interest paid	$58	$82
Income taxes paid	$60	$9

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company", "Adams Golf", "we", "us", or "our") for the three and six month periods ended June 30, 2009 and 2008 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2008 Annual Report on Form 10-K filed with the SEC on March 11, 2009.

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels. Our recently launched products include Idea a7 and a7 OS irons and hybrids, Speedline and Speedline 9032 drivers, Speedline hybrid fairway woods, Idea Tech a4 and a4 OS I-woods and irons, Idea a3 and a3 OS I-woods and irons, Idea Pro Gold I-woods and irons and Insight Tech a4 and a4 OS drivers and hybrid-fairway woods. We also continue to develop new products for certain of our older product lines that include RPM family drivers and fairway woods and irons, the Ovation family of drivers, fairway woods and irons, Tom Watson signature wedges and under the name of Women's Golf Unlimited, the Lady Fairway and Square 2 brands. We continue to sell certain older product lines, including the Insight XTD A3 & A3 OS drivers and hybrid-fairway woods, Idea a2 and a2 OS irons, Idea Tech OS I-woods and irons, Idea a2 and a2 OS, the Tight Lies family of fairway woods, the Puglielli series of wedges, and certain accessories.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):

	June 30,	December 31,
	2009	2008
	(unaudited)
Finished goods	$12,656	$20,226
Component parts	10,160	13,385

Total inventory	$22,816	$33,611

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value. The inventory balance is comprised of purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory. At June 30, 2009, we recognized an inventory write-down of $3.6 million as a result of a reduction to a lower of cost or market value and increase to inventory obsolescence reserve. At June 30, 2009 and December 31, 2008, inventories included $775,000 and $821,000 of consigned inventory, respectively, and $2,757,000 and $197,000 of inventory obsolescence reserves, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued expenses consisted of the following on the dates indicated (in thousands):

	June 30,	December 31,
	2009	2008
	(unaudited)
Payroll and commissions	$439	$447
Product warranty and sales returns allowances	2,337	1,641
Professional services	51	7
Accrued inventory	15	1,021
Accrued sales promotions	656	274
Deferred revenue	1,376	1,429
Other	1,730	2,434

Total accrued expenses	$6,604	$7,253

4.   Income (Loss) per Common Share

The weighted average common shares used for determining basic and diluted loss per common share were 6,642,849 for the three months ended June 30, 2009, and 6,424,108 and 7,462,843, respectively, for the three months ended June 30, 2008.

The effect of all warrants and options to purchase shares of our common stock for the three months ended June 30, 2009 was excluded from the calculation of dilutive shares as the effect of inclusion would have been antidilutive. The effect of all warrants and options to purchase shares of our common stock for the three months ended June 30, 2008 resulted in additional dilutive shares of 1,038,735.

The weighted average common shares used for determining basic and diluted loss per common share were 6,603,181 for the six months ended June 30, 2009, and 6,339,079 and 7,362,332, respectively, for the six months ended June 30, 2008.

The effect of all warrants and options to purchase shares of our common stock for the six months ended June 30, 2009 was excluded from the calculation of dilutive shares as the effect of inclusion would have been antidilutive. The effect of all warrants and options to purchase shares of our common stock for the six months ended June 30, 2008 resulted in additional dilutive shares of 1,023,253.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Geographic Segment and Data

We generate substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories. Our products are distributed in both domestic and international markets. Net sales by customer for these markets consisted of the following during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
United States	$18,464	$25,238	$38,048	$48,456
Rest of World	4,790	8,022	8,682	12,805

Total net sales	$23,254	$33,260	$46,730	$61,261

Foreign net sales are generated in various regions including, but not limited to, Canada (a majority of our foreign sales), Europe, Japan, Australia, South Africa, and South America. A change in our relationship with one or more of our customers or distributors could negatively impact the volume of foreign sales.

6.   Income Taxes

We account for income taxes in accordance with FAS No. 109, "Accounting for Income Taxes" ("FAS 109") as clarified by FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred income tax assets, we consider whether it is "more likely than not", according to the criteria of FAS 109, that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses through December 31, 2002 and other deferred tax assets will be realized. However, due to our recent earnings history, we have concluded that it is more likely than not that a portion of the deferred tax asset will be realized. We have recognized a valuation allowance equal to a portion of the deferred income tax asset for which realization is uncertain.

7.   Comprehensive Loss

Comprehensive loss for the six months ended June 30, 2009 was approximately $3.6 million.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   Stock-Based Compensation

We adopted the 2002 Equity Incentive Plan (the "Plan") for employees, outside directors and consultants. The Plan allowed for the granting of up to 625,000 shares of our common stock at the inception of the Plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this Plan, and additional shares as defined in the Plan. At June 30, 2009, 908,544 options were outstanding under the plan with exercise prices ranging from $0.04 to $4.80 per share. The requisite service periods for the options to vest vary from six months to four years and the options expire ten years from the date of grant. At June 30, 2009, 691,160 shares remained available for grant, including forfeitures.

During the six months ended June 30, 2009, 100,000 options were granted with an exercise price equal to the fair market value of the underlying common stock at the date of grant and 100,000 shares of restricted stock were issued. The per share weighted-average fair value of stock options granted during the six months ended June 30, 2009 was $2.70 on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: risk free interest rate, 3.5%; expected life, 10 years; expected dividend yield, 0%; and expected volatility, based on historical daily annualized volatility of 96.34%. We use historical data to estimate option exercise and employee termination factors within the valuation model. The restricted shares issued during the six months ended June 30, 2009 had a fair value of $330,000 based on the market value at the date of grant and vest over one year in four equal installments.

Operating expenses included in the consolidated statements of operations for the three months ended June 30, 2009 and 2008 include total compensation expense associated with stock options and restricted stock grants of $215,000 and $318,000, respectively and $432,000 and $526,000 for the six months ended June 30, 2009 and 2008, respectively.

	Number of	Weighted	Aggregate
	Outstanding	Average	Intrinsic
	Shares	Exercise Price	Value of Options

Options outstanding at December 31, 2008	892,982	$0.19	$2,510,227
Options granted	100,000	3.02	—
Options forfeited / expired	—	—	—
Options exercised	(84,438)	0.04	242,364

Options outstanding at June 30, 2009	908,544	0.51	1,722,249

Options exercisable at June 30, 2009	805,419	0.19	1,790,468

The weighted average remaining contractual life of the options outstanding at June 30, 2009 was 4.35 years and for options exercisable at June 30, 2009 was 3.69 years.

As of June 30, 2009, compensation costs related to non-vested awards totaled $1.0 million, which is expected to be recognized over a weighted average period of 1.2 years.

As of June 30, 2009, there was $0.9 million of unrecognized compensation costs related to non-vested share restricted stock grants awarded. The compensation costs of these awards were determined based on the fair value of our common stock on the date of grant of $8.50 for a block of 150,000 shares granted, $8.60 for a block of 11,365 shares granted and $3.30 for a block of 100,000 shares granted. Compensation expense recognized during the three and six months ended June 30, 2009 related to the restricted stock grants was $0.2 and $0.4 million, respectively.

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

Period of Exercise	Total Options to be Exercised

2009	17,500
2010	15,000
2011	27,500
2012	28,209
2013	13,750
Beyond 2013	15,000
Total Options	116,959

9.   New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. We adopted the provisions of this standard in the current quarter and record the date of events to be the filing date; the adoption of this standard had no impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires certain disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. We adopted the provisions of this standard in the current quarter; the adoption of this standard had no impact on the consolidated financial statements.

10.   Liquidity

In November 2007, we signed a revolving credit agreement with Wachovia Bank, National Association to provide up to $15.0 million in short term debt, which expires November 2012. The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio. This agreement was amended in June 2009 so that the ratio is only calculated when we have less than $5.0 million in availability on the facility. Interest on outstanding balances accrues at a rate of LIBOR plus 2.50% and is payable monthly. As of June 30, 2009, we had $5.1 million of outstanding borrowings on our credit facility and we were in compliance with the terms of our agreement. In October 2008, Wells Fargo announced plans to acquire Wachovia Bank, N.A. and closed the acquisition at the end of 2008. The transaction resulted in the merger of Wachovia Bank into Wells Fargo with Wells Fargo being the surviving institution. Wells Fargo, as successor to Wachovia Bank, has become our lender under our existing line of credit and is subject to all of the terms and conditions thereof.

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

11.   Contingencies

Beginning in June 1999, the first of seven class action lawsuits was filed against us, certain of our current and former officers and directors, and the three underwriters of our initial public offering ("IPO") in the United States District Court of the District of Delaware. The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our IPO and sought rescissory or compensatory damages in an unspecified amount. In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading. The operative complaint was filed on January 24, 2006, and it alleges that the prospectus failed to disclose that unauthorized distribution of our products (gray market sales) threatened our long-term profits and that we engaged in questionable sales practices (including double shipping and unlimited rights of return), which threatened post-IPO financial results. Discovery closed on August 11, 2006. On November 21, 2006, all summary-judgment briefing was completed. On December 13, 2006, we learned that the Delaware District Court judge whom the case was set before was elevated to the United States Court of Appeals for the Third Circuit. On December 15, 2006, we were notified that our case was assigned to the vacant judicial position and that all proceedings had been postponed until a new judge was confirmed. On February 7, 2008, we were notified that our case was reassigned to Chief Judge Gregory M. Sleet. The parties participated in a mediation on April 8, 2008, but no resolution has been reached at this time. The Court heard oral argument on Defendant's summary-judgment motions on February 20, 2009 and the parties' Daubert motions on May 29, 2009. The Court set a trial date of October 13, 2009.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   Contingencies (continued)

We maintain directors' and officers' ("D&O") and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers. During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million. In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed. On March 30, 2006, Zurich American Insurance Company, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit. On October 11, 2007, we filed a suit against our former insurance broker, Thilman & Filipini, LLC ("T&F"), asserting various causes of action arising out of T&F's alleged failure to notify Zurich of the class action lawsuit. On March 18, 2008, the suit against T&F was amended to also name as Defendants certain alleged successor entities to T&F. All of the Defendants moved to dismiss our lawsuit on the basis that our suit was premature in that we had not been damaged by the alleged conduct of the Defendants because we had not paid any sums in satisfaction of a judgment or settlement of the class action securities litigation. Those motions were denied pursuant to a Memorandum Opinion and Order dated September 26, 2008. T&F's successor entities also moved to dismiss the claims brought against them on the grounds that, as purchasers of solely T&F's assets, they could not be held liable for the T&F debts or liabilities. The Court struck our complaint solely against the successor entity Defendants on the grounds that we had not alleged sufficient facts triggering an exception to the general rule that the purchaser of an entity's assets is not liable for the entity's liabilities and ordered us to replead our claims against the successor entity Defendants. We must replead our claims before August 24, 2009. We and T&F have engaged in preliminary written discovery efforts, but substantial discovery remains to be completed. No trial date has been set.

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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   Contingencies (continued)

As mentioned above, the underwriters for the IPO are also defendants in the securities class action. The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO. After the first lawsuit was filed, the underwriters requested indemnification under the agreement. Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters. Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit. We believe that we have no current obligation to pay the underwriters' defense costs. We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws. The litigation is not at that stage yet. As of August 3, 2009, the total amount of outstanding underwriter defense costs was approximately $1.4 million. At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded. We currently cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

Beginning April 2008, we received communications from the Estate of Anthony Antonious that our products infringed a patent of Anthony Antonious patent concerning an aerodynamic metal wood golf club head. On May 28, 2008, we filed a declaratory judgment lawsuit against the Anthony Antonious Trust in the United States District Court for the Southern District of the State of Ohio, alleging non-infringement of the Antonious patent. On June 30, 2008, the Estate of Anthony Antonious filed a lawsuit against us in the United States District Court in the State of New Jersey for damage and injunctive relief alleging infringement of the patent. On September 2, 2008, we filed a Request for Ex Parte Reexamination with the United States Patent and Trademark Office ("USPTO") requesting that the USPTO reexamine the Antonious patent at issue. The USPTO issued an order granting our Request for Ex Parte Reexamination on November 7, 2008 after finding that a substantial new question of patentability affecting the claims has been raised. As a result, both the Ohio lawsuit and the New Jersey lawsuit have been stayed pending the outcome of the USPTO's reexamination proceeding. On March 23, 2009 the USPTO issued a non-final Official Action rejecting all of the claims at issue. The trust responded to the Office Action on April 22, 2009 attempting to convince the USPTO that the claims should not be rejected. At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.   Business and Credit Concentrations

We were dependent on two customers, which collectively comprised approximately 24% of net sales for the three months ended June 30, 2009. One customer individually represented greater than 10% but less than 20% of net sales, and no customer represented greater than 20% of net sales. For the three months ended June 30, 2008, four customers collectively comprised approximately 26% of net sales. Two customers individually represented greater than 5% but less than 10% of net sales, and one customer represented greater than 10% but less than 15% of net sales while no customers represented greater than 15% of net sales.

For the six months ended June 30, 2009, we were dependent on two customers, which collectively comprised approximately 28% of net sales. Of these, one customer individually represented greater than 5% but less than 10% of net sales for the period, and one customer represented greater than 10% but less than 25% of net sales and no customers represented greater than 25% of net sales. For the six months ended June 30, 2008, three customers comprised approximately 24% of net sales while two customers individually represented greater than 5% but less than 10% of net sales and one customer individually represented greater than 10% of net sales, but no customers represented greater than 15% of net sales. Additionally, we have one customer with an outstanding accounts receivable balance that is greater than 10% but less than 15% of total accounts receivable at June 30, 2009. Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

A significant portion of our inventory purchases are from one supplier in China. We purchased approximately 39% and 48% of our total inventory purchased for the three months ended June 30, 2009 and December 31, 2008, respectively, from this one Chinese supplier. Many other industry suppliers also are located in China. We do not anticipate any changes in the relationships with our suppliers. However, if such change were to occur, we have alternative sources available. Supply from these alternative sources, however, may not be immediately available or available in the quantities necessary to meet customer demand.

14.   Product Warranty Reserve

Our golf equipment is sold under warranty against defects in material and workmanship for a period of one year. An allowance for estimated future warranty costs is recorded in the period products are sold. In estimating our future warranty obligations, we consider various relevant factors, including our stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product. Accounting for product warranty reserve could be adversely affected if one or more of our products were to fail (i.e suffer a broken shaft, head, etc.) to a significant degree above and beyond our historical product failure rates, which determine the product warranty accruals.

	Beginning Balance	Charges for Warranty Claims	Estimated Accruals	Ending Balance
Quarter ended December 31, 2008	$466	(152)	208	$522
Quarter ended March 31, 2009	$522	(63)	60	$519
Quarter ended June 30, 2009	$519	(168)	128	$479

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with (i) the attached unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2009, and with our consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC on March 11, 2009 and (ii) the discussion under the caption "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 11, 2009 and any material changes from the risk factors as previously disclosed in the Annual Report on Form 10-K set forth in Item 1A of Part II below.

Forward Looking Statements

This Quarterly Report contains "forward looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including, without limitation, in the notes to the consolidated financial statements included in this Quarterly Report and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report. Any and all statements contained in this Quarterly Report that are not statements of historical fact may be deemed forward-looking statements. The statements include, but are not limited to: statements regarding the effect of unauthorized sales of our clubs and sales of counterfeit clubs, pending litigation, statements regarding liquidity and our ability to increase revenues or achieve satisfactory operational performance, statements regarding our ability to satisfy our cash requirements and our ability to satisfy our capital needs, including cash requirements during the next twelve months, statements regarding our ability to produce products commercially acceptable to consumers and statements using terminology such as "may," "might," "will," "would," "should," "could," "project," "pro forma," "predict," "potential," "strategy," "attempt," "develop," "continue," "future," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe." Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

—The ability to maintain historical growth in revenue and profitability;
—The impact of changing economic conditions;
—The global economic uncertainty;
—Business conditions in the golf industry;
—Product development difficulties;
—The uncertainty of the results of pending litigation;
—The adequacy of the allowance for doubtful accounts, obsolete inventory and warranty reserves;
—Product approval and conformity to governing body regulations;
—Assembly difficulties;
—Product introductions;
—Patent infringement risks;
—Uncertainty of the ability to protect intellectual property rights;
—Market demand and acceptance of products;
—The future market for our capital stock;
—The uncertainty in the debt and equity markets;
—The success of our marketing strategy;
—The success of our tour strategy;
—Our dependence on one supplier for a majority of our inventory products;
—Our dependence on suppliers who are concentrated in one geographic region;
—Our dependence on a limited number of customers;
—Solvency of, and reliance on third parties, including suppliers, and freight transporters;
—The actions of competitors, including pricing, advertising and product development risks concerning future technology;
—Investor audience, interest or valuation;
—The management of sales channels and re-distribution;
—The risk associated with events that may prove unrecoverable under existing insurance policies; and
—The impact of operational restructuring on operating results and liquidity and one-time events and other factors detailed under Risk Factors, Item 1A.

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
          —Orders shipped on time
          —Expenses by department
          —Inbound and outbound freight cost by mode (dollars and dollars per unit)
          —Inbound freight utilization by mode (ocean vs air)
          —Vendor purchase order cycle time

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	88.1	58.7	74.8	57.8

Gross profit	11.9	41.3	25.2	42.2

Operating expenses:
Research and development expenses	3.2	2.4	3.4	3.1
Sales and marketing expenses	23.4	27.4	24.4	27.4
General and administrative expenses	7.4	6.6	7.7	7.7
Total operating expenses	34.0	36.4	35.5	38.2

Interest income (expense), net	(0.2)	(0.2)	(0.1)	0.0

Other income, net	0.0	(0.0)	0.1	(0.1)
Income (loss) before income taxes	(22.3)	4.7	(10.3)	3.9

Income tax expense	0.1	0.0	0.1	0.1
Net income (loss)	(22.4)%	4.7%	(10.4)%	3.8%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Total net sales decreased to $23.3 million for the three months ended June 30, 2009 from $33.3 million for the comparable period of 2008.  Our sales were primarily driven by the product sales of Speedline drivers and hybrid-fairway woods and the Idea a3 and a3 OS irons and the recent launch of the Tech a4 and a4 OS irons, hybrids, drivers and hybrid-fairway woods.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from six months to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.  The decline in net sales for the three months ended June 30, 2009 was primarily due to reduced demand by customers caused by a less than favorable economic environment in the United States and abroad.

Net sales of irons decreased to $16.5 million, or 71.1% of total net sales for the three months ended June 30, 2009 from $22.2 million, or 66.7% of total net sales, for the comparable period of 2008.  Current period iron net sales primarily resulted from sales of the Idea a3 OS irons, Tech a4 and a4 OS Irons, and a smaller portion of sales resulting from integrated iron sets while the comparable period of 2008 net sales primarily resulted from sales of the Idea a3 and a3 OS irons coupled with a smaller portion of sales of Tech OS irons and integrated iron sets.

Net sales of fairway woods decreased to $3.4 million, or 14.4% of total net sales, for the three months ended June 30, 2009, from $8.5 million, or 25.6% of total net sales, for the comparable period of 2008.  Net sales for the three months ended June 30, 2009 primarily were generated from sales of Speedline hybrid-fairway woods, Tech a4 and a4 OS hybrids and hybrid-fairway woods, Idea a3 and a3 OS and Idea Pro Gold I-woods.  Net sales for the three months ended June 30, 2008 primarily were generated from sales of Insight XTD fairway woods and Idea a3 and a3 OS, Idea Pro and Tech OS I-woods.

Net sales of drivers decreased to $3.3 million, or 14.2% of total net sales, for the three months ended June 30, 2009 from $3.5 million, or 10.6% of total net sales, for the comparable period of 2008.  A large portion of the driver net sales for the three months ended June 30, 2009 was generated by the sales of Speedline driver, which was launched in the first quarter of 2009, coupled with the Tech a4 and a4 OS drivers, which were introduced in the third quarter of 2008, while in the comparable period of 2008, net sales were primarily driven by the sales of Insight XTD driver, which was launched in the first quarter of 2008.

We were dependent on two customers, which collectively comprised approximately 24% of net sales for the three months ended June 30, 2009.  Of these, one customer individually represented greater than 10% but less than 20% of net sales and no customer represented greater than 20% of net sales for this period.  Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the United States decreased to $4.8 million, or 20.6% of total net sales, from $8.0 million, or 24.1% of total net sales, for the three months ended June 30, 2009 and 2008, respectively.  Net sales resulting from countries outside the United States and Canada decreased to 4.1% of total net sales for the three months ended June 30, 2009 from 7.2% for the comparable period of 2008.

Cost of goods sold increased to $20.5 million, or 88.1% of total net sales, for the three months ended June 30, 2009 from $19.5 million, or 58.7% of total net sales, for the comparable period of 2008.  The increase as a percentage of total net sales is primarily due to the inventory write-down to lower of cost or market totaling $3.6 million coupled with increased promotional programs during the quarter.

Selling and marketing expenses decreased to $5.4 million for the three months ended June 30, 2009 from $9.1 million for the comparable period in 2008.  The decrease is primarily the result of a decrease in marketing and tour expense of $2.4 million and commission expense of $1.1 million.

General and administrative expenses decreased to $1.7 million for the three months ended June 30, 2009 from $2.2 million for the comparable period in 2008.  The decrease is primarily the result of a decrease in compensation expense.

Research and development expenses, primarily consisting of costs associated with development of new products, decreased to $0.7 million for the three months ended June 30, 2009 from $0.8 million for the comparable period in 2008.  The decrease is primarily the result of a decrease in compensation expense.

Due to the recession currently affecting the global economy and the golf industry specifically, we continue to assess our cost structure, including but not limited to work force reductions, gross margin initiatives and overall cost savings in order to sustain our financial position as well as to position ourselves for future growth.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Total net sales decreased to $46.7 million for the six months ended June 30, 2009 from $61.3 million for the comparable period of 2008.  Our sales were primarily driven by the product sales of Speedline drivers and hybrid-fairway woods and the Idea a3 and a3 OS Irons and the recent launch of the Tech a4 and a4 OS irons, hybrids, drivers and hybrid-fairway woods.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from six months to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.  The decline in net sales for the six months ended June 30, 2009 was primarily due to reduced demand by customers caused by a less than favorable economic environment in the United States and abroad.

Net sales of irons decreased to $30.2 million, or 64.7% of total net sales for the six months ended June 30, 2009 from $38.9 million, or 63.5% of total net sales, for the comparable period of 2008.  Current period iron net sales primarily resulted from sales of the Tech a4 and a4 OS Irons, Idea a3 and a3 OS irons coupled with a smaller portion of sales of the integrated iron sets while the comparable period of 2008 net sales primarily resulted from sales of the Idea a3 and a3 OS irons coupled with a smaller portion of sales of the Tech OS irons and integrated iron sets.

Net sales of fairway woods decreased to $8.7million, or 18.7% of total net sales, for the six months ended June 30, 2009, from $14.7 million, or 24.1% of total net sales, for the comparable period of 2008.  Net sales for the six months ended June 30, 2009 primarily were generated from sales of Speedline hybrid-fairway woods, Tech a4 and a4 OS hybrids and hybrid-fairway woods, Idea a3 and a3 OS and Idea Pro Gold I-woods.  Net sales for the six months ended June 30, 2008 primarily were generated from sales of Insight XTD fairway woods and Idea a3 and a3 OS, Idea Pro and Tech OS I-woods.

Net sales of drivers decreased to $7.7 million, or 16.6% of total net sales, for the six months ended June 30, 2009 from $8.2 million, or 13.5% of total net sales, for the comparable period of 2008.  A large portion of the driver net sales for the six months ended June 30, 2009 was generated by sales of the Speedline driver, which was launched in the first quarter of 2009, coupled with the Tech a4 and a4 OS drivers, which were introduced in the third quarter of 2008, while in the comparable period of 2008, net sales were primarily driven by sales of the Insight XTD driver, which was launched in the first quarter of 2008.

We were dependent on two customers, which collectively comprised approximately 28% of net sales for the six months ended June 30, 2009.  Of these, one customer individually represented greater than 5% but less than 10% of net sales and one customer represented greater than 10% but less than 25% of net sales for this period.  Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the United States decreased to $8.7 million, or 18.6% of total net sales, from $12.8 million, or 20.9% of total net sales, for the six months ended June 30, 2009 and 2008, respectively.  Net sales resulting from countries outside the United States and Canada decreased to 4.6% of total net sales for the six months ended June 30, 2009 from 5.9% for the comparable period of 2008.

Cost of goods sold decreased to $34.9 million, or 74.8% of total net sales, for the six months ended June 30, 2009 from $35.4 million, or 57.8% of total net sales, for the comparable period of 2008.  The increase as a percentage of total net sales is primarily due to the inventory write down to lower of cost or market totaling $3.6 million coupled with increased promotional programs during the quarter.

Selling and marketing expenses decreased to $11.4 million for the six months ended June 30, 2009 from $16.8 million for the comparable period in 2008.  The decrease is primarily the result of a decrease in marketing and tour expense of $3.4 million and commission expense of $1.6 million.

General and administrative expenses decreased to $3.6 million for the six months ended June 30, 2009 from $4.8 million for the comparable period in 2008.  The decrease is primarily the result of a decrease in compensation expense of $0.6 million.

Research and development expenses, primarily consisting of costs associated with development of new products, decreased to $1.6 million for the six months ended June 30, 2009 from $1.9 million for the comparable period in 2008.  The decrease is primarily the result of a decrease in compensation expense.

Our net accounts receivable balances were approximately $22.9 million and $14.7 million at June 30, 2009 and December 31, 2008, respectively.  The increase is consistent with the seasonality of our business; historically, sales in the golf industry are stronger in the first half of the year as compared to the second half of the year.

Our inventory balances were approximately $22.8 million and $33.6 million at June 30, 2009 and December 31, 2008, respectively.  The decrease in inventory levels is primarily due to the seasonality of our business where purchases are stronger in the fourth and first quarters of the year, while sales begin to deplete inventory levels in the first and second quarters of the year, coupled with an inventory write down to lower of cost or market totaling $3.6 million during the second quarter of 2009.

Our accounts payable balances were approximately $2.4 million and $9.5 million at June 30, 2009 and December 31, 2008, respectively.  The decrease in accounts payable is primarily associated with reductions in purchases and other related expenditures due to the seasonality of our business and the less than favorable current economic environment.

Our current debt increased to $5.1 million at June 30, 2009 from $0 at December 31, 2008.  The increase was a result of our seasonal working capital cycle, where inventory purchases are relatively high in the first half of the year and accounts receivable collections increase at the end of the second quarter and accelerate into the third quarter.

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

Cash and cash equivalents decreased to $3.3 million at June 30, 2009 compared to $6.0 million at December 31, 2008. During the period, inventory decreased $8.2 million which includes the  lower of cost and market adjustment and an increase in the inventory reserve of $2.5 million and a short term debt increase of $5.1 million.  These were offset by an accrued expense and accounts payable decrease of $7.7 million and an increase in accounts receivable of $8.8 million.

In November 2007, we signed a revolving credit agreement with Wachovia Bank, National Association to provide up to $15.0 million in short term debt which expires November 2012.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio.  This agreement was amended in June 2009 so that the ratio is only calculated when we have less than $5.0 million in availability on the facility.  Interest on outstanding balances accrues at a rate of LIBOR plus 2.50% and is payable monthly.  As of June 30, 2009 and August 3, 2009, we had $5.1 million and a zero balance of outstanding borrowings, respectively, on our credit facility and we were in compliance with the terms of our agreement.  In October 2008, Wells Fargo announced plans to acquire Wachovia Bank, N.A. and closed the acquisition at the end of 2008.  The transaction resulted in the merger of Wachovia Bank into Wells Fargo with Wells Fargo being the surviving institution.  Wells Fargo, as successor to Wachovia Bank, has become our lender under our existing line of credit and is subject to all of the terms and conditions thereof.

Working capital decreased at June 30, 2009 to $35.5 million compared to $38.5 million at December 31, 2008.   Approximately 46% of our current assets were comprised of accounts receivable at June 30, 2009.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (e.g. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability and to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  Given the current global economic recession and credit crisis, we believe that more customers may request payment terms and we expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect a significant portion of the trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under our credit facility, we would be required to obtain additional financing, which may not be available at all or in the full amounts necessary, or limit expenditures to the extent of available cash on hand, all of which could adversely effect our current growth plans and result in a material adverse effect on our results of operations, financial condition and/or liquidity.

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

   Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification.  We evaluate each individual customer and measure various key aspects of the customer such as, but not limited to, their overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items.  From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the appropriate reserve requirements.   Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances which remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We generally do not require collateral.  Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more customers' financial strength.  While only one customer represent greater than 5% but less than 10% of net sales and one customer represents greater than 10% but less than 25% of net sales for the six months ended June 30, 2009, if a combination of customers were to become financially impaired, our financial results could be severely affected.

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

   Income Taxes

We account for income taxes in accordance with FAS No. 109, "Accounting for Income Taxes" ("FAS 109") as clarified by FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is "more likely than not," according to the criteria of FAS 109, that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses through December 31, 2002 and other deferred tax assets will be realized.   However, due to our recent earnings history, we have concluded that it is more likely than not that a portion of the deferred tax asset will be realized.  We have recognized a valuation allowance equal to a portion of the deferred income tax asset for which realization is uncertain.

   Impairment of Long-Lived Assets

We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three and six months ended June 30, 2009 and 2008, there were no impairments of long-lived assets.

Item 4(T).  Controls and Procedures

Introduction

"Disclosure Controls and Procedures" are defined in Exchange Act Rules 13a -15(e) and 15d -15 (e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms.  Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our Internal Controls Over Financial Reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Beginning in June 1999, the first of seven class action lawsuits was filed against us, certain of our current and former officers and directors, and the three underwriters of our initial public offering ("IPO") in the United States District Court of the District of Delaware.  The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our IPO and sought rescissory or compensatory damages in an unspecified amount.  In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading.  The operative complaint was filed on January 24, 2006, and it alleges that the prospectus failed to disclose that unauthorized distribution of our products (gray market sales) threatened our long-term profits and that we engaged in questionable sales practices (including double shipping and unlimited rights of return), which threatened post-IPO financial results.  Discovery closed on August 11, 2006.  On November 21, 2006, all summary-judgment briefing was completed.  On December 13, 2006, we learned that the Delaware District Court judge whom the case was set before was elevated to the United States Court of Appeals for the Third Circuit.  On December 15, 2006, we were notified that our case was assigned to the vacant judicial position and that all proceedings had been postponed until a new judge was confirmed.   On February 7, 2008, we were notified that our case was reassigned to Chief Judge Gregory M. Sleet.  The parties participated in a mediation on April 8, 2008, but no resolution has been reached at this time.  The Court heard oral argument on Defendant's summary-judgment motions on February 20, 2009 and the parties' Daubert motions on May 29, 2009.  The Court set a trial date of October 13, 2009.

We maintain directors' and officers' ("D&O") and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich American Insurance Company, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, Thilman & Filipini, LLC ("T&F"), asserting various causes of action arising out of the T&F's alleged failure to notify Zurich of the class action lawsuit.  On March 18, 2008, the suit against T&F was amended to also name as Defendants certain alleged successor entities to T&F.  All of the Defendants moved to dismiss our lawsuit on the basis that our suit was premature in that we had not been damaged by the alleged conduct of the Defendants because we had not paid any sums in satisfaction of a judgment or settlement of the class action securities litigation.  Those motions were denied pursuant to a Memorandum Opinion and Order dated September 26, 2008.  T&F's successor entities also moved to dismiss the claims brought against them on the grounds that, as purchasers of solely T&F's assets, they could not be held liable for the T&F debts or liabilities.  The Court struck our complaint solely against the successor entity Defendants on the grounds that we had not alleged sufficient facts triggering an exception to the general rule that the purchaser of an entity's assets is not liable for the entity's liabilities and ordered us to replead our claims against the successor entity Defendants.  We must replead our claims before August 24, 2009.  We and T&F have engaged in preliminary written discovery efforts, but substantial discovery remains to be completed.  No trial date has been set.

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

As mentioned above, the underwriters for the IPO are also defendants in the securities class action.  The underwriting agreement that we entered into with the underwriters in connection with the IPO contains an indemnification clause, providing for indemnification against any loss, including defense costs, arising out of the IPO.  After the first lawsuit was filed, the underwriters requested indemnification under the agreement.  Our D&O insurance policy included an endorsement providing $1 million to cover indemnification of the underwriters.  Our D&O insurer has notified the underwriters of the exhaustion of the $1 million sublimit.  We believe that we have no current obligation to pay the underwriters' defense costs.  We believe that the applicable case law provides that the earliest possible time that an obligation to indemnify might exist is after a court has decided conclusively that the underwriters are without fault under the federal securities laws.  The litigation is not at that stage yet.  As of August 3, 2009, the total amount of outstanding underwriter defense costs was approximately $1.4 million.  At this time, the underwriters are not able to predict with certainty the amount of defense costs they expect to incur going forward, but it is likely they will incur additional costs before this matter is concluded.  We currently cannot predict with any certainty the outcome of this indemnification issue, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

Beginning April 2008, we received communications from the Estate of Anthony Antonious that our products infringed a patent of Anthony Antonious patent concerning an aerodynamic metal wood golf club head.  On May 28, 2008, we filed a declaratory judgment lawsuit against the Anthony Antonious Trust in the United States District Court for the Southern District of the State of Ohio, alleging non-infringement of the Antonious patent.  On June 30, 2008, the Estate of Anthony Antonious filed a lawsuit against us in the United States District Court in the State of New Jersey for damage and injunctive relief alleging infringement of the patent.  On September 2, 2008, we filed a Request for Ex Parte Reexamination with the United States Patent and Trademark Office ("USPTO") requesting that the USPTO reexamine the Antonious patent at issue.  The USPTO issued an order granting our Request for Ex Parte Reexamination on November 7, 2008 after finding that a substantial new question of patentability affecting the claims has been raised.   As a result, both the Ohio lawsuit and the New Jersey lawsuit have been stayed pending the outcome of the USPTO's reexamination proceeding.  On March 23, 2009 the USPTO issued a non-final Official Action rejecting all of the claims at issue.  The trust responded to the Office Action on April 22, 2009 arguing that the claims should not be rejected.  At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty, per the guidance in SFAS 5, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

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

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 28, 2009, the following proposals were adopted by the margin indicated.

1.	To elect the following nominees as director to serve until the 2012 Annual Meeting of Stockholders and until his successor is elected and qualified.
		Number of Shares
		Vote For	Withheld

	Oliver G. Brewer	5,060,377	195,673
	Russell L. Fleischer	5,151,347	104,663

The following directors' terms of office continued after the Annual meeting of Stockholders: B. H. (Barney) Adams , Robert D. Rogers, Mark R. Mulvoy, John M. Gregory and Joseph Gregory.

2.
To ratify the appointment of KBA Group LLP as the independent auditors of the Company for the year ending December 31, 2009, which was changed to BKD, LLP as a result of a KBA Group joining BKD on June 1, 2009.

	Number of Shares
Vote For	Vote Against	Abstained

5,245,801	9,823	386

Item 6.  Exhibits

See the Exhibit Index on pages 30-31.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS GOLF, INC.

Date: August 5, 2009	By:	/S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 5, 2009	By:	/S/ PAMELA HIGH
Pamela J. High
Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed on February 14, 2008	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007 File No. 001-33978 (Exhibit 3.2)

Exhibit 3.3	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K File No. 000-24583 (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Stock Incentive Plan for Adams Golf, Inc.	Incorporated by reference to Annex A of the 2002 Proxy Statement File No. 000-24583 (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-112622 (Exhibit 4.7)

Exhibit 10.1	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2003 Form 10-K File No. 000-24583 (Exhibit 10.12)

Exhibit 10.2*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2004 Form 10-K File No. 000-24583 (Exhibit 10.17)

Exhibit 10.3*	Asset Purchase Agreement of Women's Golf Unlimited	Incorporated by reference to 2006 Form 10-K File No. 000-24583 (Exhibit 10.11)

Exhibit 10.4	Revolving line of Credit between Adams Golf, Inc and Wachovia Bank, National Association	Incorporated by reference to the Report on From 8-K dated November 13, 2007 (Exhibit 10.1)

Exhibit 10.5	Commercial Lease Agreement dated December 15, 2007, between MDN/JSC -II Limited and the Company	Incorporated by reference to 2007 Form 10-K File No 001-33978 (Exhibit 10.9)

Exhibit 10.6	Commercial Lease Agreement dated April 10, 2008, between CLP Properties Texas, L.P. and the Company	Incorporated by reference to the Report on From 8-K dated April 15, 2008 File No. 001-33978 (Exhibit 10.1)

Exhibit 10.7	Employment Agreement - Byron (Barney) H. Adams	Incorporated by reference to the Report on From 8-K dated January 12, 2009 File No. 001-33978 (Exhibit 10.1)

Exhibit 10.8	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended March 31, 2009 File No. 001-33978 (Exhibit 10.9)

Exhibit 10.9	Amendment to Revolving line of Credit between Adams Golf, Inc and Wachovia Bank, National Association	Included in this filing

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

* The SEC has granted our request for confidential treatment of certain portions of these agreements.