Form 10-Q
period 2009-09-30
ADAMS GOLF INC
filed 2009-11-10
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009
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

☐ Yes   ☒ No

The number of outstanding shares of the Registrant's common stock, par value $.001 per share, was 6,697,742 on November 10, 2009.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page
PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		September 30, 2009 (unaudited) and December 31, 2008	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three and nine months ended September 30, 2009 and 2008	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Nine months ended September 30, 2009	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Nine months ended September 30, 2009 and 2008	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-14

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

	Item 4(T).	Controls and Procedures	24-25

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	26-27

	Item 1A.	Risk Factors	27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	Submissions of Matters to a Vote of Security Holders	N/A

	Item 5.	Other Information	N/A

	Item 6.	Exhibits	28

		Signatures	28

Item 1.
ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,407	$5,960
Trade receivables, net of allowance for doubtful accounts of $1,537 (unaudited) and $1,321 in 2009 and 2008, respectively	16,250	14,743
Inventories, net	20,610	33,611
Prepaid expenses	455	908
Other current assets	190	29
Total current assets	48,912	55,251

Property and equipment, net	1,027	1,210
Deferred tax asset - non current	10,228	10,228
Other assets, net	277	367
	$60,444	$67,056

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,101	$9,471
Accrued expenses	11,423	7,253
Other current liabilities	17	—
Total current liabilities	18,541	16,724
Other liabilities	6	18
Total liabilities	18,547	16,742

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 1,250,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 12,500,000 shares; 7,108,679 and 6,909,866 shares issued and 6,697,742 and 6,498,929 shares outstanding at September 30, 2009 (unaudited) and December 31, 2008, respectively	7	7
Additional paid-in capital	93,351	92,701
Accumulated other comprehensive income	1,808	565
Accumulated deficit	(48,515)	(38,205)
Treasury stock, 410,937 common shares at September 30, 2009 and December 31, 2008, at cost	(4,754)	(4,754)
Total stockholders' equity	41,897	50,314

	$60,444	$67,056
Contingencies

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$17,385	$17,700	$64,115	$78,961
Cost of goods sold	11,056	10,937	45,999	46,351
Gross profit	6,329	6,763	18,116	32,610

Operating expenses:
Research and development expenses	610	889	2,201	2,768
Selling and marketing expenses	4,548	4,938	15,936	21,718
General and administrative expenses	1,614	2,096	5,199	6,846
Settlement expense	5,000	—	5,000	—
Total operating expenses	11,772	7,923	28,336	31,332
Operating income (loss)	(5,443)	(1,160)	(10,220)	1,278

Other income (expense):
Interest income (expense), net	(19)	6	(71)	(14)
Other income (expense), net	(5)	(9)	45	(60)

Income (loss) before income taxes	(5,467)	(1,163)	(10,246)	1,204
Income tax expense	4	—	64	16
Net income (loss)	$(5,471)	$(1,163)	$(10,310)	$1,188

Net income (loss) per common share - basic	$(0.82)	$(0.18)	$(1.55)	$0.19
- diluted	$(0.82)	$(0.18)	$(1.55)	$0.16

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Nine Months Ended September 30, 2009
(unaudited)

	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income	Deficit	Income (Loss)	Stock	Equity

Balance, December 31, 2008	6,909,866	$7	$92,701	$565	$(38,205)		$(4,754)	$50,314

Comprehensive loss:
Net loss	—	—	—	—	(10,310)	$(10,310)	—	(10,310)
Foreign currency translation	—	—	—	1,243	—	1,243	—	1,243
Comprehensive loss	—	—	—	—	—	$(9,067)	—	—
Issuance of restricted stock	100,000	—	—	—	—		—	—
Stock options exercised	98,813	—	3	—	—		—	3
Compensatory stock and stock options	—	—	647	—	—		—	647

Balance, September 30, 2009	7,108,679	$7	$93,351	$1,808	$(48,515)		$(4,754)	$41,897

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(10,310)	$1,188
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	463	429
Amortization of deferred compensation	647	786
Provision for doubtful accounts	968	826
Provision for inventory reserve	1,783	—
Changes in operating assets and liabilities:
Trade receivables	(2,475)	(25)
Inventories	11,218	2,316
Prepaid expenses	452	49
Other current assets	(160)	57
Other assets	(3)	422
Accounts payable	(2,370)	(3,515)
Accrued expenses and other current liabilities	4,189	(3,196)
Net cash provided by (used in) operating activities	4,402	(663)

Cash flows from investing activities:
Purchases of equipment	(169)	(396)
Net cash used in investing activities	(169)	(396)

Cash flows from financing activities:
Principal payments under capital lease obligation	(11)	(9)
Proceeds from exercise of stock options	3	8
Treasury stock purchase	—	(448)
Debt financing costs	(21)	9
Net cash used in financing activities	(29)	(440)

Effects of exchange rate changes	1,243	(947)
Net increase (decrease) in cash and cash equivalents	5,447	(2,446)
Cash and cash equivalents at beginning of period	5,960	11,265

Cash and cash equivalents at end of period	$11,407	$8,819

Supplemental disclosure of cash flow information
Interest paid	$78	$91
Income taxes paid	$64	$10

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company", "Adams Golf", "we", "us", or "our") for the three and nine month periods ended September 30, 2009 and 2008 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.   However, these operating results are not necessarily indicative of the results expected for the full fiscal year.   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2008 Annual Report on Form 10-K filed with the SEC on March 11, 2009.  The condensed consolidated balance sheet of Adams Golf, Inc. as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date.  We have evaluated subsequent events through the filling of these financial statements.

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels.  Our recently launched products include Idea a7 and a7 OS irons and hybrids,  Speedline and Speedline 9032 drivers, Speedline hybrid fairway woods, Idea Pro Black I-woods and irons, Idea Tech a4 and a4 OS I-woods and irons, Idea Pro Gold I-woods and irons and Insight Tech a4 and a4 OS drivers and hybrid-fairway woods.  We also continue to develop new products under the name of Women's Golf Unlimited, the Lady Fairway and Square 2 brands.  We continue to sell certain older product lines, including the Idea a3 and a3 OS I-woods and irons, the Tight Lies family of fairway woods, the Puglielli series of wedges, and certain accessories.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.  All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):

	September 30,	December 31,
	2009	2008
	(unaudited)
Finished goods	$12,045	$20,226
Component parts	8,565	13,385
Total inventory	$20,610	$33,611

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory. At the second quarter of 2009, we recognized an inventory write-down of $3.6 million as a result of a reduction to a lower of cost or market value and increase to inventory obsolescence reserve.   At September 30, 2009 and December 31, 2008, inventories included $786,000 and $821,000 of consigned inventory, respectively, and $1,979,000 and $197,000 of inventory obsolescence reserves, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued expenses consisted of the following on the dates indicated (in thousands):

	September 30,	December 31,
	2009	2008
	(unaudited)
Payroll and commissions	$540	$447
Product warranty and sales returns allowances	2,022	1,641
Professional services	64	7
Accrued settlement expense	5,000	—
Accrued inventory	43	1,021
Accrued sales promotions	844	274
Deferred revenue	1,471	1,429
Other	1,439	2,434
Total accrued expenses	$11,423	$7,253

4.   Net Income (Loss) per Common Share

The weighted average common shares used for determining basic and diluted loss per common share were 6,650,193 for the three months ended September 30, 2009, and 6,472,513 for the three months ended September 30, 2008.

The effect of all warrants and options to purchase shares of our common stock for the three months ended September 30, 2009 and September 30, 2008 were excluded from the calculation of dilutive shares because the effect of inclusion would have been anti-dilutive.

The weighted average common shares used for determining basic and diluted loss per common share were 6,632,734 for the nine months ended September 30, 2009, and 6,384,088 and 7,363,828, respectively, for the nine months ended September 30, 2008.

The effect of all warrants and options to purchase shares of our common stock for the nine months ended September 30, 2009 was excluded from the calculation of dilutive shares because the effect of inclusion would have been anti-dilutive.   The effect of all warrants and options to purchase shares of our common stock for the nine months ended September 30, 2008 resulted in additional dilutive shares of  979,740.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Geographic Segment and Data

We generate substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  Our products are distributed in both domestic and international markets.  Net sales for these markets consisted of the following during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
United States	$14,455	$14,154	$52,503	$62,609
Rest of World	2,930	3,546	11,612	16,352
Total net sales	$17,385	$17,700	$64,115	$78,961

Foreign net sales are generated in various regions including, but not limited to, Canada (a majority of our foreign sales), Europe, Japan, Australia, South Africa, and South America.  A change in our relationship with one or more of our customers or distributors could negatively impact the volume of foreign sales.

6.   Income Taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes.   FASB ASC 740 prescribes the use of the liability method where by deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that we believe has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses and other deferred tax assets will be realized.   However, due to our recent earnings history, we have concluded that it is more likely than not that a portion of the deferred tax asset will be realized.  We have recognized a valuation allowance equal to a portion of the deferred income tax asset for which realization is uncertain.

7.   Comprehensive Loss

Comprehensive loss for the nine months ended September 30, 2009 was approximately $9.1 million, which includes the $5 million accrual of the shareholder settlement.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   Stock-Based Compensation

We maintain the 2002 Equity Incentive Plan (the "Plan") for employees, outside directors and consultants.  At September 30, 2009, 894,169 options were outstanding under the Plan with exercise prices ranging from $0.04 to $4.80 per share.  The requisite service periods for the options to vest vary from six months to four years and the options expire ten years from the date of grant.  At September 30, 2009, 691,160 shares remained available for grant, including forfeitures.

During the nine months ended September 30, 2009, 100,000 options were granted with an exercise price equal to the fair market value of the underlying common stock at the date of grant and 100,000 shares of restricted stock were issued.  The per share weighted-average fair value of stock options granted during the nine months ended September 30, 2009 was $2.70 on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:  risk free interest rate, 3.5%; expected life, 10 years; expected dividend yield, 0%; and expected volatility, based on historical daily annualized volatility of 96.34%.  We use historical data to estimate option exercise and employee termination factors within the valuation model.  The restricted shares issued during the nine months ended September 30, 2009 had a fair value of $330,000 based on the market value at the date of grant and vest over one year in four equal installments.

Operating expenses included in the consolidated statements of operations for the three months ended September 30, 2009 and 2008 include total compensation expense associated with stock options and restricted stock grants of $215,000 and $261,000, respectively, and $647,000 and $786,000 for the nine months ended September 30, 2009 and 2008, respectively.

	Number of	Weighted	Aggregate
	Outstanding	Average	Intrinsic
	Shares	Exercise Price	Value of Options

Options outstanding at December 31, 2008	892,982	$0.19	$2,510,227
Options granted	100,000	3.02	—
Options forfeited / expired	—	—	—
Options exercised	(98,813)	0.04	281,113

Options outstanding at September 30, 2009	894,169	0.52	2,439,282

Options exercisable at September 30, 2009	805,419	0.19	2,467,020

The weighted average remaining contractual life of the options outstanding at September 30, 2009 was 4.08 years and for options exercisable at September 30, 2009 was 3.44 years.

As of September 30, 2009, compensation costs related to non-vested awards totaled $0.8 million, which is expected to be recognized over a weighted average period of 1.2 years.

As of September 30, 2009, there were $0.7 million of unrecognized compensation costs related to non-vested share restricted stock grants awarded.  The compensation costs of these awards were determined based on the fair value of our common stock on the date of grant of $8.50 for a block of 150,000 shares granted, $8.60 for a block of 11,365 shares granted and $3.30 for a block of 100,000 shares granted.  Compensation expense recognized during the three and nine months ended September 30, 2009 related to these restricted stock grants was $0.2 and $0.6 million, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   Stock-Based Compensation (continued)

Due to the passage of The American Jobs Creation Act and the subsequent IRS Section 409A rules, stock options that were issued at a strike price less than market value at the date of grant will now be considered deferred compensation by the IRS and the individual who was granted the options will incur adverse tax consequences, including, but not limited to excise taxes, unless the individual designated a specific future exercise date of the unvested stock options at December 31, 2004 and made this election before December 31, 2005.  As a result of the compliance with the American Job Creation Act, a summary of these designated future exercise dates is as follows:

Period of Exercise	Total Options to be Exercised

2009	3,125
2010	15,000
2011	27,500
2012	28,209
2013	13,750
Beyond 2013	15,000

Total Options	102,584

9.   New Accounting Pronouncement

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (“GAAP”).  The codification did not change GAAP but reorganizes the literature.  Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements issued for the period ended September 30, 2009.  The adoption of FASB ASC 105 did not impact our financial position or results of operations.

10.   Liquidity

In November 2007, we signed a revolving credit agreement, which expires November 2012 with Wachovia Bank, NA to provide up to $15.0 million in short term debt.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio.  This agreement was amended in June 2009 so that the ratio is only calculated when we have less than $5.0 million in availability on the facility.  Interest on outstanding balances accrues at a rate of LIBOR plus 2.50% and is payable monthly.  As of September 30, 2009, we had no outstanding borrowings on our credit facility and we were in compliance with the terms of our agreement.  In 2008, Wells Fargo Bank, NA acquired Wachovia Bank, NA.  Wells Fargo Bank, NA, as successor to Wachovia Bank, NA, has become our lender under our existing line of credit and is subject to all of the terms and conditions thereof.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.   Liquidity (continued)

Our anticipated sources of liquidity over the next twelve months are expected to be cash reserves, projected cash flows from operations, and available borrowings under our credit facility.  We anticipate that operating cash flows and current cash reserves will also fund capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to our operations if cash is needed to support other areas of our operations.  In addition, cash flows from operations and cash reserves will be used to support ongoing purchases of component parts for our current and future product lines.  The expected operating cash flows, current cash reserves and borrowings available under our credit facility are expected to allow us to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

If adequate funds are not available or not available on acceptable terms, we may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities; or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results, financial condition and/or liquidity.

11.   Contingencies

On October 29, 2009, the Company reached a settlement in principle regarding the consolidated securities class action filed in June 1999 in the United States District Court of the District of Delaware.   The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our IPO and sought rescissory or compensatory damages in an unspecified amount.  In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading.  The settlement remains subject to final documentation as well as approval by the Court, approval by the shareholder class, and is subject to appeal.  The proposed settlement provides for a total payment to the class of $16.5 million in cash and a payment of the first $1.25 million, after attorneys fees and costs, actually received (if any) by the Company in connection with the Company’s litigation against its former insurance broker (Thilman & Filipini, LLC (“T&F”)) and it’s former insurance carrier, Zurich American Insurance Company ("Zurich").  Of the $16.5 million cash settlement amount, $5 million will be paid by the Company, which the Company will record as a charge during the quarter ended September 30, 2009.  If approved, the settlement will lead to a dismissal with prejudice of all claims against all defendants in the litigation.  As part of the settlement, the underwriters for the IPO have agreed to release the Company from any indemnification obligation.  Although defendants continue to deny plaintiffs' allegations, the Company believes it is in the best interests of its stockholders to proceed with this settlement.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   Contingencies (continued)

The Company maintains directors' and officers' ("D&O") and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, T&F, asserting various causes of action arising out of T&F's alleged failure to notify Zurich of the class action lawsuit.  On March 18, 2008, the suit against T&F was amended to also name as Defendants certain alleged successor entities to T&F.  All of the Defendants moved to dismiss our lawsuit on the basis that our suit was premature in that we had not been damaged by the alleged conduct of the Defendants because we had not paid any sums in satisfaction of a judgment or settlement of the class action securities litigation.  Those motions were denied pursuant to a Memorandum Opinion and Order dated September 26, 2008.  T&F's successor entities also moved to dismiss the claims brought against them on the grounds that, as purchasers of solely T&F's assets, they could not be held liable for the T&F debts or liabilities.  The Court struck our complaint solely against the successor entity Defendants on the grounds that we had not alleged sufficient facts triggering an exception to the general rule that the purchaser of an entity's assets is not liable for the entity's liabilities and ordered us to replead our claims against the successor entity Defendants.  We and T&F have engaged in preliminary written discovery efforts, but substantial discovery remains to be completed.  On September 11, 2009, we filed a lawsuit against Zurich, asserting various causes of action arising out of Zurich's denial of coverage of the class action lawsuit.

Beginning April 2008, we received communications from the Estate of Anthony Antonious that our products infringed a patent of Anthony Antonious patent concerning an aerodynamic metal wood golf club head.  On May 28, 2008, we filed a declaratory judgment lawsuit against the Anthony Antonious Trust in the United States District Court for the Southern District of the State of Ohio, alleging non-infringement of the Antonious patent.  On June 30, 2008, the Estate of Anthony Antonious filed a lawsuit against us in the United States District Court in the State of New Jersey for damage and injunctive relief alleging infringement of the patent.  On September 2, 2008, we filed a Request for Ex Parte Reexamination with the United States Patent and Trademark Office ("USPTO") requesting that the USPTO reexamine the Antonious patent at issue.  The USPTO issued an order granting our Request for Ex Parte Reexamination on November 7, 2008 after finding that a substantial new question of patentability affecting the claims has been raised.   As a result, both the Ohio lawsuit and the New Jersey lawsuit have been stayed pending the outcome of the USPTO's reexamination proceeding.  On October 9, 2009, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate concerning claims amended during the reexamination procedure.  It appears likely that a Reexamination Certificate will issue and litigation will resume shortly thereafter.   At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty, per the guidance FASB ASC 450, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.   Business and Credit Concentrations

We were dependent on two customers, which collectively comprised approximately 24% of net sales for the three months ended September 30, 2009.  One customer individually represented greater than 10% but less than 20% of net sales, and no customer represented greater than 20% of net sales.  For the three months ended September 30, 2008, five customers collectively comprised approximately 27% of net sales.  Two customers individually represented greater than 5% but less than 10% of net sales, and no customer represented greater than 10% of net sales.

For the nine months ended September 30, 2009, we were dependent on two customers, which collectively comprised approximately 25% of net sales.  Of these, one customer individually represented greater than 5% but less than 10% of net sales for the period, and one customer represented greater than 10% but less than 25% of net sales and no customers represented greater than 25% of net sales.  For the nine months ended September 30, 2008, five customers comprised approximately 27% of net sales while two customers individually represented greater than 5% but less than 10% of net sales, but no customers represented greater than 10% of net sales.  Additionally, we have one customer with an outstanding accounts receivable balance that is greater than 10% but less than 25% of total accounts receivable at September 30, 2009.  Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

A significant portion of our inventory purchases are from one supplier in China.  We purchased approximately 44% and 48% of our total inventory purchased for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively, from this one Chinese supplier.  Many other industry suppliers also are located in China.  We do not anticipate any changes in the relationships with our suppliers.  However, if such change were to occur, we believe we will have alternative sources available.  Supply from these alternative sources, however, may not be immediately available or available in the quantities necessary to meet customer demand.

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

	Beginning Balance	Charges for Warranty Claims	Estimated Accruals	Ending Balance
Quarter ended December 31, 2008	$466	(152)	208	$522
Quarter ended March 31, 2009	$522	(63)	60	$519
Quarter ended June 30, 2009	$519	(168)	128	$479
Quarter ended September 30, 2009	$479	(146)	74	$407

15.   Subsequent Event

On October 30, 2009, we entered into a Memorandum of Understanding to settle and resolve a stockholder class action lawsuit.  The settlement provides for a payment to the class of $16.5 million, of which we have agreed to contribute $5.0 million and the balance of which will come from our insurers and other settling defendants.  We have recorded a $5.0 million charge in the quarter ended September 30, 2009 resulting from the settlement.  See note 11 for further details.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with (i) the attached unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2009, and with our consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC on March 11, 2009 and (ii) the discussion under the caption "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 11, 2009 and any material changes from the risk factors as previously disclosed in the Annual Report on Form 10-K set forth in Item 1A of Part II below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.6	61.8	71.7	58.7

Gross profit	36.4	38.2	28.3	41.3

Operating expenses:
Research and development expenses	3.5	5.0	3.4	3.5
Sales and marketing expenses	26.2	27.9	24.9	27.5
General and administrative expenses	9.3	11.8	8.1	8.7
Settlement expense	28.7	—	7.8	—
Total operating expenses	67.7	44.7	44.2	39.7

Interest income (expense), net	(0.1)	(0.1)	(0.1)	0.0

Other income, net	0.0	(0.0)	0.0	(0.1)
Income (loss) before income taxes	(31.4)	(6.6)	(16.0)	1.5

Income tax expense	0.1	0.0	0.1	0.0
Net income (loss)	(31.5)%	(6.6)%	(16.1)%	1.5%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Total net sales decreased to $17.4 million for the three months ended September 30, 2009 from $17.7 million for the comparable period of 2008.  Our sales were primarily driven by the product sales of newly launched Idea a7 and a7 OS irons and hybrids along with Speedline drivers and hybrid-fairway woods and the Idea a3 and a3 OS irons.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from six months to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.  The decline in net sales for the three months ended September 30, 2009 was primarily due to reduced demand by customers caused by a less than favorable economic environment in the United States and abroad.

Net sales of irons increased to $12.7 million, or 73.1% of total net sales, for the three months ended September 30, 2009 from $11.0 million, or 61.9% of total net sales, for the comparable period of 2008.  Current period iron net sales primarily resulted from sales of the recently introduced Idea a7 and a7 OS irons coupled with the close out of the Idea a3 OS irons, and a smaller portion of sales resulting from Tech a4 and a4 OS Irons and integrated iron sets while the comparable period of 2008 net sales primarily resulted from sales of the Idea a3 and a3 OS irons coupled with a smaller portion of sales of Tech OS irons and integrated iron sets.

Net sales of fairway woods decreased to $3.3 million, or 19.2% of total net sales, for the three months ended September 30, 2009, from $4.0 million, or 22.7% of total net sales, for the comparable period of 2008.  Net sales for the three months ended September 30, 2009 primarily were generated from sales of Idea a7 and a7 OS hybrids, Speedline hybrid-fairway woods, Tech a4 and a4 OS hybrids and hybrid-fairway woods, Idea a3 and a3 OS and Idea Pro Gold I-woods.  Net sales for the three months ended September 30, 2008 primarily were generated from sales of Insight XTD fairway woods and Idea a3 and a3 OS, Idea Pro and Tech OS I-woods.

Net sales of drivers increased to $1.2 million, or 7.0% of total net sales, for the three months ended September 30, 2009 from $1.1 million, or 6.5% of total net sales, for the comparable period of 2008.  A large portion of the driver net sales for the three months ended September 30, 2009 was generated by the sales of the Speedline driver, which was launched in the first quarter of 2009 along with the Speedline 9032 driver launched in the second quarter of 2009, while in the comparable period of 2008, net sales were primarily driven by the sales of the Insight XTD driver, which was launched in the first quarter of 2008.

We were dependent on two customers, which collectively comprised approximately 24% of net sales for the three months ended September 30, 2009.  Of these, one customer individually represented greater than 10% but less than 20% of net sales and no customer represented greater than 20% of net sales for this period.  Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the United States decreased to $2.9 million, or 16.9% of total net sales, from $3.5 million, or 20.0% of total net sales, for the three months ended September 30, 2009 and 2008, respectively.  Net sales resulting from countries outside the United States and Canada decreased to 3.7% of total net sales for the three months ended September 30, 2009 from 6.5% for the comparable period of 2008.

Cost of goods sold increased to $11.1 million, or 63.6% of total net sales, for the three months ended September 30, 2009 from $10.9 million, or 61.8% of total net sales, for the comparable period of 2008.  The increase as a percentage of total net sales is primarily due to changes in the product mix and promotional programs during the quarter.

Selling and marketing expenses decreased to $4.5 million for the three months ended September 30, 2009 from $4.9 million for the comparable period in 2008.  The decrease is primarily the result of a decrease in compensation expense and cost saving initiatives in various areas.

General and administrative expenses decreased to $1.6 million for the three months ended September 30, 2009 from $2.1 million for the comparable period in 2008.  The decrease is primarily the result of a decrease in compensation expense and cost saving initiatives in various areas.

Research and development expenses, primarily consisting of costs associated with development of new products, decreased to $0.6 million for the three months ended September 30, 2009 from $0.9 million for the comparable period in 2008.  The decrease is primarily the result of a decrease in compensation expense and cost saving initiatives in various areas.

Due to the recession currently affecting the global economy and the golf industry specifically, we continue to assess our cost structure, including but not limited to work force reductions, gross margin savings and overall cost savings in order to sustain our financial position as well as to position ourselves for future growth.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Total net sales decreased to $64.1 million for the nine months ended September 30, 2009 from $79.0 million for the comparable period of 2008.  Our sales were primarily driven by the product sales of Idea a7 and a7 OS irons and hybrids, Speedline drivers and hybrid-fairway woods, the Idea a3 and a3 OS Irons, the Tech a4 and a4 OS irons, hybrids, drivers and hybrid-fairway woods and integrated iron sets.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from six months to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.  The decline in net sales for the nine months ended September 30, 2009 was primarily due to reduced demand by customers caused by a less than favorable economic environment in the United States and abroad.

Net sales of irons decreased to $42.9 million, or 66.9% of total net sales for the nine months ended September 30, 2009 from $49.9 million, or 63.2% of total net sales, for the comparable period of 2008.  Current period iron net sales primarily resulted from sales of the Idea a7 and a7 OS irons, Tech a4 and a4 OS Irons, Idea a3 and a3 OS irons coupled with a smaller portion of sales of the integrated iron sets while the comparable period of 2008 net sales primarily resulted from sales of the Idea a3 and a3 OS irons coupled with a smaller portion of sales of the Tech OS irons and integrated iron sets.

Net sales of fairway woods decreased to $12.1 million, or 18.8% of total net sales, for the nine months ended September 30, 2009, from $18.8 million, or 23.7% of total net sales, for the comparable period of 2008.  Net sales for the nine months ended September 30, 2009 primarily were generated from sales of Idea a7 and a7 OS hybrids, Speedline hybrid-fairway woods, Tech a4 and a4 OS hybrids and hybrid-fairway woods, Idea a3 and a3 OS and Idea Pro Gold I-woods.  Net sales for the nine months ended September 30, 2008 primarily were generated from sales of Insight XTD fairway woods and Idea a3 and a3 OS, Idea Pro and Tech OS I-woods.

Net sales of drivers decreased to $8.9 million, or 14.0% of total net sales, for the nine months ended September 30, 2009 from $9.4 million, or 11.9% of total net sales, for the comparable period of 2008.  A large portion of the driver net sales for the nine months ended September 30, 2009 was generated by sales of the Speedline driver, which was launched in the first quarter of 2009 along with the Speedline 9032 driver launched in the second quarter of 2009, coupled with the Tech a4 and a4 OS drivers, which were introduced in the third quarter of 2008, while in the comparable period of 2008, net sales were primarily driven by sales of the Insight XTD driver, which was launched in the first quarter of 2008.

We were dependent on two customers, which collectively comprised approximately 28% of net sales for the nine months ended September 30, 2009.  Of these, one customer individually represented greater than 5% but less than 10% of net sales and one customer represented greater than 10% but less than 25% of net sales for this period.  Should these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the United States decreased to $11.6 million, or 18.1% of total net sales, from $16.4 million, or 20.7% of total net sales, for the nine months ended September 30, 2009 and 2008, respectively.  Net sales resulting from countries outside the United States and Canada decreased to 4.4% of total net sales for the nine months ended September 30, 2009 from 6.1% for the comparable period of 2008.

Cost of goods sold decreased to $46.0 million, or 71.1% of total net sales, for the nine months ended September 30, 2009 from $46.4 million, or 58.7% of total net sales, for the comparable period of 2008.  The increase as a percentage of total net sales is primarily due to the inventory write down to lower of cost or market totaling $3.6 million taken during the second quarter coupled with changes in the product mix and promotional programs during the period.

Selling and marketing expenses decreased to $15.9 million for the nine months ended September 30, 2009 from $21.7 million for the comparable period in 2008.  The decrease is primarily the result of a decrease in marketing and tour expense of $3.4 million and commission expense of $1.6 million and other cost saving initiatives in various areas.

General and administrative expenses decreased to $5.2 million for the nine months ended September 30, 2009 from $6.8 million for the comparable period in 2008.  The decrease is primarily the result of a decrease in compensation expense of $1.0 million along with other cost saving initiatives in various areas.

Research and development expenses, primarily consisting of costs associated with development of new products, decreased to $2.2 million for the nine months ended September 30, 2009 from $2.8 million for the comparable period in 2008.  The decrease is primarily the result of a decrease in compensation expense.

Our net accounts receivable balances were approximately $16.3 million and $14.7 million at September 30, 2009 and December 31, 2008, respectively.  The increase is consistent with the seasonality of our business; historically, sales in the golf industry are stronger in the first half of the year as compared to the second half of the year.

Our inventory balances were approximately $20.6 million and $33.6 million at September 30, 2009 and December 31, 2008, respectively.  The decrease in inventory levels is primarily due to the seasonality of our business where purchases are stronger in the fourth and first quarters of the year, while sales begin to deplete inventory levels in the first and second quarters of the year, coupled with an inventory write down to lower of cost or market totaling $3.6 million during the second quarter of 2009.

Our accrued liabilities balances were approximately $11.4 million and $7.3 million at September 30, 2009 and December 31, 2008, respectively.  The increase in accrued liabilities is primarily due to the accrual for the settlement of the stockholder class action lawsuit pursuant to which we currently estimate that we will contribute $5 million in conjunction with the settlement to cover the layer of exposure on our directors' and officers' corporate liability insurance that our former insurance carrier will not cover at this time.  See the Legal Proceedings section of this Form 10-Q for further details.

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

Cash and cash equivalents increased to $11.4 million at September 30, 2009 compared to $6.0 million at December 31, 2008. During the period, inventory decreased $11.2 million and an increase in the inventory reserve of $1.8 million and a net increase in accrued expense and accounts payable of $1.8 million.  These were offset by an increase in accounts receivable of $2.5 million.

In November 2007, we signed a revolving credit agreement, which expires November 2012 with Wachovia Bank, NA to provide up to $15.0 million in short term debt.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio.  This agreement was amended in June 2009 so that the ratio is only calculated when we have less than $5.0 million in availability on the facility.  Interest on outstanding balances accrues at a rate of LIBOR plus 2.50% and is payable monthly.  As of September 30, 2009 and November 10, 2009, we had no outstanding borrowings on our credit facility and we were in compliance with the terms of our agreement.  In 2008, Wells Fargo Bank, NA acquired Wachovia Bank, NA.  Wells Fargo Bank, NA, as successor to Wachovia Bank, NA, has become our lender under our existing line of credit and is subject to all of the terms and conditions thereof.

Working capital decreased at September 30, 2009 to $30.4 million compared to $38.5 million at December 31, 2008.   Approximately 33% of our current assets were comprised of accounts receivable at September 30, 2009.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (e.g. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability and to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  Given the current global economic recession and credit crisis, we believe that more customers may request payment terms and we expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect a significant portion of the trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under our credit facility, we would be required to obtain additional financing, which may not be available at all or in the full amounts necessary, or limit expenditures to the extent of available cash on hand, all of which could adversely effect our current growth plans and result in a material adverse effect on our results of operations, financial condition and/or liquidity.

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

   Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification.  We evaluate each individual customer and measure various key aspects of the customer such as, but not limited to, their overall credit risk (via Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items.  From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the appropriate reserve requirements.   Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances which remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We generally do not require collateral.  Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more customers' financial strength.  While only one customer represent greater than 5% but less than 10% of net sales and one customer represents greater than 10% but less than 25% of net sales for the nine months ended September 30, 2009, if a combination of customers were to become financially impaired, our financial results could be severely affected.

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

   Income Taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes.   FASB ASC 740 prescribes the use of the liability method where by deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that we believe has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses and other deferred tax assets will be realized.   However, due to our recent earnings history, we have concluded that it is more likely than not that a portion of the deferred tax asset will be realized.  We have recognized a valuation allowance equal to a portion of the deferred income tax asset for which realization is uncertain.

   Impairment of Long-Lived Assets

We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three and nine months ended September 30, 2009 and 2008, there were no impairments of long-lived assets.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our Internal Controls Over Financial Reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 29, 2009, the Company reached a settlement in principle regarding the consolidated securities class action filed in June 1999 in the United States District Court of the District of Delaware.   The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our IPO and sought rescissory or compensatory damages in an unspecified amount.  In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading.  The settlement remains subject to final documentation as well as approval by the Court, approval by the shareholder class, and is subject to appeal.  The proposed settlement provides for a total payment to the class of $16.5 million in cash and a payment of the first $1.25 million, after attorneys fees and costs, actually received (if any) by the Company in connection with the Company’s litigation against its former insurance broker (Thilman & Filipini, LLC (“T&F”)) and it’s former insurance carrier, Zurich American Insurance Company ("Zurich").  Of the $16.5 million cash settlement amount, $5 million will be paid by the Company, which the Company will record as a charge during the quarter ended September 30, 2009.  If approved, the settlement will lead to a dismissal with prejudice of all claims against all defendants in the litigation.  As part of the settlement, the underwriters for the IPO have agreed to release the Company from any indemnification obligation.  Although defendants continue to deny plaintiffs' allegations, the Company believes it is in the best interests of its stockholders to proceed with this settlement.

The Company maintains directors' and officers' ("D&O") and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, T&F, asserting various causes of action arising out of T&F's alleged failure to notify Zurich of the class action lawsuit.  On March 18, 2008, the suit against T&F was amended to also name as Defendants certain alleged successor entities to T&F.  All of the Defendants moved to dismiss our lawsuit on the basis that our suit was premature in that we had not been damaged by the alleged conduct of the Defendants because we had not paid any sums in satisfaction of a judgment or settlement of the class action securities litigation.  Those motions were denied pursuant to a Memorandum Opinion and Order dated September 26, 2008.  T&F's successor entities also moved to dismiss the claims brought against them on the grounds that, as purchasers of solely T&F's assets, they could not be held liable for the T&F debts or liabilities.  The Court struck our complaint solely against the successor entity Defendants on the grounds that we had not alleged sufficient facts triggering an exception to the general rule that the purchaser of an entity's assets is not liable for the entity's liabilities and ordered us to replead our claims against the successor entity Defendants.  We and T&F have engaged in preliminary written discovery efforts, but substantial discovery remains to be completed.  On September 11, 2009, we filed a lawsuit against Zurich, asserting various causes of action arising out of Zurich's denial of coverage of the class action lawsuit.

Beginning April 2008, we received communications from the Estate of Anthony Antonious that our products infringed a patent of Anthony Antonious patent concerning an aerodynamic metal wood golf club head.  On May 28, 2008, we filed a declaratory judgment lawsuit against the Anthony Antonious Trust in the United States District Court for the Southern District of the State of Ohio, alleging non-infringement of the Antonious patent.  On June 30, 2008, the Estate of Anthony Antonious filed a lawsuit against us in the United States District Court in the State of New Jersey for damage and injunctive relief alleging infringement of the patent.  On September 2, 2008, we filed a Request for Ex Parte Reexamination with the United States Patent and Trademark Office ("USPTO") requesting that the USPTO reexamine the Antonious patent at issue.  The USPTO issued an order granting our Request for Ex Parte Reexamination on November 7, 2008 after finding that a substantial new question of patentability affecting the claims has been raised.   As a result, both the Ohio lawsuit and the New Jersey lawsuit have been stayed pending the outcome of the USPTO's reexamination proceeding.  On October 9, 2009, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate concerning claims amended during the reexamination procedure.  It appears likely that a Reexamination Certificate will issue and litigation will resume shortly thereafter.   At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty, per the guidance in FASB ASC 450, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

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

See the Exhibit Index on pages 29-30.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS GOLF, INC.

Date: November 10, 2009	By:	/S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 10, 2009	By:	/S/ PAMELA HIGH
Pamela J. High
Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed on February 14, 2008	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007 File No. 001-33978 (Exhibit 3.2)

Exhibit 3.3	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K File No. 000-24583 (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Stock Incentive Plan for Adams Golf, Inc.	Incorporated by reference to Annex A of the 2002 Proxy Statement File No. 000-24583 (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-112622 (Exhibit 4.7)

Exhibit 10.1	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2003 Form 10-K File No. 000-24583 (Exhibit 10.12)

Exhibit 10.2*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2004 Form 10-K File No. 000-24583 (Exhibit 10.17)

Exhibit 10.3*	Asset Purchase Agreement of Women's Golf Unlimited	Incorporated by reference to 2006 Form 10-K File No. 000-24583 (Exhibit 10.11)

Exhibit 10.4	Revolving line of Credit between Adams Golf, Inc and Wachovia Bank, National Association	Incorporated by reference to the Report on From 8-K dated November 13, 2007 (Exhibit 10.1)

Exhibit 10.5	Commercial Lease Agreement dated December 15, 2007, between MDN/JSC -II Limited and the Company	Incorporated by reference to 2007 Form 10-K File No 001-33978 (Exhibit 10.9)

Exhibit 10.6	Commercial Lease Agreement dated April 10, 2008, between CLP Properties Texas, L.P. and the Company	Incorporated by reference to the Report on From 8-K dated April 15, 2008 File No. 001-33978 (Exhibit 10.1)

Exhibit 10.7	Employment Agreement - Byron (Barney) H. Adams	Incorporated by reference to the Report on From 8-K dated January 12, 2009 File No. 001-33978 (Exhibit 10.1)

Exhibit 10.8	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended March 31, 2009 File No. 001-33978 (Exhibit 10.9)

Exhibit 10.9	Amendment to Revolving line of Credit between Adams Golf, Inc and Wachovia Bank, National Association	Incorporated by reference to Third quarter 2009 Form 10-Q File No 001-33978 (Exhibit 10.9)

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

* The SEC has granted our request for confidential treatment of certain portions of these agreements.