Form 10-Q/A
period 2009-09-30
ADAMS GOLF INC
filed 2009-11-12
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter year ended September 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number:  0-24583
ADAMS GOLF, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2320087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 E Plano Pkwy, Plano TX	75074
(Address of principal executive offices)	(Zip Code)

(972) 673-9000
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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 (this “Amendment”) on Form 10-Q/A to amend the Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed with the Securities and Exchange Commission on November 10, 2009 (the “Original Filing”).  The Original Filing was inadvertently filed with the Commission prior to the receipt of approval from the Registrant’s Independent Registered Public Accounting Firm in accordance with the normal review process for filing the Registrant's quarterly reports with the Commission. This Amendment accurately reflects the activity of the Registrant for the period ended September 30, 2009 and speaks to the date of the Amendment.  The Amendment does not otherwise make any changes to the Original Filing. Therefore, the text of the Original Filing is not included with this Amendment.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAMS GOLF, INC., a Delaware corporation

Date: November 12, 2009	By: /S/ Pamela J. High
Pamela J. High
Interim Chief Financial Officer