Form 10-K
period 2009-12-31
ADAMS GOLF INC
filed 2010-03-09
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
☒ Yes   ☐ No

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
☐ Yes   ☒ No

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant at June 30, 2009 was $11,080,355 based on the closing sales price of $2.41 per share of the Registrant's common stock on the Nasdaq Capital Market.

The number of outstanding shares of the Registrant's common stock, par value $.001 per share, was 6,991,872 on March 5, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant's definitive proxy statement, which will be filed on or before April 30, 2010, for the Annual Meeting of Stockholders to be held on or about May 25, 2010.

ADAMS GOLF, INC.
FORM 10-K
TABLE OF CONTENTS
PART I
	Item 1.	Business	Page 3
	Item 1A.	Risk Factors	Page 9
	Item 2.	Properties	Page 17
	Item 3.	Legal Proceedings	Page 17

PART II
	Item 4.	Reserved	n/a
	Item 5.	Market for Registrant's Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities	Page 19
	Item 6.	Selected Financial Data	Page 21
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 22
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	Page 30
	Item 8.	Financial Statements and Supplementary Data	Page 30
	Item 9A(T).	Controls and Procedures	Page 31

PART III
	Item 10	Directors and Executive Officers of the Registrant	Page 32
	Item 11	Executive Compensation	Page 32
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Page 32
	Item 13	Certain Relationships and Related Transactions	Page 32
	Item 14	Principal Accounting Fees and Services	Page 32

PART IV
	Item 15	Exhibits and Financial Statement Schedules	Page 33

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
          --The impact of changing economic conditions;
          --The global economic uncertainty;
          --Business conditions in the golf industry;
          --Product development difficulties;
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

Item 1.  Business

General

Adams Golf, Inc. (together with its subsidiaries, “we”, “us”, “Adams Golf”, or the “Company”) designs, assembles, markets and distributes premium quality, technologically innovative golf clubs for all skill levels.  Our recently launched products include Idea a7 and a7 OS irons and hybrids,  Speedline Fast 10 and Speedline 9032 drivers, Speedline Fast 10 hybrid fairway woods, Idea Pro Black I-woods and irons, Idea Tech a4 and a4 OS I-woods and irons, Idea Pro Gold I-woods and irons and Insight Tech a4 and a4 OS drivers and hybrid-fairway woods.  We also continue to develop new products under the name of Women's Golf Unlimited, the Lady Fairway and Square 2 brands.  We continue to sell certain older product lines, including the Idea a3 and a3 OS I-woods and irons, the Tight Lies family of fairway woods, the Puglielli series of wedges, and certain accessories.

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

Products

Adams Golf operates in a single segment within the golf industry (golf clubs and accessories).  Specifically, we offer multiple classes of products within our business:

Irons

In July 2009, we launched our Idea a7 line of hybrid iron sets and, in August 2009, we launched our Idea a7 OS line of hybrid irons and integrated sets.  The a7 irons are offered in an eight piece men’s and senior's sets, with two graphite-shafted hybrid irons integrated into each set.  The a7 set of irons won a Gold designation in the 2010 Golf Digest Hot List.  The Idea a7 OS irons are offered in three different eight piece configurations all including three hybrids—one for men, one for women, and one for seniors.  The a7 OS set of irons won a Gold designation in the 2010 Golf Digest Hot List and was also the category leader in “Performance” in the iron category.  We also offer multiple different color versions of the Idea a7 OS Women’s 14 piece set that includes a 460cc titanium driver, three fairway woods, an eight piece Women’s Idea a7 OS iron set with three i-woods integrated into the set, a putter and a bag.  Additionally, we offer the Idea a7 OS Max irons which are offered in an all hybrid eight piece men’s, women’s and senior’s set. The a7OS Max set of irons won a Gold designation in the 2010 Golf Digest Hot List and was also the category leader in “Outstanding Innovation” in the iron category.

In September 2008 we launched the Idea Tech a4 and a4OS hybrid irons sets and hybrid irons and integrated sets.  The a4 irons feature six forged cavity back irons integrated with two graphite-shafted hybrids.  The a4 and a4 OS sets both won a Gold designation in the 2009 Golf Digest Hot List.  The Idea Tech a4 OS irons are offered in three different eight piece configurations—one for men, one for women, and one for seniors.  These irons won a Gold designation in the 2009 Golf Digest Hot List and was also the category leader in “Outstanding Function” in the iron category.

Drivers

We currently offer a variety of different driver models based on the shape, size and material used in the club head.   Our current driver heads are made of titanium, alloy and/or carbon fiber, depending on the model.  The shafts of our drivers are generally graphite.  During the summer of 2009 we launched the Speedline 9032 drivers and then in January 2010, we launched the third generation of Speedline drivers called the Speedline Fast 10 drivers.  The Speedline Fast 10 driver won a Gold designation in the 2010 Golf Digest Hot List.  We continue to use the patent pending, aerodynamic shaping of the Speedline drivers (from our original Speedline driver launched in the first quarter of 2009), which lessen drag and airflow turbulence, resulting in faster club head speed and more distance.   The driver was tested in wind tunnels and through computational fluid dynamics (“CFD”) testing to confirm its drag and club head speed characteristics.  The Speedline family of drivers has already been in the winners' bags at eight different tour events since their introductions in 2009.  The Speedline Fast 10 driver is offered in standard and draw variations with a variety of lofts and shaft flexes.

Fairway Woods

During the first quarter of 2010, we launched the Speedline Fast 10 fairway woods.  The Speedline fairway woods feature milled sole plates and the design of strategically placing weight pads to match the swing characteristics of various golfers. The Speedline Fast 10 fairway woods are offered in standard and draw variations with a variety of lofts and shaft flexes.  We offer a variety of individual hybrids in the recently introduced Idea a7 and a7 OS, Idea Pro Black, Idea Tech a4, a4 OS, Idea a3, a3 OS, and Idea Pro Gold lines.  These individual hybrids are designed to be easier to hit than conventional long irons.  The Idea a7 and a7 OS hybrid irons won a Gold designation in the 2010 Golf Digest Hot List and were the category leader in “Innovation” in the hybrid category.  The Idea a4 and a4 OS hybrid irons won a Gold designation in the 2009 Golf Digest Hot List and were the category leader in “Innovation” in the hybrid category.  The Idea a3 and a3 OS hybrid irons won a Gold designation in the 2008 Golf Digest Hot List and were the category leader in “Outstanding Technology and Function” in the hybrid category.  Additionally, Adams Golf hybrids were the most played hybrids on the 2009 PGA, Nationwide and Champions tours.

Wedges and Other

As a complement to the Idea irons, we offer the Tom Watson signature wedges and the Puglielli wedges.  We also offer a line of golf bags, hats and other accessories.

Percentage of Net Sales by Product Class

	2009	2008	2007

Irons	67.7%	62.5%	66.9%
Fairway Woods	19.4	24.4	19.5
Drivers	12.5	12.3	11.1
Wedges and Other	0.4	0.8	2.5

Total	100.0%	100.0%	100.0%

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

Patent Review - We consider patent protection for our technologies and product designs to be an important part of our development strategy; however, we may elect not to seek patent protection for some of our technologies or product designs.  Prior to developing new products, we conduct a search of prior art and existing products to determine whether a new product idea may be covered by an existing patent.  Patent review, depending upon the complexity of the design involved, generally requires between one and six months to complete; however, this stage of product development typically occurs in conjunction with the development steps of the design and development process.

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

Our research and development expenses were approximately $2,816,000, $3,758,000 and $3,698,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Patents

Our ability to compete effectively in the golf club market may depend on our ability to maintain the proprietary nature of our technologies and products.  As of February 22, 2010, we held 51 U.S. patents relating to certain products and proprietary technologies and we had 13 patent applications pending.  We expect that the 51 currently issued patents will expire on various dates between 2010 and 2027.  We hold patents with respect to the design and/or utility of various products lines.

Despite our efforts to protect our patent and other intellectual property rights, unauthorized parties have attempted and are expected to continue to attempt to copy all, or certain aspects of, our products.  Policing unauthorized use of our intellectual property rights can be difficult and expensive, and while we generally take appropriate action whenever we discover any of our products or designs have been copied, knock-offs and counterfeit products are a continuing problem in the performance-oriented golf club industry.  There can be no assurance that our means of protecting our patent and other intellectual property rights will be adequate.

For risks relating to our patents, see below, “Risks Associated with Intellectual Property Protection” contained in Item 1A.

Raw Materials, Manufacturing and Assembly

We manage all stages of manufacturing, from sourcing to assembly, in order to maintain a high level of product quality and consistency.  We establish product specifications, select the materials used to produce the components and test the specifications of components we receive.

As part of our quality control program, we review the quality assurance programs at the manufacturing facilities of our component part suppliers to monitor adherence to design specifications.  In addition to the quality assurance conducted by the suppliers at their facilities, we also conduct random sampling and perform testing of products received from the suppliers, or produced at our facility, to ensure consistency with our design specifications. Golf clubs are then built by our assembly personnel using the appropriate component parts.

We have put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure the quality of our components.  We are frequently re-evaluating existing vendors and testing potential new vendors for the various product lines we offer.  At any time, we may purchase a substantial majority of our volume of a specific component part from a single vendor, but we strive to maintain primary and secondary suppliers for each component part.  Substantially all of our iron, fairway wood, driver, i-wood, wedge and putter component parts are manufactured in China, and a significant portion of our inventory purchases are from one supplier in China.  We purchased approximately 45% and 48% of our total inventory purchased for the years ended December 31, 2009 and 2008, respectively, from this one Chinese supplier.

Marketing

The goals of our marketing efforts are to build our brand identity and drive sales through our retail distribution channels.  To accomplish these goals, we currently use golf-specific advertising, engage in promotional activities, and capitalize on our relationships with professional golfers.

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

Relationships with Professional Golfers – We have entered into endorsement contracts with professional golfers on the PGA, Champions PGA, Nationwide and LPGA Tours and believe that having a presence on these tours promotes the image of our product lines and builds brand awareness.  On the PGA Tour we have entered into endorsement agreements with professionals such as Chad Campbell, Aaron Baddeley, Kris Blanks, Steve Wheatcroft and Omar Uresti.  On the Champions Tour, we have entered into endorsement agreements with Tom Watson, Bernard Langer, Tommy Armour III, Scott Hoch, Mike Goodes, Gene Jones, Des Smyth, and Dana Quigley.  On the LPGA Tour, we have entered into endorsement agreements with Yani Tseng, Brittney Lincicome, Brittany Lang, Lindsay Wright and Taylor Leon.  On the Nationwide tour, we have agreements with various players.  All of the above contracts have various dates of expiration through 2012 and require the professionals use certain of our products.

Markets and Methods of Distribution

Our net sales are primarily derived from sales to on- and off- course golf shops, sporting goods retailers, mass merchants and, to a lesser extent, international distributors.

Sales to Retailers - We sell a majority of our products to selected retailers.  We believe our selective retail distribution strategy helps our retailers maintain profitable margins and maximize sales of our products.  For the years ended December 31, 2009 and 2008, sales to U.S. specialty retailers, mass merchants, sporting goods retailers, and on course accounts accounted for approximately 80% of our total net sales.  As products mature, they may be sold to alternative channels of distribution, which are not in direct competition with selected retailers for premier product lines.

We maintain a field sales staff that, as of February 22, 2010, consisted of 63 independent sales representatives, one senior vice president, one U.S. national sales vice president, one regional vice president, two regional sales directors and two regional sales managers, who are in regular contact with our retail accounts (approximately 4,000 retailers).  These sales representatives, sales managers and regional vice presidents are supported by nine inside sales representatives who maintain contact with our retailers nationwide.  The inside sales representatives also serve in a customer service capacity because we believe that superior customer service can significantly enhance our marketing efforts.

International Sales - International sales are made primarily in Europe, Canada, South Africa, Japan and other Asian regions.  International sales in Canada are made through an agency relationship, while sales to other countries throughout the world are made through a network of approximately 32 independent distributors.  For the years ended December 31, 2009, 2008 and 2007, international sales accounted for approximately 20.0%, 19.8% and 16.9%, respectively, of our net sales.

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

Unauthorized Distribution and Counterfeit Clubs

Despite our efforts to limit our distribution to selected retailers, some quantities of our products have been found in unapproved outlets or distribution channels, including unapproved retailers conducting business on common internet auction sites.  The existence of a "gray market" in our products can undermine the sales of authorized retailers, our agents and our foreign wholesale distributors who promote and support our products and can injure our image in the minds of our customers and consumers in general.  We make efforts to limit or deter unauthorized distribution of our products, but do not believe the unauthorized distribution of our products can be totally eliminated.

In addition, we are occasionally made aware of the existence of counterfeit copies of our golf clubs, particularly in foreign markets.  When practical, we take action in these situations through local authorities and legal counsel.

Industry Specific Requirements

We perform ongoing credit evaluation of our wholesale customers' financial condition and generally provide credit without the requirement of collateral from these customers.  We measure each customer's financial strength using various key aspects such as, but not limited to, the customer's overall credit risk (via Experian and Dun and Bradstreet reports), payment history, industry communications, the portion of the customer’s balance that is past due and other various items.  We also look at the overall aging of the receivables in total and relative to prior periods to determine the appropriate reserve requirements.   Periods will fluctuate depending on the strength of the customers and the change in mix of customer and their respective strength could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  We believe we have adequate reserves for potential credit losses, but we cannot be sure how the current global economic recession and credit crisis will affect our customers and in turn, our reserves for potential credit losses.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific retail customers.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability and often coincides with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  We expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.

In addition to extended payment terms, the nature of the industry also requires that we carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  Our inventory balances were approximately $19,721,000 and $33,611,000 at December 31, 2009 and 2008, respectively.  The decrease in inventory levels over this period was primarily a result of improved inventory management practices as well as reduced overall demand.  A significant portion of our inventory purchases are from suppliers who are located predominately in China.  We do not anticipate any changes in the relationships with our suppliers; however, if such changes were to occur, we believe we would have alternative sources available, although replacing product could take six to nine months.

Major Customers

We are currently dependent on two customers, which collectively comprised approximately 23.5% of net revenues for the year ended December 31, 2009.  Of these customers, one customers represented greater than 5% but less than 10% of net revenues for the year ended December 31, 2009, and one customer represented greater than 10% but less than 20% of net revenues, while no customers represented greater than 20% of net revenues for the year ended December 31, 2009.   For the year ended December 31, 2008, four customers comprised approximately 24.4% of net revenues.  Of these customers, two customers individually represented greater than 5% but less then 10% of net revenues, while no customer represented greater than 10% of net revenues for the year ended December 31, 2008.  For the year ended December 31, 2007, four customers comprised approximately 25.5% of net revenues.  Of these customers, one customer individually represented greater than 5% but less then 10% of net revenues, and one customer represented greater than 10% but less than 15% of net revenues for the year ended December 31, 2007, while no customers were greater than 15% of net revenues.

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

Backlog

The amount of our order backlog at any particular time is affected by a number of factors, including seasonality and scheduling of the manufacturing and shipment of products. At February 22, 2010, we had current backorders of $2,345,000, or 3.1% of total net sales for the year ended December 31, 2009, and orders to be fulfilled at a future date, not to exceed the current year, of $16,934,000, or 22.2% of total net sales for the year ended December 31, 2009.  At February 22, 2009, we had current backorders of $2,275,000, or 2.5% of total net sales for the year ended December 31, 2008, and orders to be fulfilled at a future date, not to exceed the then current year, of $7,466,000, or 8.2% of total net sales for the year ended December 31, 2008.   The year over year backorder is relatively flat.  The balance is comprised of various product lines including Speedline Fast 10 and Idea integrated irons sets.  The future orders have significantly increased as a result of more forward looking planning by select retailers as well as, to a lesser extent, some increased overall demand from the retailers as we are entering the golf season and beginning to see signs of moving away from the recent economic constraints.  We do not anticipate that a significant level of orders will remain unfilled within the current fiscal year.   In addition, we believe that the amount of our backlog is not an appropriate indicator of future sales levels.

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

For risks relating to Competition, see below, “Increasing Competition” contained in Item 1A.

Domestic and Foreign Operations

Domestic and foreign net sales for the years ended December 31, 2009, 2008 and 2007 were comprised as follows:

	2009		2008		2007

Domestic	$60,927,000	80.0%	$73,375,000	80.2%	$78,623,000	83.1%
Foreign	15,212,000	20.0	18,076,000	19.8	15,981,000	16.9

Total	$76,139,000	100.0%	$91,451,000	100.0%	$94,604,000	100.0%

Foreign net sales are generated in various regions including, but not limited to, Canada (a majority of our foreign sales), Europe, Japan, Australia, South Africa and South America.

Employees

At February 22, 2010, we had 120 full-time employees including 31 engaged in production and quality control, 18 in order fulfillment, 17 in research and development, 9 in sales support, 23 in sales and marketing and 22 in management and administration.  Our employees are not unionized.

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

Global Recession and Impact on Consumers and Retail

Our operations and performance depend significantly on worldwide economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future.  For example, some of the factors that could influence the levels of consumer spending include, but are not limited to, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, fuel and energy costs, consumer confidence and other macroeconomic factors affecting consumer spending behavior.  These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.  The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit.  This current decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could significantly and adversely affect our results of operations and financial condition in a number of ways.  Any decline in economic conditions may reduce the purchases of our products, thereby reducing our revenues and earnings.  Bankruptcies or similar events by retailers may cause us to incur bad debt expense at levels higher than historically experienced and could negatively impact overall revenues.  Credit risk includes the risk that our retail customers will not pay their bills, which may lead to a reduction in liquidity and an eventual increase in bad debt.  Our retail customers’ credit risk is determined by numerous factors including, but not limited to, each individual customer’s business borrowings and credit availability, the overall level of economic activity in our various markets and the prices of products and services provided.  Several of our larger customers have taken on additional debt recently, and that additional debt could lead to increased pressure by our customers’ lenders to take action to enhance their credit position, including but not limited to decreasing inventory purchases.  Additionally, increased promotional and closeout activity by our competitors in response to the current global recession could adversely impact the health of our customers and increase our credit risk.

Source of Supply

A significant portion of our inventory purchases are from one supplier in China; we purchased approximately 45% and 48% of our total inventory purchased for the years ended December 31, 2009 and 2008, respectively, from this one Chinese supplier.  Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China and Taiwan.  We could, in the future, experience shortages of components for reasons including but not limited to the supplier’s production capacity or materials shortages, or periods of increased price pressures, or bankruptcy or similar material adverse effect on its operations and business, which could have a material adverse effect on our business, results of operations, financial position and/or liquidity.

Concentration of the Company’s Customer Base

Although no one customer that distributes the Company’s products accounted for more than 20% of the Company’s revenues in 2009, several of our customers still represent a large portion of our revenues each year and the loss of one or more of the Company’s top customers could have a significant negative impact on the Company’s performance.  For the year ended December 31, 2009, one customer represented greater than 10% but less than 20% of net sales.  Any decline in or loss of business or the inability of this customer or any of our other large customers to timely pay their obligations, could have a materially adverse effect upon the Company’s net sales and financial performance.

Dependence on New Product Introductions; Uncertain Consumer Acceptance

Our ultimate success depends, in large part, on our ability to successfully develop and introduce new products widely accepted in the marketplace.  Historically, a large portion of new golf club technologies and product designs have been met with consumer rejection.  Certain products we previously introduced have not met the level of consumer acceptance anticipated by management.  No assurance can be given that our current or future products will be met with consumer acceptance.  Failure by us to timely identify and develop innovative new products that achieve widespread market acceptance would adversely affect our continued success and viability.  Additionally, successful technologies, designs and product concepts are likely to be copied by competitors.  Accordingly, our operating results could fluctuate as a result of the amount, timing, and market acceptance of new product introductions by us or our competitors.    If we are unable to develop new products that will ultimately be widely accepted by customers, it will have a material adverse effect on our business and results of operations.

The design of new golf clubs is also greatly influenced by the rules and interpretations of the USGA.  Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by the organization, we believe that it is critical for our future success that new clubs we introduce comply with USGA standards.  We invest significant resources in the development of new products and efforts to comply with USGA standards may hinder or delay development of products and adversely effect revenues and customer demand.  Additionally, increased costs associated with complying with USGA standards could reduce margins and adversely affect the results of operations.

Possible Decreasing Amount of Golf Played by Consumers

Our revenues are completely driven from sales of golf related products and the demand for these products is directly related to the number of golfers and rounds of golf being played each year and the overall popularity of golf.  Golf products are recreational in nature and are therefore discretionary purchases for customers.  Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions and when consumers are feeling confident and prosperous.  As a result of the current economic recession and the resulting decrease in consumer spending and increase in unemployment, golfers may decrease the number of rounds they play as well as the amount of golf-related products they purchase.  If golf participation or the number of rounds of golf played decreases, sales of our products may be adversely affected.

Increasing Competition

The golf club market is highly competitive.  We compete with a number of established golf club manufacturers, some of which have greater financial and other resources than we have.  Our competitors include Callaway Golf Company, adidas-Salomon AG (Taylor Made - adidas Golf), Nike, Inc. (Nike Golf), Fortune Brands, Inc. (Titleist and Cobra) and Karsten Assembly Company (PING), among others.  We compete primarily on the basis of performance, brand name recognition, quality and price.  We believe that our ability to market our products through multiple distribution channels, including on- and off- course golf shops and other retailers, is important to the manner in which we compete.  The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors, including, among others, advertising, media, promotions and product endorsements.  These preferences may also be subject to rapid and unanticipated changes.  We could face substantial competition from existing or new competitors who introduce and successfully promote golf clubs that achieve market acceptance.  Such competition could result in significant price erosion, lower sales, or increased promotional expenditures, any of which could have a material adverse effect on our business, operating results and/or financial condition.  There can be no assurance that we will be able to compete successfully against current and future sources of competition or that our business, operating results and/or financial condition will not be adversely affected by increased competition in the markets in which we operate.

The golf club industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts.  Due to the success of the Tight Lies fairway woods, several competitors have introduced similar products.  More recently, several competitors have introduced hybrid iron sets that compete directly with our hybrid irons sets.  Should our recently introduced product lines achieve widespread market success, it is reasonable to expect that our current and future competitors would move quickly to introduce similar products that would directly compete with the new product lines.  We may face competition from manufacturers introducing other new or innovative products or successfully promoting golf clubs that achieve market acceptance.  The failure to successfully compete in the future could result in a material deterioration of customer loyalty and our image, and could have a material adverse effect on our business, results of operations, financial position and/or liquidity.

The introduction of new products by us or our competitors can be expected to result in closeouts, promotions or other discounting of existing inventories at both the wholesale and retail levels.  Such closeouts, promotions or discounting are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices.  As the Idea a7 and a7 OS product line of irons and the Speedline product lines were launched in the current year, older product lines such as Idea a3 and a3 OS irons and Tech a4 and a4 OS irons and drivers experienced reductions in price at both wholesale and retail levels.

Risks Associated with Intellectual Property Protection

Imitation of popular club design is widespread in the golf industry.  There can be no assurance that competitors, many of whom have substantially greater resources than we do and have made substantial investments in competing products, will not be able to successfully sell golf clubs that imitate our products without infringing on our copyrights, patents, trademarks or trade dress, or apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products.  There are numerous patents held by third parties that relate to products competitive to us.  There is no assurance that these patents would not be used as a basis to challenge the validity of our patent rights to limit the scope of our patent rights or to limit our ability to obtain additional broader patent rights.  A successful challenge to the validity of our patents may adversely affect our competitive position.  Moreover, there can be no assurance that such patent holders or other third parties will not claim infringement by us with respect to current and future products.  Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications will eventually issue with claims that may be infringed by our products or technologies.  We have had to defend against infringement claims in the past and the defense and prosecution of patent suits is costly and time consuming, even if the outcome is favorable.  This is particularly true in foreign countries where the expenses associated with such proceedings can be prohibitive.  Litigation in respect to patents or other intellectual property matters, whether with or without merit, could be time-consuming to defend, result in substantial costs and diversion of management and other resources, cause delays or other problems in the marketing and sales of our products, or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect on our business, operating results and financial condition.

There can be no assurance as to the degree of protection afforded by these or any other patents we hold or as to the likelihood that patents will be issued from the pending patent applications.  Moreover, our patents may have limited commercial value or may lack sufficient breadth to adequately protect the aspects of our products to which the patents relate.  The U.S. patents we hold do not preclude competitors from developing or marketing products similar to our products in international markets.

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

Uncertainty Regarding Continuation of Profitability

While we generated net income in each of the five fiscal years from 2003 to 2007, we were not profitable for the years ending December 31, 2009 or 2008, nor consistently prior to the fiscal year of 2003, and we experienced significant losses prior to the year ended December 31, 2003.  There can be no assurance that we will be able to increase or maintain revenues or continue such profitability on a quarterly or annual basis in the future.  An inability to continue to operate profitably could jeopardize our ability to develop, enhance, and market products, retain qualified personnel, and take advantage of future opportunities or respond to competitive pressures.

Need for Additional Capital and Unprecedented Levels of Market Volatility

No assurances can be given that we will have sufficient cash resources beyond twelve months or that we will be able to fund our operations over a length of time. Historically, we have funded capital expenditures for operations through cash flow from operations.  To the extent our cash requirements or assumptions change, we may have to raise additional capital and/or further curtail our operating expenses, including further operational restructurings.  If we need to raise additional funds through the issuance of equity securities, the percentage ownership of the stockholders of our Company would be reduced and/or such equity securities could have rights, preferences or privileges senior to our Company's common stock.

The capital and credit markets have and are experiencing extreme volatility and disruption since December 2008.  In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers.  Further, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers.  Therefore, given the current market price for our common stock and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock in the foreseeable future, and we may also find it difficult to secure additional debt financing beyond our current credit facility.  There can be no assurance that financing will be available if needed or if available on terms favorable to us, or at all.  Accordingly, it is possible that the only sources of funding will be current cash reserves, projected cash flows from operations and up to $15.0 million of borrowings available under our revolving credit facility, assuming that such revolving credit facility continues to be available and that we continue to meet the covenants and conditions precedent to borrowing, which cannot be assured.

Dependence on Key Personnel and Endorsements

Our success depends to an extent upon the performance of our management team, which includes our Chief Executive Officer and President, Oliver G. (Chip) Brewer, III, who participates in all aspects of our operations, including product development and sales efforts.  The loss or unavailability of Mr. Brewer could adversely affect our business and prospects.  In addition, Mr. Tim Reed joined the management team in 2000 in the capacity of Vice President of Research and Development.  If Mr. Reed is unable to continue to lead his team to develop innovative products, it could also adversely affect our business.  With the exception of our Chairman of the Board of Directors, B.H. (Barney) Adams, Mr. Brewer and Mr. Reed, none of our Company's officers and employees are bound by employment agreements, and the relations of such officers and employees are, therefore, at will.  We established key-men life insurance policies on the lives of Mr. Brewer and Mr. Reed; however, there can be no assurance that the proceeds of these policies could adequately compensate us for the loss of their services.  In addition, there is strong competition for qualified personnel in the golf club industry, and the inability to continue to attract, retain and motivate other key personnel could adversely affect our business, operating results and/or financial condition.

On the PGA Tour we have entered into endorsement agreements with professionals such as Chad Campbell, Aaron Baddeley, Kris Blanks, Steve Wheatcroft and Omar Uresti.  On the Champions Tour, we have entered into endorsement agreements with Tom Watson, Bernard Langer, Tommy Armour III, Scott Hoch, Mike Goodes, Gene Jones, Des Smyth, and Dana Quigley.  On the LPGA Tour, we have entered into endorsement agreements with Yani Tseng, Brittney Lincicome, Brittany Lang, Lindsay Wright and Taylor Leon.  On the Nationwide tour, we have agreements with various players.  All of the above contracts have various dates of expiration through 2012 and require the use of certain of our products.  The loss of one or more of these endorsement arrangements could adversely affect our marketing and sales efforts and, accordingly, our business, operating results and/or financial condition.  From time to time, we negotiate with and sign endorsement contracts with either existing or new tour players.  As is typical in the golf industry, generally the agreements with these professional golfers do not necessarily require that they use exclusively our golf clubs at all times during the terms of the respective agreements, including, in certain circumstances, at times when we are required to make payments to them.  The failure of certain individuals to use our products on one or more occasions can result in and has resulted in, negative publicity.   Alternatively, poor decisions by professionals sponsored by us could result in negative publicity.  No assurance can be given that our business would not be adversely affected in a material way by such negative publicity or by the failure of our known professional endorsers to carry and use our products.

Effectiveness of our Marketing Strategy

We have designed our marketing strategy to include advertising efforts in multiple media avenues such as television airtime on golf related events, product education for the consumer through an internet website, publications including periodicals and brochures, and in store media such as point of purchase displays and product introduction fact sheets.  For the years ended December 31, 2009, 2008 and 2007, we spent approximately $3.9 million, $6.6 million and $5.7 million, respectively, on the above listed marketing efforts.  There can be no assurances that our marketing strategy will be effective or that increases in the levels of investments in advertising spending will result in material fluctuations in the sales of our products.

Sufficient Inventory Levels

The nature of the golf industry requires that we carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  Our inventory balances were approximately $19,721,000 and $33,611,000 at December 31, 2009 and December 31, 2008, respectively.  Due to the frequency of new product releases by us and/or our competitors, our existing inventory may be subject to a significant and rapid decline in the market value.  Because our inventories are valued at the lower of cost or market, a decline in the market value of our existing inventory may necessitate a substantial write down of our inventory balance, negatively impacting our financial performance.  Furthermore, if we are unable to maintain sufficient inventory to meet customer demand on a timely basis or provide sufficient capacity to assemble the products at our facility, the effect could result in cancellation of customer orders, loss of customers, and damage to our reputation.  In addition, carrying a substantial level of inventory has an adverse effect on our financial position and liquidity.

Accounts Receivable Customer Terms

Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific retail customers.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history typically during off-peak times in the year.  These extended terms have a negative impact on our financial position and liquidity.  In addition, the reserves we establish may not be adequate in the event that the customer's financial strength weakens significantly, including but not limited to, as a result of the current global recession and credit crisis.  In addition, the current global economic crisis may cause our customer base to shrink and increase credit risk, both of which could adversely affect our net sales and overall financial condition.

Seasonality and Quarterly Fluctuations

Golf is generally regarded as a warm weather sport, and net sales of golf equipment have been historically strongest for us during the first and second quarters.  In addition, net sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions such as the current economic downturn.  Recent decreases in consumer spending generally could result in decreased spending on golf equipment, which could have a material adverse effect on our business, operating results and/or financial condition.  In addition, our future results of operations could be affected by a number of other factors, such as unseasonable weather patterns, natural disasters such as hurricanes, which could interrupt the sales patterns and could generate hardships for customers in the effected area, demand for and market acceptance of our existing and future products, new product introductions by our competitors, competitive pressures resulting in lower than expected selling prices, and the volume of orders that are received and that can be fulfilled in a quarter.  Any one or more of these factors could adversely affect us or result in us failing to achieve our expectations as to future sales or operating results.

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

Rapid Growth, Increased Demand for Product

If we are successful in obtaining rapid market growth for various golf clubs, we may be required to deliver large volumes of quality products to customers on a timely basis, which could potentially require us to increase our production facility, increase purchasing of raw materials or finished goods, increase the size of our workforce, expand our quality control capabilities, or incur additional expenses associated with sudden increases in demand.   Any combination of one or more of the listed factors could have a materially adverse effect on our operations and financial position.

Adequate Product Warranty Reserves

We provide a limited one year product warranty on all of our golf clubs.  Significant increases in the incidence of such claims may adversely affect our sales and our reputation with consumers.  We establish a reserve for warranty claims.  There can be no assurance that this reserve will be sufficient if we were to experience an unexpectedly high incidence of problems with our products.

Unauthorized Distribution and Counterfeit Clubs

Some quantities of our products have been found in unapproved outlets or distribution channels, including unapproved retailers conducting business on common internet auction sites.  The existence of a "gray market" in our products can undermine the sales of authorized retailers and foreign wholesale distributors who promote and support our products and can injure our image in the minds of our customers and consumers in general.  We do not believe the unauthorized distribution of our products can be totally eliminated.  There can be no assurances that unauthorized distribution of our clubs will not have a material adverse effect on our results of operations, financial condition and/or competitive position.

In addition, we are occasionally made aware of the existence of counterfeit copies of our golf clubs, particularly in foreign markets.  When practical, we take action in these situations through local authorities and legal counsel where practical.  However, the inability to effectively deter counterfeit efforts could have a material adverse effect on our results of operations, financial condition and/or competitive position.

Certain Risks of Conducting Business Abroad

Our Company imports a significant portion of our component parts, including heads, shafts, headcovers and grips from companies in China and Taiwan.  In addition, we sell our products to certain distributors located outside the United States.  Our international business is currently centered in Canada, Europe, South Africa and Asia, and our management is currently focusing our international efforts through agency and distributor relationships.   International sales accounted for approximately 20% of our net sales for the years ended December 31, 2009 and 2008.  Our business is subject to the risks generally associated with doing business abroad, such as foreign government relations, foreign consumer preferences, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and exchange rates in countries in which we purchase components or sell our products.  Recent foreign events, including, without limitation, continuing U.S. military operations and the resulting instability in Iraq, could potentially cause a delay in imports or exports due to heightened security with customs.  In addition, by conducting business abroad, we could be adversely affected by changes in foreign exchange rates among the countries which may materially adversely affect our financial condition.  Furthermore, a change in our relationship with one or more of the customers or distributors could negatively impact the volume of foreign sales.

Reliance on Third Parties for Delivery

We use United Parcel Services (UPS) for substantially all outbound shipments of our products in the United States. We use other freight lines and larger air carriers for large domestic shipments and international shipments.  In addition, many of the components we use to build our products are shipped via air and ocean carriers from overseas using UPS Supply Chain Solution.  If there were a significant interruption in services from one or more of these providers, we may be unable to engage alternative suppliers to deliver our products or to timely provide the necessary components for production in a cost efficient manner.  This interruption could have a material adverse effect on our financial results.

Risks of  Adequate Insurance Coverage

We procure various insurance policies to cover different aspects of our business, including but not limited to, property, commercial liability, workers compensation, business interruption, foreign liabilities, auto, crime, employment practices and directors' and officers' insurance.  Although we obtain various insurance policies, unforeseen situations or events may arise that could limit the amount or types of insurance coverage available to, or held by, the Company.

Risks Associated with the Price of our Common Stock

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock currently is less than $5.00 per share and therefore is designated as a "penny stock" according to SEC rules.  Such designation requires any broker or dealer selling such securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock, impacting the liquidity of the market for our shares and may affect the ability of investors to sell their shares.

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

Item 2.   Properties.

Our administrative offices and assembly facilities currently occupy approximately 65,000 square feet of space in Plano, Texas.  This facility is leased by us pursuant to a lease agreement expiring in 2013 and may be extended for an additional five years.  We maintain the right to terminate the lease if we move to a larger facility owned by the current lessor.  Additionally, we have a second location for our warehouse facilities occupying another 53,000 square feet of warehouse space in Plano, Texas, conveniently located in close proximity to our existing administration and assembly facility.  This facility is leased by us pursuant to a lease agreement expiring in December 2010.  We believe that our current facilities encompassing both locations will be sufficient for the foreseeable future.

Item 3.   Legal Proceedings.

On October 29, 2009, the Company reached a settlement in principle regarding the consolidated securities class action filed in June 1999 in the United States District Court of the District of Delaware.   The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our IPO and sought rescissory or compensatory damages in an unspecified amount.  In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading.  The settlement remains subject to preliminary and final Court approval, shareholder class approval, and appeal.   The proposed settlement provides for a total payment to the class of $16.5 million in cash and a payment of the first $1.25 million, after attorneys fees and costs, actually received (if any) by the Company in connection with the Company’s litigation against its former insurance broker (Thilman & Filipini, LLC (“T&F”)) and it’s former insurance carrier, Zurich American Insurance Company ("Zurich").  Of the $16.5 million cash settlement amount, $5 million will be paid by the Company, which the Company recorded as a charge during the quarter ended September 30, 2009.  If approved, the settlement will lead to a dismissal with prejudice of all claims against all defendants in the litigation.  As part of the settlement, the underwriters for the IPO have agreed to release the Company from any indemnification obligation.  Although defendants continue to deny plaintiffs' allegations, the Company believes it is in the best interests of its stockholders to proceed with this settlement.

The Company maintains directors' and officers' ("D&O") and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich American Insurance Company ("Zurich"), which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, T&F, asserting various causes of action arising out of T&F's alleged failure to notify Zurich of the class action lawsuit.  On March 18, 2008, the suit against T&F was amended to also name as Defendants certain alleged successor entities to T&F.  All of the Defendants moved to dismiss our lawsuit on the basis that our suit was premature in that we had not been damaged by the alleged conduct of the Defendants because we had not paid any sums in satisfaction of a judgment or settlement of the class action securities litigation.  Those motions were denied pursuant to a Memorandum Opinion and Order dated September 26, 2008.  T&F's successor entities also moved to dismiss the claims brought against them on the grounds that, as purchasers of solely T&F's assets, they could not be held liable for the T&F debts or liabilities.  The Court struck our complaint solely against the successor entity Defendants on the grounds that we had not alleged sufficient facts triggering an exception to the general rule that the purchaser of an entity's assets is not liable for the entity's liabilities and ordered us to replead our claims against the successor entity Defendants.  We and T&F have engaged in preliminary written discovery efforts, but substantial discovery remains to be completed.  On November 16, 2009, we filed a Second Amended Complaint reasserting our causes of action against the previously-named Defendants.  The Second Amended Complaint also added Zurich as a Defendant to the lawsuit, asserting various causes of action against it arising out of its denial of coverage for the class action lawsuit.

Beginning April 2008, we received communications from the Estate of Anthony Antonious alleging that our products infringed a patent of Anthony Antonious concerning an aerodynamic metal wood golf club head.  On May 28, 2008, we filed a declaratory judgment lawsuit against the Anthony Antonious Trust in the United States District Court for the Southern District of the State of Ohio, alleging non-infringement of the Antonious patent.  On June 30, 2008, the Estate of Anthony Antonious filed a lawsuit against us in the United States District Court in the State of New Jersey for damage and injunctive relief alleging infringement of the patent.  On September 2, 2008, we filed a Request for Ex Parte Reexamination with the United States Patent and Trademark Office ("USPTO") requesting that the USPTO reexamine the Antonious patent at issue.  The USPTO issued an order granting our Request for Ex Parte Reexamination on November 7, 2008 after finding that a substantial new question of patentability affecting the claims has been raised.   As a result, both the Ohio lawsuit and the New Jersey lawsuit were stayed pending the outcome of the USPTO's reexamination proceeding.  On October 9, 2009, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate concerning claims amended during the reexamination procedure.  A Reexamination Certificate was issued on January 5, 2010 and litigation has now resumed in the New Jersey action and is expected to resume shortly in the Ohio action.  At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty, per the guidance FASB ASC 450, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

Our common stock is currently listed and traded on the Nasdaq Capital Market under the symbol "ADGF"  The prices in the table below represent the quarterly high and low sales price for our common stock as reported by Nasdaq and, for the periods prior to February 19, 2008, the OTC Bulletin Board.  All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
2009
First Quarter	$3.50	$2.22
Second Quarter	3.20	2.41
Third Quarter	3.25	2.30
Fourth Quarter	3.35	2.93

2008
First Quarter	$10.20	$8.08
Second Quarter	8.80	5.20
Third Quarter	7.42	4.40
Fourth Quarter	5.08	2.65

On March 3, 2010, the last reported sale price of the common stock on Nasdaq was $3.05 per share.  At March 3, 2010, we had approximately 820 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

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

Equity Compensation Plan  Information:

The following table sets forth information at December 31, 2009, regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	891,044	$0.52	415,655
Equity compensation plans not approved by security holders	---	n/a	---
Total	891,044	$0.52	415,655

Performance Graph

The following performance graph compares the performance of our common stock to the Standard and Poor’s Small Cap 600 index and an industry peer group, selected in good faith, for the period from December 31, 2004, through December 31, 2009.  The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2004 and that all dividends were reinvested. We have paid no dividends.  Performance data is provided for the last trading day closest to year end for each 2004, 2005, 2006, 2007, 2008, and 2009.

COMPARISON OF CUMULATIVE TOTAL RETURNS
Assumes Initial Investment of $100
December 2009

Company	December 2004	December 2005	December 2006	December 2007	December 2008	December 2009
Adams Golf, Inc.	100.00	85.72	140.72	160.74	53.58	52.68
S&P Small Cap 600	100.00	107.68	123.96	123.59	85.19	106.98
Peer Group A (1)	100.00	110.29	111.32	136.16	71.19	59.51

(1)	Peer Group consists of Callaway Golf Company and Aldila.

Purchase of Equity Securities:

There were no shares repurchased during the year ended December 31, 2009.

Item 6.   Selected Financial Data.

The selected financial data presented below is derived from our consolidated financial statements for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.  The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and related notes, and other financial information included elsewhere in this document.

	Year Ended December 31,

	2009	2008	2007	2006	2005
	(in thousands, except per share data)

Consolidated Statements of Operations Data:

Net sales	$76,139	$91,451	$94,604	$76,030	$56,424

Operating income / (loss)	(12,075)	(1,422)	4,106	3,440	2,045

Net income / (loss)	$(12,188)	$(1,459)	$9,401	$9,000	$3,240

Income / (loss) per common share (1) :

Basic	$(1.82)	$(0.23)	$1.54	$1.54	$0.57

Diluted	$(1.82)	$(0.23)	$1.32	$1.24	$0.47

Weighted average common shares (1):

Basic	6,689	6,413	6,095	5,830	5,684

Diluted	6,689	6,413	7,134	7,232	6,951

Consolidated Balance Sheet Data:

Total assets	$57,219	$67,056	$71,186	$55,603	$44,102

Total debt (including current maturities)	--	--	--	--	--

Stockholders' equity	$40,510	$50,314	$53,299	$41,869	$32,127
______________________

(1)	See Note 1 (k) of Notes to Consolidated Financial Statements for information concerning the calculation of income / (loss) per common share and weighted average common shares outstanding.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels.  Our net sales are primarily derived from sales to on- and off- course golf shops and sporting goods retailers and, to a lesser extent, international distributors and mass merchandisers.  No assurances can be given that demand for our current products, or the introduction of new products, will allow us to achieve historical levels of sales in the future.  Our net sales are typically driven by product lifecycles.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from six months to three years.

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
          --Orders shipped on time
          --Expenses by department
          --Inbound and outbound freight cost by mode (dollars and dollars per unit)
          --Inbound freight utilization by mode (ocean vs. air)
          --Vendor purchase order cycle time

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

Results of Operations

The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	70.5	59.0	57.7
Gross profit	29.5	41.0	42.3
Operating expenses:
Research and development expenses	3.7	4.1	3.9
Selling and marketing expenses	26.2	28.6	25.1
General and administrative expenses	8.9	9.8	8.9
Settlement expense	6.6	--	--
Total operating expenses	45.4	42.5	37.9
Operating income / (loss)	(15.9)	(1.5)	4.4
Interest income, net	(0.1)	0.0	0.3
Other income / (loss), net	0.0	(0.1)	0.2
Income before income taxes	(16.0)	(1.6)	4.9
Income tax expense (benefit)	0.0	0.0	(5.0)
Net income / (loss)	(16.0)%	(1.6)%	9.9%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Total net sales decreased to $76.1 million for the year ended December 31, 2009 from $91.5 million for the comparable period of 2008.  Our sales were primarily driven by the product sales of Idea a7 and a7 OS irons and hybrids, Speedline drivers and hybrid-fairway woods, the Idea a3 and a3 OS Irons, the Tech a4 and a4 OS irons, hybrids, drivers and hybrid-fairway woods and integrated iron sets.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from six months to three years.  The decline in net sales for the year ended December 31, 2009 was primarily due to reduced demand by customers caused by a less than favorable economic environment in the United States and abroad.

Net sales of irons decreased to $51.5 million, or 67.7% of total net sales for the year ended December 31, 2009 from $57.1 million, or 62.4% of total net sales, for the comparable period of 2008.  Current period iron net sales primarily resulted from sales of the Idea a7 and a7 OS irons, Tech a4 and a4 OS Irons, Idea a3 and a3 OS irons coupled with a smaller portion of sales of the integrated iron sets, while the comparable period of 2008 net sales primarily resulted from sales of the Idea a3 and a3 OS irons coupled with a smaller portion of sales of the Tech a4 and a4 OS irons and integrated iron sets.

Net sales of fairway woods decreased to $14.8 million, or 19.4% of total net sales, for the year ended December 31, 2009, from $22.3 million, or 24.4% of total net sales, for the comparable period of 2008.  Net sales for the year ended December 31, 2009 primarily were generated from sales of Idea a7 and a7 OS hybrids, Speedline hybrid-fairway woods, Tech a4 and a4 OS hybrids and hybrid-fairway woods, Idea a3 and a3 OS and Idea Pro Gold I-woods.  Net sales for the year ended December 31, 2008 primarily were generated from sales of Insight XTD fairway woods and Tech a4 and a4 OS, Idea a3 and a3 OS, Idea Pro and Tech OS I-woods.

Net sales of drivers decreased to $9.5 million, or 12.5% of total net sales, for the year ended December 31, 2009 from $11.3 million, or 12.3% of total net sales, for the comparable period of 2008.  A large portion of the driver net sales for the year ended December 31, 2009 was generated by sales of the Speedline driver, which was launched in the first quarter of 2009 along with the Speedline 9032 driver launched in the second quarter of 2009, coupled with the Tech a4 and a4 OS drivers, which were introduced in the third quarter of 2008, while in the comparable period of 2008, net sales were primarily driven by sales of the Insight XTD driver, which was launched in the first quarter of 2008 and the Tech a4 and a4 OS drivers, which were introduced in the third quarter of 2008.

We were dependent on two customers, which collectively comprised approximately 23.5% of net sales, for the year ended December 31, 2009.  Of these, one customer individually represented greater than 5% but less than 10% of net sales and one customer represented greater than 10% but less than 20% of net sales for this period.  Should these customers or our other customers fail to meet their obligations to us, or cease doing business with us altogether, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the United States decreased to $15.2 million, or 20.0% of total net sales, from $18.1 million, or 19.8% of total net sales, for the years ended December 31, 2009 and 2008, respectively.  Net sales resulting from countries outside the United States and Canada decreased to 6.2% of total net sales for the year ended December 31, 2009 from 6.5% for the comparable period of 2008.

Cost of goods sold decreased to $53.7 million, or 70.5% of total net sales, for the year ended December 31, 2009 from $54.0 million, or 59.0% of total net sales, for the comparable period of 2008.  The increase as a percentage of total net sales was primarily due to the inventory write down to lower of cost or market and an increase in inventory reserve for obsolescence totaling $3.6 million taken during the second quarter coupled with changes in the product mix and increased promotional programs and discounting during the year.

Selling and marketing expenses decreased to $19.9 million for the year ended December 31, 2009 from $26.2 million for the comparable period in 2008.  The decrease was primarily the result of decreases in marketing and tour expense of $3.7 million, a decrease in commission expense of $1.5 million, a decrease in compensation expense of $0.7 million, as well as other cost saving initiatives in various areas.

General and administrative expenses decreased to $6.8 million for the year ended December 31, 2009 from $8.9 million for the comparable period in 2008.  The decrease was primarily the result of a decrease in compensation expense of $0.9 million along with other cost saving initiatives in various areas.

Research and development expenses, primarily consisting of costs associated with the development of new products, decreased to $2.8 million for the year ended December 31, 2009 from $3.8 million for the comparable period in 2008.  The decrease was primarily the result of a decrease in compensation expense along with other cost saving initiatives in various areas.

Our net accounts receivable balances were approximately $13.1 million and $14.7 million at December 31, 2009 and December 31, 2008, respectively.  The decrease was primarily due to timing of product launches as well as slower sales resulting from the sluggish economy during the year ended December 31, 2009 coupled with increased collections during the fourth quarter 2009.

Our inventory balances were approximately $19.7 million and $33.6 million at December 31, 2009 and December 31, 2008, respectively.  The decrease in inventory levels was primarily due to the inventory write down to lower of cost or market and an increase in inventory reserve for obsolescence totaling $3.6 million during the second quarter of 2009, lower sales resulting from a sluggish economy which resulted in lower purchases during the year, additional sales of closeout products and improved inventory management practices.

Our accounts payable balances were approximately $5.5 million and $9.5 million at December 31, 2009 and December 31, 2008, respectively.  The decrease in accounts payable is primarily associated with lower purchases of inventory resulting from lower sales coupled with continued expense savings in other areas of the business.

Our accrued liabilities balances were approximately $11.2 million and $7.3 million at December 31, 2009 and December 31, 2008, respectively.  The increase in accrued liabilities was primarily due to the accrual for the settlement of the stockholder class action lawsuit, pursuant to which we have agreed to contribute $5 million in conjunction with the settlement to cover the layer of exposure on our directors' and officers' corporate liability insurance that our former insurance carrier will not cover at this time.  See the Legal Proceedings section of this Form 10-K for further details.

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

Our inventory balances were approximately $33.6 million and $28.7 million at December 31, 2008 and December 31, 2007, respectively.  The increase in inventory levels is primarily due to purchases received prior to the end of the year related to the upcoming product launch for first quarter of 2009 along with slower sales resulting from a sluggish economy during the year ended December 31, 2008.

Our net accounts receivable balances were approximately $14.7 million and $18.0 million at December 31, 2008 and December 31, 2007, respectively.  The decrease is primarily due to timing of product launches as well as slower sales resulting from the sluggish economy during the year ended December 31, 2008.

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

Disclosure of Contractual Obligations

We are obligated to make future payments under various contracts, including equipment capital leases and operating leases.  We do not have any long-term debt or purchase commitment obligations.  The following table summarizes our contractual obligations at December 31, 2009, reported by maturity of obligation.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$--	$--	$--	$--	$--
Capital Lease Obligations	16,377	13,791	2,586	--	--
Operating Lease Obligations	1,970,216	651,548	1,029,324	289,344	--
Purchase Obligations	--	--	--	--	--
Other Long-term Liabilities Reflected on the Registrant's Balance sheet under GAAP	5,000,000	5,000,000	--	--	--

Total	$6,986,593	$5,665,339	$1,031,910	$289,344	--

Liquidity and Capital Resources

Our principal sources of liquidity are cash reserves, cash flows provided by operations and our credit facilities in effect from time to time.  Cash inflows from operations are generally driven by collections of accounts receivables from customers, which generally increase in our second quarter and continue into the third quarter and then begin to decrease during the fourth quarter.  As necessary, we could use our credit facility to supplement our cash inflows from operations as well as effect other investing activities such as potential future acquisitions.  Cash outflows are primarily tied to procurement of inventory which typically begins to build during the fourth quarter and continues heavily into the first and second quarters in order to meet demands during the height of the golf season.

Cash and cash equivalents increased to $12.6 million at December 31, 2009 compared to $6.0 million at December 31, 2008.  During the period, the primary changes were a decrease in inventory of $13.9 million and a decrease in accounts receivable of $1.6 million.

In November 2007, we signed a revolving credit agreement, which expires November 2012 with Wachovia Bank, NA to provide up to $15.0 million in short term debt.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio.  This agreement was amended in June 2009 so that the ratio is only calculated when we have less than $5.0 million in availability on the facility, and it was further amended in December 2009 to provide that our debt covenant ratio is only calculated if we have less than $2.0 million in availability on the facility between March and June of each year.  Interest on outstanding balances accrues at a rate of LIBOR plus 2.50% and is payable monthly.  As of December 31, 2009 and March 5, 2010, we had no outstanding borrowings on our credit facility and we were in compliance with the terms of our agreement.  In 2008, Wells Fargo Bank, NA acquired Wachovia Bank, NA.  As a result, Wells Fargo Bank, NA, as successor to Wachovia Bank, NA, has become our lender under our existing line of credit and is subject to all of the terms and conditions thereof.

Working capital decreased at December 31, 2009 to $29.1 million compared to $38.5 million at December 31, 2008.   Approximately 29% of our current assets were comprised of accounts receivable at December 31, 2009.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability and to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  Given the current global economic recession and credit crisis, we believe that more customers may request payment terms and we expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect such trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under our credit facility, we would be required to obtain additional financing, which may not be available at all or in the full amounts necessary, or limit expenditures to the extent of available cash on hand, all of which could adversely effect our current growth plans.

Our anticipated sources of liquidity over the next twelve months are expected to be cash reserves, projected cash flows from operations and available borrowings under our credit facility.  We anticipate that operating cash flows, current cash reserves and available borrowings also will fund capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to our operations if cash is needed in other areas of our operations.  In addition, cash flows from operations and cash reserves will be used to support ongoing purchases of component parts for our current and future product lines.  The expected operating cash flows, current cash reserves and borrowings available under our credit facility are expected to allow us to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

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

   Revenue Recognition

We recognize revenue when the product is shipped.  At that time, the title and risk of loss transfer to the customer and the ability to collect is reasonably assured.  The ability to collect is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.  If the ability to collect decreases significantly, including but not limited to, due to the current global economic recession, our revenue would be adversely affected.  Additionally, an estimate of product returns and warranty costs are recorded when revenue is recognized.  Estimates are based on historical trends taking into consideration current market conditions, customer demands and product sell through.  We also record estimated reductions in revenue for sales programs such as co-op advertising and spiff incentives.  Estimates in the sales program accruals are based on program participation and forecast of future product demand.  If actual sales returns and sales programs significantly exceed the recorded estimated allowances, our sales would be adversely affected.  We recognize deferred revenue as a result of sales that have extended terms and a right of return of the product under a specified program.  Once the product under the deferred revenue program is paid for and all revenue recognition criteria have been met, we record revenue.

   Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification.  We evaluate each individual customer and measure various key aspects of the customer such as, but not limited to, their overall credit risk (via Experian and Dun & Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items.  From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the appropriate reserve requirements.   Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances which remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We generally do not require collateral.  Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more of our customers' financial strength.

  Product Warranty

Our golf equipment is sold under warranty against defects in material and workmanship for a period of one year.  An allowance for estimated future warranty costs is recorded in the period products are sold.  In estimating our future warranty obligations, we consider various relevant factors, including our stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product.  Accounting for product warranty reserve could be adversely affected if one or more of our products were to fail (i.e. broken shaft, broken head, etc.) to a significant degree above and beyond our historical product failure rates, which determine the product warranty accruals.

   Income Taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes.   FASB ASC 740 prescribes the use of the liability method where by deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses and other deferred tax assets will be realized.   However, due to our recent earnings history, we have concluded that it is more likely than not that a portion of the deferred tax asset will be realized.  We have recognized a valuation allowance equal to a portion of the deferred income tax asset for which realization is uncertain.  We file tax returns with the U.S. federal jurisdictions and are no longer subject to income tax examinations for years before 2006.

   Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the years ended December 31, 2009 and 2008, there was no impairment of long-lived assets.

New Accounting Pronouncements

Any new accounting pronouncements have been listed in Note 1 (f) of the Consolidated Financial Statements which is incorporated herein by this reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

In the normal course of doing business, we are exposed to market risk through changes in interest rates with respect to our cash equivalents.  Cash and cash equivalents at December 31, 2009, were $12,562,000.  The average interest rate earned for the year end December 31, 2009, was 0.21%.

Additionally, we are exposed to interest rate risk from our Line of Credit (see Item 6 - Management Discussion and Analysis, Liquidity and Capital Resources). Outstanding borrowings accrue interest, at the Libor rate plus 2.50%. Our company would then be exposed to changes in the Libor rate.  As of March 5, 2010, we had no outstanding borrowings on our credit facility.

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

Item 8.   Financial Statements and Supplementary Data

The financial statements are set forth herein under Item 14 commencing on page F-1.  Schedule II to the consolidated financial statements is set forth herein under Item 14 on page S-1.  In addition, supplementary financial information is required pursuant to the provisions of Regulation S-K, Item 302, and is set forth herein under Item 14, note 14 of the notes to Consolidated Financial Statements.

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

Evaluation of Internal Controls over Financial Reporting and Disclosure Controls and Procedure

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, our management conducted an assessment of our internal controls over financial reporting as of December 31, 2009, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on the results of the assessment, management concluded that as of December 31, 2009, our internal controls over financial reporting are effective.   There were no material changes to our Internal Controls Over Financial Reporting during the year ended December 31, 2009, that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of our Disclosure Controls and Procedures as of the end of the period covered by this report and have concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to us is made known to the Chief Executive Officer and Interim Chief Financial Officer by others within our Company, and were effective.

In addition, it is our policy to not participate in off-balance sheet transactions, including but not limited to special purpose entities.

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding Internal Controls Over Financial Reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the Management's report in this annual report.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement for the Annual Meeting of the Stockholders to be held on or about May 25, 2010, to be distributed to the stockholders on or before April 30, 2010 ("the 2010 Proxy Statement") under the respective captions, "Executive Officerss”, “Proposal No. 1 - Election of Directors," "Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" and "Board Structure and Committee Membership."

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, and to all of our other officers, directors, employees and agents. A description of how to receive a copy of our code of ethics is posted on our website, which is located at www.adamsgolf.com.  We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website.  Information contained on our website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

Item 11.   Executive Compensation.

The information required by this Item is incorporated by reference to our 2010 Proxy Statement under the caption "Executive Compensation”, “Board Structure and Committee Membership – Compensation Committee Interlocks and Insider Participation” and ”Compensation Committee Report."

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our 2010 Proxy Statement under the caption "Stock Ownership-Beneficial Ownership of Certain Stockholders, Directors and Executive Officers."

Item 13.   Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to our 2010 Proxy Statement under the captions "Executive Compensation-Employment Contracts and Change in Control Arrangements," “Board Structure and Committee Membership – Compensation Committee Interlocks and Insider Participation” and "Transactions with Related Persons."

Item 14.   Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our 2010 Proxy Statement under "Proposal No. 2 – Ratification of Independent Registers Public Accounting Firm."

PART IV

Item 15.   Exhibits, Financial Statement Schedule.

(a)  The following documents are filed as a part of this report following the signature page:

(1) Consolidated Financial Statements

Item	Page

Index to Consolidated Financial Statements and Related Financial Statement Schedule	F-1
Reports of Independent Registered Public Accounting Firms	F-2 – F-3
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4
Consolidated Statements of Operations for the Years ended December 31, 2009, 2008 and 2007	F-5
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2009, 2008 and 2007	F-6, F-7
Consolidated Statements of Cash Flows for the Years ended December 31, 2009, 2008 and 2007	F-8
Notes to Consolidated Financial Statements	F-9 - F-25

(2) Financial Statement Schedule

Our financial statement schedule for the years ended December 31, 2009, 2008 and 2007 is filed as part of this Annual Report and should be read in conjunction with our Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm	S-1
Schedule II - Valuation and Qualifying Accounts	S-2

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

Exhibit	Description	Location

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed on February 14, 2008	Incorporated by reference to 2007 Form 10-K (Exhibit 3.2)

Exhibit 3.3	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Stock Incentive Plan for Adams Golf, Inc.	Incorporated by reference to Annex A of the 2002 Proxy Statement (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-112622 (Exhibit 4.7)

Exhibit 10.1	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2003 Form 10-K (Exhibit 10.12)

Exhibit 10.2*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2004 Form 10-K (Exhibit 10.17)

Exhibit 10.3*	Asset Purchase Agreement of Women’s Golf Unlimited	Incorporated by reference to 2006 Form 10-K (Exhibit 10.11)

Exhibit 10.4	Revolving Line of Credit between Adams Golf, Inc and Wachovia Bank, National Association	Incorporated by reference to the Report on Form 8-K dated November 13, 2007 (Exhibit 10.1)

Exhibit 10.5	Commercial Lease Agreement dated December 15, 2007, between MDN/JSC -II Limited and the Company	Incorporated by reference to 2007 Form 10-K (Exhibit 10.9)

Exhibit 10.6	Commercial Lease Agreement dated April 10, 2008, between CLP Properties Texas, L.P. and the Company	Incorporated by reference to the Report on Form 8-K dated April 15, 2008 (Exhibit 10.1)

Exhibit 10.7	Employment Agreement - Byron (Barney) H. Adams	Incorporated by reference to the Report on Form 8-K dated January 12, 2009 (Exhibit 10.1)

Exhibit 10.8	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 File No. 001-33978 (Exhibit 10.9)

Exhibit 10.9	Amendment to Revolving line of Credit between Adams Golf, Inc and Wachovia Bank, National Association	Incorporated by reference to Third quarter 2009 Form 10-Q File No 001-33978 (Exhibit 10.9)

Exhibit 10.10	Stipulation of Settlement of In Re Adams Golf, Inc. Securities Litigation, dated December 9, 2009	Included in this filing

Exhibit 21.1	Subsidiaries of the Registrant	Included in this filing

Exhibit 23.1	Consent of BKD LLP	Included in this filing

Exhibit 23.2	Consent of KBA GROUP LLP	Included in this filing

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing
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

ADAMS GOLF, INC., a Delaware corporation

Date: March 9, 2010	By:	/S/ B.H. (BARNEY) ADAMS
B.H. (Barney) Adams, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 9, 2010	By:	/S/ B.H. (BARNEY) ADAMS
B.H. (Barney) Adams, Chairman of the Board

Date: March 9, 2010	By:	/S/ OLIVER G. BREWER III
Oliver G. (Chip) Brewer III
Chief Executive Officer, President and Director

Date: March 9, 2010	By:	/S/ PAMELA HIGH
Pamela J. High
Interim Chief Financial Officer
(Principal Financial Officer)

Date: March 9, 2010	By:	/S/ MARK R. MULVOY
Mark R. Mulvoy
Director

Date: March 9, 2010	By:	/S/ ROBERT D. ROGERS
Robert D. Rogers
Director

Date: March 9, 2010	By:	/S/ RUSSELL L. FLEISCHER
Russell L. Fleischer
Director

Date: March 9, 2010	By:	/S/ JOSEPH R. GREGORY
Joseph R. Gregory
Director

Date: March 9, 2010	By:	/S/ JOHN M. GREGORY
John M. Gregory
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND RELATED FINANCIAL STATEMENT SCHEDULE

Page
Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2 – F-3

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4

Consolidated Statements of Operations for the Years ended December 31, 2009, 2008 and 2007	F-5

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2009, 2008 and 2007	F-6 - F-7

Consolidated Statements of Cash Flows for the Years ended December 31, 2009, 2008 and 2007	F-8

Notes to Consolidated Financial Statements	F-9 - F-25

Financial Statement Schedule

Our financial statement schedule for the years ended December 31, 2009, 2008 and 2007 is filed as part of this Report and should be read in conjunction with our Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
Schedule II - Valuation and Qualifying Accounts
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders of Adams Golf, Inc.

We have audited the accompanying consolidated balance sheet of Adams Golf, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Golf, Inc. and subsidiaries as of December 31, 2009 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ BKD LLP
Dallas, Texas
March 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Adams Golf, Inc.

We have audited the accompanying consolidated balance sheet of Adams Golf, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for years ended December 31, 2008 and 2007.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule appearing under Item 15 for each of years ended December 31, 2008 and 2007.  The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Golf, Inc. and subsidiaries as of December 31, 2008 and the consolidated results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule for the years ended December 31, 2008 and 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KBA GROUP LLP
Dallas, Texas
March 9, 2010

ADAMS GOLF, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS
	December 31,
	2009	2008

Current assets:
Cash and cash equivalents	$12,562	$5,960
Trade receivables, net	13,136	14,743
Inventories, net	19,721	33,611
Prepaid expenses	378	908
Other current assets	22	29
Total current assets	45,819	55,251

Property and equipment, net	934	1,210
Deferred tax asset, net – non current	10,228	10,228
Other assets	238	367
	$57,219	$67,056

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,479	$9,471
Accrued expenses and other current liabilities	11,228	7,253
Total current liabilities	16,707	16,724
Other liabilities	2	18
Total liabilities	16,709	16,742

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 1,250,000 shares; none issued	--	--
Common stock, $.001 par value; authorized 12,500,000 shares; 7,387,309 and 6,909,866 shares issued and 6,976,372 and 6,498,929 shares outstanding at December 31, 2009 and 2008, respectively	7	7
Additional paid-in capital	93,576	92,701
Accumulated other comprehensive income	2,074	565
Accumulated deficit	(50,393)	(38,205)
Treasury stock, 410,937 common shares at December 31, 2009 and December 31, 2008, at cost	(4,754)	(4,754)
Total stockholders' equity	40,510	50,314

Commitments and contingencies
	$57,219	$67,056

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,

	2009	2008	2007

Net sales	$76,139	$91,451	$94,604
Cost of goods sold	53,714	53,981	54,608
Gross profit	22,425	37,470	39,996

Operating expenses:
Research and development expenses	2,816	3,758	3,698
Selling and marketing expenses	19,911	26,205	23,772
General and administrative expenses	6,773	8,929	8,420
Settlement expense	5,000	--	--
Total operating expenses	34,500	38,892	35,890
Operating income/(loss)	(12,075)	(1,422)	4,106

Other income (expense):
Interest income	8	122	286
Interest expense	(87)	(100)	(1)
Other	34	(63)	264
Income/(loss) before income taxes	(12,120)	(1,463)	4,655
Net income tax expense (benefit)	68	(4)	(4,746)
Net income/(loss)	$(12,188)	$(1,459)	$9,401

Net income/(loss) per common share:
Basic	$(1.82)	$(0.23)	$1.54
Diluted	$(1.82)	$(0.23)	$1.32

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

Years ended December 31, 2009, 2008 and 2007

	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income (Loss)	Deficit	Income (Loss)	Stock	Equity

Balance, December 31, 2006	6,223,807	$6	$90,649	$887	$(46,147)		$(3,526)	$41,869
Comprehensive income:
Net income	--	--	--	--	9,401	$9,401	--	9,401
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation	--	--	--	1,668	--	1,668	--	1,668
Comprehensive income	--	--	--	--	--	$11,069	--	--
Stock options exercised	324,040	1	42	--	--		--	43
Treasury stock purchased	--	--	--	--	--		(728)	(728)
Amortization of deferred compensation	--	--	1,046	--	--		--	1,046
Balance, December 31, 2007	6,547,847	7	91,737	2,555	(36,746)		(4,254)	53,299
Comprehensive loss:
Net loss	--	--	--	--	(1,459)	$(1,459)	--	(1,459)
Other comprehensive loss, net of tax:
Unrealized loss on foreign currency translation	--	--	--	(1,990)	--	(1,990)	--	(1,990)
Comprehensive loss	--	--	--	--	--	$(3,449)	--	--
Stock options exercised	200,919	--	8	--	--		--	8
Issuance of restricted stock	161,365	--	--	--	--		--	--
Stock retired	(265)	--	--	--	--		--	--
Treasury stock purchased	--	--	--	--	--		(500)	(500)
Amortization of deferred compensation	--	--	956	--	--		--	956
Balance, December 31, 2008	6,909,866	$7	$92,701	$565	$(38,205)		$(4,754)	$50,314

(continued)

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

Years ended December 31, 2009, 2008 and 2007

	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income (Loss)	Deficit	Income /(Loss)	Stock	Equity

Balance, December 31, 2008	6,909,866	$7	$92,701	$565	$(38,205)		$(4,754)	$50,314
Comprehensive loss:
Net loss	--	--	--	--	(12,188)	$(12,188)	--	(12,188)
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation	--	--	--	1,509	--	1,509	--	1,509
Comprehensive loss	--	--	--	--	--	$(10,679)	--	--
Stock options exercised	101,938	--	4	--	--		--	4
Issuance of restricted stock	375,505	--	--	--	--		--	--
Amortization of deferred compensation	--	--	871	--	--		--	871
Balance, December 31, 2009	7,387,309	$7	$93,576	$2,074	$(50,393)		$(4,754)	$40,510

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income/(loss)	$(12,188)	$(1,459)	$9,401
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	609	578	460
Amortization of deferred compensation	871	956	1,046
Provision for doubtful accounts	1,173	1,539	316
Provision for deferred income taxes	--	--	(4,826)
Provision for inventory reserve	1,848	24	36
Changes in operating assets and liabilities:
Trade receivables	434	1,727	(4,772)
Inventories	12,042	(4,890)	(4,130)
Prepaid expenses	530	(165)	(57)
Other current assets	7	52	(61)
Other assets	--	557	531
Accounts payable	(3,991)	266	2,934
Accrued expenses and other current liabilities	3,975	(1,449)	1,242
Net cash provided by (used in) operating activities	5,310	(2,264)	2,120
Cash flows from investing activities:
Purchase of property and equipment	(184)	(552)	(653)
Purchase of intangible assets	--	--	(600)
Net cash used in investing activities	(184)	(552)	(1,253)
Cash flows from financing activities:
Principal payments under capital lease obligation	(16)	(11)	(22)
Proceeds from exercise of stock options	4	8	43
Treasury stock purchase	--	(500)	(728)
Debt financing costs	(21)	4	(35)
Net cash used in financing activities	(33)	(499)	(742)

Effects of exchange rate changes	1,509	(1,990)	1,668
Net increase (decrease) in cash and cash equivalents	6,602	(5,305)	1,793
Cash and cash equivalents at beginning of the year	5,960	11,265	9,472
Cash and cash equivalents at end of the year	$12,562	$5,960	$11,265
Supplemental disclosure of cash flow information:
Interest paid	$87	$101	$1
Income taxes paid	$68	$9	$65
Supplemental disclosure of non-cash investing and financing activities Equipment financed with capital lease	$--	$44	$--

See accompanying notes to consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(Tables in thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies

(a) General

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels.  Our recently launched products include Idea a7 and a7 OS irons and hybrids,  Speedline Fast 10 and Speedline 9032 drivers, Speedline Fast 10 hybrid fairway woods, Idea Pro Black I-woods and irons, Idea Tech a4 and a4 OS I-woods and irons, Idea Pro Gold I-woods and irons and Insight Tech a4 and a4 OS drivers and hybrid-fairway woods.  We also continue to develop new products under the name of Women's Golf Unlimited, the Lady Fairway and Square 2 brands.  We continue to sell certain older product lines, including the Idea a3 and a3 OS I-woods and irons, the Tight Lies family of fairway woods, the Puglielli series of wedges, and certain accessories.

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

(c) Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification.  We evaluate each individual customer and measure various key aspects of the customer such as, but not limited to, their overall credit risk (via Experian and Dun and Bradstreet reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items.  From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the appropriate reserve requirements.   Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances which remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We generally do not require collateral.  Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more customers' financial strength.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(Tables in thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies (continued)

(d) Revenue Recognition

We recognize revenue when the product is shipped.  At that time, the title and risk of loss transfer to the customer and the ability to collect is reasonably assured.  The ability to collect is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.  If the ability to collect decreases significantly, including but not limited to, due to the current global economic recession, our revenue would be adversely affected.  Additionally, an estimate of product returns and warranty costs are recorded when revenue is recognized.  Estimates are based on historical trends taking into consideration current market conditions, customer demands and product sell through.  We also record estimated reductions in revenue for sales programs such as co-op advertising and spiff incentives.  Estimates in the sales program accruals are based on program participation and forecast of future product demand.  If actual sales returns and sales programs significantly exceed the recorded estimated allowances, our sales would be adversely affected.  We recognize deferred revenue for sales that have extended payment terms and a right of return of the product under a specified program.  Once the product under the deferred revenue program is paid for and all revenue recognition criteria have been met, we record revenue.

(e) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years.  Maintenance and repairs are expensed as incurred.  Significant replacements and betterments are capitalized.

(f) New Accounting Pronouncements

There were no new accounting pronouncements during the period that had a material impact on the Company's financial statements.

(g) Research and Development

Research and development costs consist of all costs incurred in planning, designing and testing of golf equipment, including salary costs related to research and development.  These costs are expensed as incurred.  Our research and development expenses were approximately $2,816,000, $3,758,000 and $3,698,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

(h) Advertising Costs

Advertising costs, included in selling and marketing expenses on the accompanying consolidated statements of operations, other than direct commercial costs, are expensed as incurred and totaled approximately $3,922,000, $6,559,000 and $5,732,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(Tables in thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies (continued)

(i) Product Warranty

Our golf equipment is sold under warranty against defects in material and workmanship for a period of one year.  An allowance for estimated future warranty costs is recorded in the period products are sold.  In estimating our future warranty obligations, we consider various relevant factors, including our stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product.  Accounting for product warranty allowances could be adversely affected if one or more of our products were to fail (i.e. broken shaft, broken head, etc.) to a significant degree above and beyond our historical product failure rates, which determine the product warranty accruals.

	Beginning Balance	Charges for Warranty Claims	Estimated Accruals	Ending Balance
Year ended December 31, 2009	$522	(474)	317	$365
Year ended December 31, 2008	$337	(697)	882	$522

(j) Income Taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes.   FASB ASC 740 prescribes the use of the liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses and other deferred tax assets will be realized.   However, due to our earnings history over the past years and projected future earnings, we have concluded that it is more likely than not that a portion of the deferred tax asset will be realized.  We have recognized a valuation allowance equal to a portion of the deferred income tax asset for which realization is uncertain. Our estimate of the realizability of the net deferred tax assets is a significant estimate that is subject to change in the near term.  We file tax returns with the U.S. federal jurisdictions and are no longer subject to income tax examinations for years before 2006.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(Tables in thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies (continued)

(k) Net income/(Loss) Per Share

The weighted average common stock outstanding used for determining basic and diluted loss per common share were 6,688,762 for the year ended December 31, 2009.  The effect of all options to purchase shares of our common stock for the year ended December 31, 2009 were excluded from the calculation of dilutive shares as the effect of inclusion would have been antidilutive.

The weighted average common stock outstanding used for determining basic and diluted loss per common share were 6,413,054 for the year ended December 31, 2008.  The effect of all options to purchase shares of our common stock for the year ended December 31, 2008 were excluded from the calculation of dilutive shares as the effect of inclusion would have been antidilutive.

The weighted average common stock outstanding used for determining basic and diluted income per common share were 6,094,385 and 7,134,363, respectively, for the year ended December 31, 2007.  The effect of all options to purchase shares of our common stock for the year ended December 31, 2007 resulted in additional dilutive shares of 1,039,978.

(l) Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.

(m) Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the years ended December 31, 2009, 2008 and 2007, there was no impairment of long-lived assets.

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

December 31, 2009 and 2008

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

(r)  Stock-Based Compensation

Compensation cost related to stock-based compensation is estimated based on the grant date fair value of the award and is recognized as expense over the stock award's requisite service/vesting period.

 (s)  Foreign Currency Translation and Transactions

The functional currency of our Canadian operations is Canadian dollars.  The accompanying consolidated financial statements have been expressed in U. S. dollars, our reporting currency.  Reporting assets and liabilities of our foreign operations have been translated at the rate of exchange at the end of each period.  Revenues and expenses have been translated at the monthly average rate of exchange in effect during the respective period.  Gains and losses resulting from translation are accumulated in other comprehensive income (loss) in stockholders' equity.  Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in earnings as they occur.  Inventory purchases are invoiced by suppliers in U.S. dollars.

(t)   Classification of Shipping and Handling Fees and Costs

Shipping and handling fees and costs are included in net sales and cost of goods sold, respectively.

(u)   Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(Tables in thousands, except share and per share amounts)

(2)	Trade Receivables, net

Trade receivables consisted of the following at December 31, 2009 and 2008:

	2009	2008

Trade receivables	$14,761	$16,064
Allowance for doubtful accounts	(1,625)	(1,321)

	$13,136	$14,743

(3)	Inventories, net

Inventories consisted of the following at December 31, 2009 and 2008:

	2009	2008

Finished goods	$13,057	$20,423
Component parts	8,708	13,385
Allowance for inventory obsolescence	(2,044)	(197)

	$19,721	$33,611

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory. At the end of the second quarter of 2009, we recognized an inventory write-down of $3.6 million as a result of a reduction to a lower of cost or market value and increase to inventory obsolescence reserves.   At December 31, 2009 and 2008, inventories included $708,000 and $821,000 of consigned inventory, respectively.

(4)	Property and Equipment, net

Property and equipment consisted of the following at December 31, 2009 and 2008:

	2009	2008

Equipment	$2,555	$2,442
Computers and software	7,782	7,716
Furniture and fixtures	944	940
Leaseholds improvements	183	182
Accumulated depreciation and amortization	(10,530)	(10,070)

	$934	$1,210

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(Tables in thousands, except share and per share amounts)

(5)	Other Current and Non-Current Assets

Other current assets, consisted of the following at December 31, 2009 and 2008:

	2009	2008

Maintenance agreements	$22	$29

Other assets, consisted of the following at December 31, 2009 and 2008:

	2009	2008

Deposits	$6	$6
Other, including intangible assets purchased	232	361

	$238	$367

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31, 2009 and 2008:

	2009	2008

Payroll and commissions	$284	$447
Product warranty expense and sales returns	2,209	1,641
Professional services	25	7
Accrued inventory	65	1,021
Accrued settlement expense	5,000	--
Accrued sales promotions	1,060	274
Deferred revenue	1,273	1,429
Other	1,312	2,434

	$11,228	$7,253

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(Tables in thousands, except share and per share amounts)

(7)	Commitments and Contingencies

We are obligated under certain noncancellable operating leases for assembly, warehouse and office space.  A summary of the minimum rental commitments under noncancellable leases is as follows:

Years ending
December 31,

2010	$652
2011	588
2012	441
2013	289
2014	--

$1,970

Rent expense was approximately $765,000, $703,000 and $650,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

On October 29, 2009, the Company reached a settlement in principle regarding the consolidated securities class action filed in June 1999 in the United States District Court of the District of Delaware.   The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our IPO and sought rescissory or compensatory damages in an unspecified amount.  In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading.  The settlement remains subject to preliminary and final Court approval, shareholder class approval, and appeal.   The proposed settlement provides for a total payment to the class of $16.5 million in cash and a payment of the first $1.25 million, after attorneys fees and costs, actually received (if any) by the Company in connection with the Company’s litigation against its former insurance broker Thilman & Filipini, LLC (“T&F”) and it’s former insurance carrier, Zurich American Insurance Company ("Zurich").  Of the $16.5 million cash settlement amount, $5 million will be paid by the Company, which the Company accrued as a liability during the quarter ended September 30, 2009.  If approved, the settlement will lead to a dismissal with prejudice of all claims against all defendants in the litigation.  As part of the settlement, the underwriters for the IPO have agreed to release the Company from any indemnification obligation.  Although defendants continue to deny plaintiffs' allegations, the Company believes it is in the best interests of its stockholders to proceed with this settlement.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(Tables in thousands, except share and per share amounts)

(7)	Commitments and Contingencies (continued)

The Company maintains directors' and officers' ("D&O") and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich American Insurance Company ("Zurich"), which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, T&F LLC, asserting various causes of action arising out of T&F's alleged failure to notify Zurich of the class action lawsuit.  On March 18, 2008, the suit against T&F was amended to also name as Defendants certain alleged successor entities to T&F.  All of the Defendants moved to dismiss our lawsuit on the basis that our suit was premature in that we had not been damaged by the alleged conduct of the Defendants because we had not paid any sums in satisfaction of a judgment or settlement of the class action securities litigation.  Those motions were denied pursuant to a Memorandum Opinion and Order dated September 26, 2008.  T&F's successor entities also moved to dismiss the claims brought against them on the grounds that, as purchasers of solely T&F's assets, they could not be held liable for the T&F debts or liabilities.  The Court struck our complaint solely against the successor entity Defendants on the grounds that we had not alleged sufficient facts triggering an exception to the general rule that the purchaser of an entity's assets is not liable for the entity's liabilities and ordered us to replead our claims against the successor entity Defendants.  We and T&F have engaged in preliminary written discovery efforts, but substantial discovery remains to be completed.  On November 16, 2009, we filed a Second Amended Complaint reasserting our causes of action against the previously-named Defendants.  The Second Amended Complaint also added Zurich as a Defendant to the lawsuit, asserting various causes of action against it arising out of its denial of coverage for the class action lawsuit.

Beginning April 2008, we received communications from the Estate of Anthony Antonious alleging that our products infringed a patent of Anthony Antonious concerning an aerodynamic metal wood golf club head.  On May 28, 2008, we filed a declaratory judgment lawsuit against the Anthony Antonious Trust in the United States District Court for the Southern District of the State of Ohio, alleging non-infringement of the Antonious patent.  On June 30, 2008, the Estate of Anthony Antonious filed a lawsuit against us in the United States District Court in the State of New Jersey for damage and injunctive relief alleging infringement of the patent.  On September 2, 2008, we filed a Request for Ex Parte Reexamination with the United States Patent and Trademark Office ("USPTO") requesting that the USPTO reexamine the Antonious patent at issue.  The USPTO issued an order granting our Request for Ex Parte Reexamination on November 7, 2008 after finding that a substantial new question of patentability affecting the claims has been raised.   As a result, both the Ohio lawsuit and the New Jersey lawsuit were stayed pending the outcome of the USPTO's reexamination proceeding.  On October 9, 2009, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate concerning claims amended during the reexamination procedure.  A Reexamination Certificate was issued on January 5, 2010 and litigation has now resumed in the New Jersey action and is expected to resume shortly in the Ohio action.  At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(Tables in thousands, except share and per share amounts)

(8)	Retirement Plan

In February 1998, we adopted the Adams Golf, Ltd. 401(k) Retirement Plan, which covers substantially all employees of the Company.  During April 2009, we discontinued the employer match.  For the years ended December 31, 2009, 2008 and 2007, we contributed approximately $65,000, $251,000 and $134,000, respectively, to the 401(k) Retirement Plan.

(9)	Liquidity

In November 2007, we signed a revolving credit agreement, which expires November 2012 with Wachovia Bank, NA to provide up to $15.0 million in short term debt.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio.  This agreement was amended in June 2009 so that the ratio is only calculated when we have less than $5.0 million in availability on the facility, and it was further amended in December 2009 to provide that our debt covenant ratio is only calculated if we have less than $2.0 million in availability on the facility between March and June of each year.  Interest on outstanding balances accrues at a rate of LIBOR plus 2.50% and is payable monthly.  As of December 31, 2009 and March 5, 2010, we had no outstanding borrowings on our credit facility and we were in compliance with the terms of our agreement.  In 2008, Wells Fargo Bank, NA acquired Wachovia Bank, NA.  As a result, Wells Fargo Bank, NA, as successor to Wachovia Bank, NA, has become our lender under our existing line of credit and is subject to all of the terms and conditions thereof.

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

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(Tables in thousands, except share and per share amounts)

(10)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	2009	2008	2007

Federal-current	$-	$(13)	$79
State-current	68	9	1
Deferred	--	--	(4,826)

	$68	$(4)	$(4,746)

Actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) (computed by applying the U.S. federal corporate tax rate of 35% to income (loss) before income taxes) for the years ended December 31, 2009, 2008 and 2007 as follows:

	2009	2008	2007

Computed "expected" tax (benefit) expense	$(4,242)	$(511)	$1,629
State income taxes, net of federal	--	(15)	47
Change in valuation allowance for deferred tax assets	4,399	680	(6,809)
Other	(89)	(158)	387

	$68	$(4)	$(4,746)

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2009 and 2008 are presented below:

	2009	2008

Deferred tax assets:
Allowance for doubtful accounts receivable	$569	$475
Product warranty and sales returns	773	591
Other reserves	38	277
Deferred compensation	621	312
263A adjustment	13	51
Research and development tax credit carryforwards	306	306
Net operating loss carryforwards	17,435	13,344

Total deferred tax assets	19,755	15,356
Valuation allowance	(9,527)	(5,128)

Net deferred tax assets	$10,228	$10,228

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(Tables in thousands, except share and per share amounts)

(10)	Income Taxes (continued)

Net deferred tax assets recorded in consolidated balance sheets at December 31, 2009 and 2008:

	2009	2008
Current	$--	$--
Non-current	10,228	10,228
	$10,228	$10,228

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

At December 31, 2009, we could not determine based on a weighing of objective evidence that it is more likely than not that all of our deferred tax assets will be realized.  As a result, as of December 31, 2009 and 2008, we have established a valuation allowance for a portion of our deferred tax assets resulting in a net deferred tax asset of $10.2 million.  This amount represents what we believe to be an estimate of future usage of our net operating loss carryfowards.  The remaining asset has an existing valuation allowance applied to it.  The net change in the valuation allowance for the years ended December 31, 2009 and 2008 was $4,399,000 and $680,000, respectively.

At December 31, 2009, we had federal net operating loss carryforwards of approximately $50,119,000 and tax credit carryforwards of $306,000, which are available to offset future taxable income through 2029.

(11)	Stockholders' Equity

(a) Employee Stock Option Plans

In May 2002, we adopted the 2002 Equity Incentive Plan  (the "Plan") for employees, outside directors and consultants.   The Plan allows for the granting of up to 625,000 shares of our common stock at the inception of the Plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this Plan, and additional shares as defined in the Plan.  On May 1, 2002, four predecessor plans were terminated and a total of 538,370 shares available for issuance under these predecessor plans were transferred to the Equity Incentive Plan.  As shares are forfeited or expire under the four predecessor plans, those shares become available under the Plan.  Since the initial transfer on May 1, 2002, an additional 201,510 shares were transferred to the Plan.  At December 31, 2009, options to purchase 891,044 shares were outstanding with exercise prices ranging from $0.04 to $4.80 per share at the date of grant.  The option vesting periods vary from six months to four years and the options expire ten years from the date of grant.  At December 31, 2009, 415,655 shares remained available for grant under the Plan, including forfeitures.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(Tables in thousands, except share and per share amounts)

(11)	Stockholders' Equity (continued)

The following is a summary of stock options outstanding as of December 31, 2009:

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average Vested
Exercise	Options	Contractual	Exercise Price	Options	Exercise Price
Prices	Outstanding	Life	per share	Exercisable	per share

$0.04 - $1.00	753,544	3.10 years	$0.04	753,544	$0.04
$1.01 - $3.00	12,500	3.12 years	1.24	12,500	1.24
$3.01 - $4.00	100,000	9.04 years	3.02	--	--
$4.01 - $5.00	25,000	5.26 years	4.76	21,875	4.76

	891,044	3.83 years	$0.52	787,919	$0.19

The per share weighted-average grant date fair value of stock options granted during 2009 was $2.70, while no options were granted during 2007 or 2008.  The fair value of the 2009 option grants were estimated using the Black Scholes option pricing model with the following weighted-average assumptions: Risk free interest rate, 3.5%; expected life, 10 years; expected dividend yield, 0%; and expected volatility (estimated based on historical volatility), 96.34%.  We use historical data to estimate option exercise and employee termination factors within the valuation model.

A summary of stock option activity follows:

			Aggregate
		Weighted	Intrinsic
	Number of	Average	Value of
	Shares	Exercise price	options
Options outstanding at December 31, 2006	1,424,308	$0.16
Options granted (resulting from the reverse split conversion of existing options)	6	0.04
Options forfeited (expired)	--	--
Options exercised	(324,040)	0.04	$2,557,468

Options outstanding at December 31, 2007	1,100,274	0.16
Options granted	--	--
Options forfeited (expired)	(6,373)	0.04
Options exercised	(200,919)	0.04	1,429,703

Options outstanding at December 31, 2008	892,982	0.19
Options granted	100,000	3.02
Options forfeited (expired)	--	--
Options exercised	(101,938)	0.04	291,133

Options outstanding at December 31, 2009	891,044	$0.52	$2,161,939
Options exercisable at December 31, 2009	787,919	$0.19	$2,174,469

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(Tables in thousands, except share and per share amounts)

(11)	Stockholders' Equity (continued)

During 2009, 100,000 shares of restricted stock was granted at fair market value of $3.30, 50,000 at $3.20, 175,000 at $3.15 and 50,505 at $3.02.  During 2008, 150,000 shares of restricted stock were granted at a fair market price of $8.15, and 11,365 were granted at a fair market price of $8.60 and 50,000 shares vested.  The per share weighted-average fair value of restricted stock granted during 2009 was $3.18 and $8.51 during 2008.  The fair value of the restricted stock grants were recorded using the fair market value at the date of grant and expensed over the vesting period.  Restricted stock vesting periods vary from six months to four years from the date of grant.

A summary of restricted stock grant activity follows:

		Weighted
		Average
	Number of	Grant date
	Shares	price

Stock unvested at December 31, 2008	111,365	$8.51
Stock granted	375,505	3.18
Stock vested or exercised	150,000	5.03

Stock unvested at December 31, 2009	336,870	$4.12

Operating expenses included in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 include total compensation expense associated with stock options and restricted stock of $871,000, $956,000 and $1,046,000, respectively.

The weighted average remaining contractual life of the options exercisable at December 31, 2009 was 3.16 years and at December 31, 2008 was 4.35 years.

As of December 31, 2009, compensation costs related to non-vested awards totaled $1.5 million, which is expected to be recognized over a weighted average period of 1.9 years.

(b) Common Stock Repurchase Program

In October 1998, the Board of Directors approved a plan whereby we are authorized to repurchase from time to time on the open market up to 500,000 shares of its common stock.  At December 31, 1998, we had repurchased 164,375 shares of common stock at an average price per share of $19.08 for a total cost of approximately $3,136,000.  During the year ended December 31, 2006, we repurchased 69,782 shares of common stock at prices ranging from $5.40 to $5.76 price per share for a total cost of approximately $390,000.  During the year ended December 31, 2007, we repurchased 91,966 shares at prices ranging from $7.60 to $8.00 for a total cost of approximately $728,000.  During the year ended December 31, 2008, we repurchased 84,814 shares at prices ranging from $2.90 to $6.73 for a total cost of approximately $500,000.  During 2009, no shares were repurchased.  The repurchased shares are held in treasury.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(Tables in thousands, except share and per share amounts)

(11)	Stockholders' Equity (continued)

(c)  Deferred Compensation

Due to the passage of The American Jobs Creation Act and the subsequent IRS Section 409A rules, stock options that were issued with a strike price less than market value at the date of grant will now be considered deferred compensation by the Internal Revenue Service and the individual who was granted the options will incur adverse tax consequences, including but not limited to excise taxes, unless the individual elected to deem a future exercise date of the unvested stock options at December 31, 2004 and made this election before December 31, 2005.  As a result of the compliance with the American Job Creation Act, a summary of the elected future exercise dates is as follows:

Period of Exercise	Total Options to be Exercised

2010	15,000
2011	27,500
2012	28,209
2013	13,750
Beyond 2013	15,000

Total Options	99,459

(12)	Segment Information

We generate substantially all revenues from the design, marketing and distribution of premium quality, technologically innovative golf clubs.  Our products are distributed in both domestic and international markets.  Net sales by customer domicile for these markets consisted of the following for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

United States	$60,927	$73,375	$78,623
Rest of world	15,212	18,076	15,981

	$76,139	$91,451	$94,604

  ADAMS GOLF, INC. AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2009 and 2008

  (Tables in thousands, except share and per share amounts)

(12)	Segment Information (continued)

The following table sets forth net sales by product class for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Fairway woods	$14,798	$22,289	$18,428
Drivers	9,509	11,276	10,472
Irons	51,537	57,117	63,251
Wedges and other	295	769	2,453

Total	$76,139	$91,451	$94,604

(13)	Quarterly Financial Results (unaudited)

Quarterly financial results for the years ended December 31, 2009 and 2008 are as follows:

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$23,475	$23,254	$17,385	$12,025
Gross profit	$9,008	$2,778	$6,329	$4,310
Net income (loss)	$366	$(5,206)	$(5,471)	$(1,877)
Income (loss) per share – basic	$0.06	$(0.78)	$(0.82)	$(0.28)
– diluted	0.05	(0.78)	(0.82)	(0.28)

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$28,001	$33,260	$17,700	$12,490
Gross profit	$12,111	$13,736	$6,763	$4,860
Net income (loss)	$798	$1,554	$(1,163)	$(2,647)
Income (loss) per share – basic	$0.13	$0.24	$(0.18)	$(0.41)
– diluted	0.11	0.21	(0.18)	(0.41)

  ADAMS GOLF, INC. AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  December 31, 2009 and 2008

  (Tables in thousands, except share and per share amounts)

(14)	Business and Credit Concentrations

We are currently dependent on two customers, which collectively comprised approximately 23.5% of net sales for the year ended December 31, 2009.  Of these customers, one customer individually represented greater than 5% but less than 10% of net sales, and one customer individually represented greater than 10% but less than 20% of net sales, while no customer represented greater than 20% of net sales for the year ended December 31, 2009.  For the year ended December 31, 2008, four customers, which collectively comprised approximately 24.4% of net sales, of which two customers individually represented greater than 5% but less than 10% of net sales, while no customer individually represented greater than 10% of net sales for the year ended December 31, 2008.  For the year ended December 31, 2007, four customers, which collectively comprised approximately 25.5% of net sales.  Of these customers, one customer individually represented greater than 5% but less than 10% of net sales, while one customer individually represented greater than 10% but less than 15% of net sales for the year ended December 31, 2007. Additionally, we have one customer with an outstanding accounts receivable balance that is greater than 10% but less than 15% of total accounts receivable and no customer greater than 15% of total accounts receivable at December 31, 2009.  The loss of an individual or a combination of these customers or a significant impairment or reduction in such customers' business, including, but not limited to, as a result of the current global economic recession and credit crisis, would have a material adverse effect on consolidated revenues, results of operations, financial condition and competitive market position of the Company.

A significant portion of our inventory purchases are from one supplier in China; approximately 45% and 48% of our total inventory purchased for the years ended December 31, 2009 and 2008, respectively, was from this one Chinese supplier.  This supplier and many other industry suppliers are located in China.  We do not anticipate any changes in the relationships with our suppliers.  If such change were to occur, we have alternative sources available; however, a loss of our primary supplier or significant impairment to its business, including, but not limited to, due to the global economic recession and credit crisis, could adversely affect our business during the period in which we would have to find an alternative source for such supplies.

ADAMS GOLF, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Adams Golf, Inc
Plano, Texas

In connection with our audit of the consolidated financial statements of Adams Golf, Inc. and subsidiaries (the "Company") for the year ended December 31, 2009 we have also audited the following financial statement schedule.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audit of the basic financial statement.  The schedule is presented for the purposes of complying with the Securities and Exchange Commission's rule and regulations are not a required part of the consolidated financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information required to be included therein.

BKD, LLP

Dallas, Texas
March 9, 2010

S-1

Schedule II

ADAMS GOLF, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended December 31, 2009, 2008 and 2007

(Table in thousands)

		Charged to
	Balance at	Cost and		Balance at
	Beginning	Other		End of
Description	of Period	Expenses	Deductions(1)	Period

Allowance for doubtful accounts:
Year ended December 31, 2009	$1,321	1,173	869	$1,625
Year ended December 31, 2008	$512	1,539	730	$1,321
Year ended December 31, 2007	$702	316	506	$512

Product warranty and sales returns reserve:
Year ended December 31, 2009	$1,641	241	(327)	$2,209
Year ended December 31, 2008	$1,611	885	855	$1,641
Year ended December 31, 2007	$2,040	545	974	$1,611

Inventory obsolescence reserve:
Year ended December 31, 2009	$197	3,610	1,369	$2,044
Year ended December 31, 2008	$189	8	--	$197
Year ended December 31, 2007	$153	36	--	$189

Deferred tax asset valuation allowance:
Year ended December 31, 2009	$5,128	4,399	--	$9,527
Year ended December 31, 2008	$4,448	680	--	$5,128
Year ended December 31, 2007	$11,257	(6,809)	--	$4,448

(1)
Represents uncollectible accounts charged against the allowance for doubtful accounts, actual costs incurred for warranty repairs and sales returns, and inventory items deemed obsolete charged against the inventory obsolescence reserve.

S-2