Form 10-Q
period 2010-03-31
ADAMS GOLF INC
filed 2010-05-11
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010
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
☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☒        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 7,054,497 on May 7, 2010.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page
PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets -
		March 31, 2010 (unaudited) and December 31, 2009	3

		Unaudited Condensed Consolidated Statements of Operations -
		Three months ended March 31, 2010 and 2009	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity -
		Three months ended March 31, 2010	5

		Unaudited Condensed Consolidated Statements of Cash Flows -
		Three months ended March 31, 2010 and 2009	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-14

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4T.	Controls and Procedures	23

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	24-25

	Item 1A.	Risk Factors	25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	(Removed and Reserved)	N/A

	Item 5.	Other Information	N/A

	Item 6.	Exhibits	25

		Signatures	25

Item 1.
ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,922	$12,562
Trade receivables, net of allowance for doubtful accounts of $1,803 (unaudited) and $1,625 in 2010 and 2009, respectively	22,945	13,136
Inventories, net	17,314	19,721
Prepaid expenses	733	378
Other current assets	22	22

Total current assets	47,936	45,819

Property and equipment, net	841	934
Deferred tax assets, net	10,228	10,228
Other assets, net	211	238
	$59,216	$57,219

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,852	$5,479
Accrued expenses and other current liabilities	10,124	11,228

Total current liabilities	16,976	16,707

Other liabilities	1	2

Total liabilities	16,977	16,709

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 1,250,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 12,500,000 shares; 7,399,809 and 7,387,309 shares issued and 6,988,872 and 6,976,372 shares outstanding at March 31, 2010 (unaudited) and December 31, 2009, respectively	7	7
Additional paid-in capital	93,824	93,576
Accumulated other comprehensive income	1,903	2,074
Accumulated deficit	(48,741)	(50,393)
Treasury stock, 410,937 common shares at March 31, 2010 and December 31, 2009, at cost	(4,754)	(4,754)

Total stockholders' equity	42,239	40,510

	$59,216	$57,219
Contingencies

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net sales	$22,358	$23,475
Cost of goods sold	12,291	14,467
Gross profit	10,067	9,008

Operating expenses:
Research and development expenses	628	853
Selling and marketing expenses	5,693	5,951
General and administrative expenses	2,105	1,841

Total operating expenses	8,426	8,645

Operating income	1,641	363

Other income (expense):
Interest expense, net	(9)	(16)
Other income, net	—	47

Income before income taxes	1,632	394
Income tax expense (benefit)	(20)	28

Net income	$1,652	$366

Net income per common share - basic	$0.24	$0.06
- diluted	$0.21	$0.05

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Three Months Ended March 31, 2010
(unaudited)

	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income	Deficit	Income (Loss)	Stock	Equity

Balance, December 31, 2009	7,387,309	$7	$93,576	$2,074	$(50,393)		$(4,754)	$40,510

Comprehensive income:
Net income	—	—	—	—	1,652	$1,652	—	1,652
Foreign currency translation	—	—	—	(171)	—	(171)	—	(171)
Comprehensive income	—	—	—	—	—	$1,481	—	—
Stock options exercised	12,500	—	—	—	—		—	—
Compensatory stock and stock options	—	—	248	—	—		—	248

Balance, March 31, 2010	7,399,809	$7	$93,824	$1,903	$(48,741)		$(4,754)	$42,239

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,652	$366
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	134	158
Amortization of deferred compensation	248	217
Provision for doubtful accounts	382	238
Provision for inventory reserve	59	—
Changes in operating assets and liabilities:
Trade receivables	(10,191)	(9,922)
Inventories	2,348	365
Prepaid expenses	(355)	(629)
Other current assets	—	(20)
Accounts payable	1,373	190
Accrued expenses and other current liabilities	(1,101)	129
Net cash used in operating activities	(5,451)	(8,908)

Cash flows from investing activities:
Purchases of equipment	(8)	(196)
Net cash used in investing activities	(8)	(196)

Cash flows from financing activities:
Principal payments under capital lease obligation	(4)	(5)
Debt financing costs	(6)	—
Proceeds from debt	—	6,013
Net cash provided by (used in) financing activities	(10)	6,008

Effects of exchange rate changes	(171)	(245)
Net decrease in cash and cash equivalents	(5,640)	(3,341)
Cash and cash equivalents at beginning of period	12,562	5,960

Cash and cash equivalents at end of period	$6,922	$2,619

Supplemental disclosure of cash flow information
Interest paid	$9	$20
Income taxes paid	$3	$28

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company", "Adams Golf", "we", "us", or "our") for the three months ended March 31, 2010 and 2009 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.   However, these operating results are not necessarily indicative of the results expected for the full fiscal year.   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2009 Annual Report on Form 10-K filed with the SEC on March 9, 2010.  The condensed consolidated balance sheet of Adams Golf, Inc. as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date.

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels.  Our recently launched products include Idea a7 and a7 OS irons and hybrids, Speedline Fast 10 and Speedline 9032 drivers, Speedline Fast 10 hybrid fairway woods, Idea Pro Black I-woods, Idea Tech a4 and a4 OS I-woods and irons, Insight Tech a4 and a4 OS drivers and hybrid-fairway woods.  We also continue to develop new products under the name of Women's Golf Unlimited, the Lady Fairway and Square 2 brands.  We continue to sell certain older product lines, including the Idea a3 and a3 OS I-woods and irons, the Tight Lies family of fairway woods, the Puglielli series of wedges, and certain accessories.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.  All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):

	March 31,	December 31,
	2010	2009
	(unaudited)
Finished goods	$10,799	$13,057
Component parts	8,619	8,708
Allowance for inventory obsolescence	(2,104)	(2,044)

Total inventory	$17,314	$19,721

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory. At March 31, 2010 and December 31, 2009, inventories included $852,000 and $708,000 of consigned inventory, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued expenses consisted of the following on the dates indicated (in thousands):

	March 31,	December 31,
	2010	2009
	(unaudited)
Payroll and commissions	$1,047	$284
Product warranty and sales returns and allowances	3,485	2,209
Professional services	35	25
Accrued settlement expense	—	5,000
Accrued sales promotions	1,439	1,060
Deferred revenue	1,691	1,273
Other	2,427	1,377

Total accrued expenses	$10,124	$11,228

4.   Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.

5.   Net Income per Common Share

The weighted average common shares used for determining basic and diluted income per common share were 6,981,372 and  7,812,703, respectively, for the three months ended March 31, 2010, and 6,553,880 and 7,488,059, respectively, for the three months ended March 31, 2009.

The effect of all warrants and options to purchase shares of our common stock for the three months ended March 31, 2010 resulted in additional dilutive shares of 831,331.  The effect of all warrants and options to purchase shares of our common stock for the three months ended March 31, 2009 resulted in additional dilutive shares of 934,179.

6.   Geographic Segment and Data

We generate substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  Our products are distributed in both domestic and international markets.  Net sales for these markets consisted of the following during the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2009
	(unaudited)
United States	$18,244	$19,583
Rest of World	4,114	3,892

Total net sales	$22,358	$23,475

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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.   Income Taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes.   FASB ASC 740 prescribes the use of the liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses and other deferred tax assets will be realized.   However, due to our earnings history over the past years and projected future earnings, we have concluded that it is more likely than not that a portion of the deferred tax asset will be realized.  We have recognized a valuation allowance equal to a portion of the deferred income tax asset for which realization is uncertain.  Our estimate of the realizability of the net deferred tax asset is a significant estimate that is subject to change in the near term.  We file tax returns with U.S. federal jurisdictions and are no longer subject to income tax examinations for years before 2006.

8.   Comprehensive Income

Comprehensive income for the three months ended March 31, 2010 was approximately $1.5 million.

9.   Stock-Based Compensation

We maintain the 2002 Equity Incentive Plan (the "Plan") for employees, outside directors and consultants.  At March 31, 2010, 878,544 options were outstanding under the Plan with exercise prices ranging from $0.04 to $4.80 per share.  The requisite service periods for the options to vest vary from six months to four years and the options expire ten years from the date of grant.  At March 31, 2010, 415,655 shares remained available for grant, including forfeitures.

During the three months ended March 31, 2010, no options were granted.  During the three months ended March 31, 2009, 100,000 options were granted with an exercise price equal to the fair market value of the underlying common stock at the date of grant.  The per share weighted-average fair value of stock options granted during the quarter ended March 31, 2009 was $2.70 on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:  risk free interest rate, 3.5%; expected life, 10 years; expected dividend yield, 0%; and expected volatility, based on historical daily annualized volatility of 96.34%.  We use historical data to estimate option exercise and employee termination factors within the valuation model.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock-Based Compensation (continued)

Operating expenses included in the consolidated statements of operations for the three months ended March 31, 2010 and 2009 include total compensation expense associated with stock options and restricted stock grants of $248,000 and $217,000, respectively.

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value of Options

Options outstanding at December 31, 2009	891,044	$0.52	—
Options granted	—	—	—
Options forfeited / expired	—	—	—
Options exercised	(12,500)	0.04	37,000

Options outstanding at March 31, 2010	878,544	0.53	2,125,564

Options exercisable at March 31, 2010	800,419	0.28	2,136,344

The weighted average remaining contractual life of the options outstanding at March 31, 2010 was 3.59 years and for those outstanding options that were exercisable at March 31, 2010 was 3.09 years.

As of March 31, 2010, compensation costs related to non-vested awards totaled $1.2 million, which is expected to be recognized over a weighted average period of 1.5 years.

As of March 31, 2010, there were $1.1 million of unrecognized compensation costs related to non-vested restricted stock grants awarded.  The compensation costs of restricted stock awards were determined based on the fair value of our common stock on the date of grant and expensed over the vesting period.  Restricted stock vesting periods vary from six months to four years from the date of grant.  No restricted shares were granted during the three months ended March 31, 2010, 100,000 shares of restricted stock were granted, with a fair market value of $3.30 per share, during the three months ended March 31, 2009.

A summary of restricted stock grant activity follows:

		Weighted
	Number of	Average
	Shares	Grant Date Price

Stock unvested at December 31, 2009	336,870	$4.12
Stock granted	—	—
Stock vested	(12,626)	3.02

Stock unvested at March 31, 2010	324,244	$4.16

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

10.   New Accounting Pronouncement

There have been no new material accounting pronouncements that are applicable to our business for this period.

11.   Liquidity

Our credit facility is a $15.0 million revolving credit agreement with Wells Fargo, NA (as successor to Wachovia Bank, NA), which was entered into in November 2007 and expires in November 2012.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio.  This agreement was amended in June 2009 so that the ratio is only calculated when we have less than $5.0 million in availability on the facility, and it was further amended in December 2009 to provide that our debt covenant ratio is only calculated if we have less than $2.0 million in availability on the facility between March and June of each year.  Interest on outstanding balances accrues at a rate of LIBOR plus 2.50% and is payable monthly.  As of March 31, 2010 and May 10, 2010, we had no outstanding borrowings on our credit facility and we were in compliance with the terms of our agreement.

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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   Contingencies

On October 29, 2009, we reached a settlement in principle regarding the consolidated securities class action filed in June 1999 in the United States District Court of the District of Delaware.   The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our initial public offering ("IPO") and sought rescissory or compensatory damages in an unspecified amount.  In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading.  The court preliminarily approved the settlement, but remains subject to a final court approval, shareholder class approval, and appeal.   The proposed settlement provides for a total payment to the class of $16.5 million in cash and a payment of the first $1.25 million, after attorneys fees and costs, actually received (if any) by us in connection with our litigation against our former insurance broker Thilman & Filipini, LLC (“T&F”) and our former insurance carrier, Zurich American Insurance Company ("Zurich").  Of the $16.5 million cash settlement amount, $5 million was to be paid by us, which we accrued as a liability during the quarter ended September 30, 2009 and was paid to the settlement fund in March 2010.  If approved, the settlement will lead to a dismissal with prejudice of all claims against all defendants in the litigation.  As part of the settlement, the underwriters for the IPO have agreed to release us from any indemnification obligation.  Although defendants continue to deny plaintiffs' allegations, we believe it is in the best interests of its stockholders to proceed with this settlement.

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

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   Contingencies (continued)

Beginning April 2008, we received communications from the Estate of Anthony Antonious alleging that our products infringed a patent of Anthony Antonious concerning an aerodynamic metal wood golf club head.  On May 28, 2008, we filed a declaratory judgment lawsuit against the Anthony Antonious Trust in the United States District Court for the Southern District of the State of Ohio, alleging non-infringement of the Antonious patent.  On June 30, 2008, the Estate of Anthony Antonious filed a lawsuit against us in the United States District Court in the State of New Jersey seeking damages and injunctive relief alleging infringement of the patent.  On September 2, 2008, we filed a Request for Ex Parte Reexamination with the United States Patent and Trademark Office ("USPTO") requesting that the USPTO reexamine the Antonious patent at issue.  The USPTO issued an order granting our Request for Ex Parte Reexamination on November 7, 2008 after finding that a substantial new question of patentability affecting the claims had been raised.   As a result, both the Ohio lawsuit and the New Jersey lawsuit were stayed pending the outcome of the USPTO's reexamination proceeding.  On October 9, 2009, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate concerning claims amended during the reexamination procedure.  A Reexamination Certificate was issued on January 5, 2010 and litigation has now resumed in the New Jersey action and the Ohio action.  A trial is expected to occur in 2011.  At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

13.   Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

14.   Business and Credit Concentrations

We are currently dependent on one customer, which collectively comprised approximately 25.3% of net sales for the three months ended March 31, 2010.  Other than this one customer, no other customers individually represented greater than 10% of net sales for the three months ended March 31, 2010.  For the three months ended March 31, 2009, we were dependent on two customers, which collectively comprised approximately 28% of net sales.  One customer individually represented greater than 5% but less than 10% of net sales, and one customer represented greater than 10% of net sales but less than 25%. Additionally, we have one customer with an outstanding accounts receivable balance that is greater than 10% but less than 30% of total accounts receivable at March 31, 2010.  The loss of this individual customer or a combination of customers or a significant impairment or reduction in such customers' business, including, but not limited to, as a result of the current global economic recession, would have a material adverse effect on consolidated revenues, results of operations, financial condition and competitive market position of the Company.

A significant portion of our inventory purchases are from one supplier in China; approximately 29% and 45% of our total inventory purchased for the three months ended March 31, 2010 and at December 31, 2009, respectively, was from this one Chinese supplier.  Many of our industry suppliers are located in China.  We do not anticipate any changes in the relationships with our suppliers.  If such change were to occur, we have alternative sources available; however, a loss of our primary supplier or significant impairment to its business, including, but not limited to, due to the global economic recession, could adversely affect our business during the period in which we would have to find an alternative source for such supplies.

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

	Beginning Balance	Charges for Warranty Claims	Estimated Accruals	Ending Balance
Quarter ended December 31, 2009	$407	(97)	55	$365
Quarter ended March 31, 2010	$365	(72)	198	$491

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with (i) the attached unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2010, and with our consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the SEC on March 9, 2010 and (ii) the discussion under the caption "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 9, 2010 and any material changes from the risk factors as previously disclosed in the Annual Report on Form 10-K set forth in Item 1A of Part II below.

Forward Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including, without limitation, in the notes to the consolidated financial statements included in this Quarterly Report and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report.  Any and all statements contained in this Quarterly Report that are not statements of historical fact may be deemed forward-looking statements.  The statements include, but are not limited to: pending litigation, statements regarding liquidity and our ability to increase revenues or achieve satisfactory operational performance, statements regarding our ability to satisfy our cash requirements and our ability to satisfy our capital needs, including cash requirements during the next twelve months, statements regarding our ability to produce products commercially acceptable to consumers, estimated and assumptions used in determining and realizing open orders, and statements using terminology such as "may," "might," "will," "would," "should," "could," "project," "pro forma," "predict," "potential," "strategy," "attempt," "develop," "continue," "future,"  "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe."  Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

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
          —Our dependence on one or a limited number of customers;
          —Solvency of, and reliance on, third parties, including suppliers, customers, and freight transporters;
          —The actions of competitors, including pricing, advertising and product development risks in technology;
          —Investor audience, interest or valuation;
          —The management of sales channels and re-distribution;
          —The risk associated with events that may prove unrecoverable under existing insurance policies; and

—
The impact of operational restructuring on operating results and liquidity and one-time events and other factors detailed under "Risk Factors", Item 1A of our Annual Report on Form 10-K filed with the SEC on March 9, 2010.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may differ materially from those described herein.  Except as required by federal securities laws, we undertake no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

Overview

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels.  Our net sales are primarily derived from sales to on- and off-course golf shops and sporting goods retailers and, to a lesser extent, international distributors and mass merchandisers.  No assurances can be given that demand for our current products, or the introduction of new products, will allow us to achieve historical levels of sales in the future.  Our net sales are typically driven by product lifecycles.  Several factors affect a product's life including, but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from six months to three years.

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
—Orders shipped on time
—Expenses by department
—Inbound and outbound freight cost by mode (dollars and dollars per unit)
—Inbound freight utilization by mode (ocean vs. air)
—Vendor purchase order cycle time

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

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	55.0	61.6

Gross profit	45.0	38.4

Operating expenses:
Research and development expenses	2.8	3.6
Sales and marketing expenses	25.5	25.4
General and administrative expenses	9.4	7.8
Total operating expenses	37.7	36.8

Interest income (expense), net	—	(0.1)

Other income, net	—	0.2
Income before income taxes	7.3	1.7

Income tax expense (benefit)	(0.1)	0.1
Net income	7.4%	1.6%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Total net sales decreased to $22.4 million for the three months ended March 31, 2010 from $23.5 million for the comparable period of 2009.  Our sales were primarily driven by the product sales of recently launched Idea a7 and a7 OS irons and hybrids along with Speedline Fast 10 drivers and hybrid-fairway woods.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from six months to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.

At March 31, 2010, we had $4.9 million in orders on backorder and $13.2 million in orders to be fulfilled at future dates not to exceed the current year.  Comparatively, we had $1.0 million in backorders and $4.3 million in open orders with future dates at March 31, 2009.  We believe this increase in backlog and future orders is primarily a result of more forward looking planning by select retailers as well as delays in product availability from various vendors.  We expect the product availability delays to be resolved during the second quarter.

Net sales of irons increased to $14.4 million, or 64.4% of total net sales, for the three months ended March 31, 2010 from $13.7 million, or 58.3% of total net sales, for the comparable period of 2009.  Current period iron net sales primarily resulted from sales of the recently introduced Idea a7 and a7 OS irons and a smaller portion of sales resulted from the close out of the Idea a3 OS irons and integrated iron sets, while the comparable period of 2009 net sales primarily resulted from sales of the Tech a4 and a4 OS irons, Idea a3 and a3 OS irons coupled with a smaller portion of sales from integrated iron sets.

Net sales of fairway woods decreased to $4.6 million, or 20.7% of total net sales, for the three months ended March 31, 2010, from $5.4 million, or 22.9% of total net sales, for the comparable period of 2009.  Net sales of fairway woods for the three months ended March 31, 2010 primarily were generated from sales of Idea a7 and a7 OS hybrids and Speedline Fast 10 fairway woods.  Net sales of fairway woods for the three months ended March 31, 2009 primarily were generated from sales of Speedline hybrid-fairway woods, Tech a4 and a4 OS hybrids and hybrid-fairway woods, and Idea a3 and a3 OS and Idea Pro Gold I-woods.

Net sales of drivers decreased to $3.9 million, or 17.4% of total net sales, for the three months ended March 31, 2010 from $4.4 million, or 18.9% of total net sales, for the comparable period of 2009.  A large portion of the driver net sales for the three months ended March 31, 2010 was generated by the sales of the Speedline Fast 10 driver, while in the comparable period of 2009, net sales were primarily driven by the sales of the original Speedline driver.

We were dependent on one customer, which collectively comprised approximately 25% of net sales for the three months ended March 31, 2010.  Should this customer or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the United States increased to $4.1 million, or 18.4% of total net sales, from $3.9 million, or 16.6% of total net sales, for the three months ended March 31, 2010 and 2009, respectively.  Net sales resulting from countries outside the United States and Canada decreased to 4.0% of total net sales for the three months ended March 31, 2010 from 5.1% for the comparable period of 2009.

Cost of goods sold decreased to $12.3 million, or 55.0% of total net sales, for the three months ended March 31, 2010 from $14.5 million, or 61.6% of total net sales, for the comparable period of 2009.  The decrease as a percentage of total net sales was primarily due to changes in our product mix and a decrease in component pricing and inbound freight costs.

Selling and marketing expenses decreased to $5.7 million for the three months ended March 31, 2010 from $6.0 million for the comparable period in 2009.  The decrease was primarily the result of a decrease in marketing and tour expense during the period.

General and administrative expenses increased to $2.1 million for the three months ended March 31, 2010 from $1.8 million for the comparable period in 2009.  The increase was primarily the result of an increase in compensation expense and bad debt expense.

Research and development expenses, primarily consisting of costs associated with development of new products, decreased to $0.6 million for the three months ended March 31, 2010 from $0.9 million for the comparable period in 2009.  The decrease was primarily the result of a decrease in compensation expense.

Our net accounts receivable balances were approximately $22.9 million and $13.1 million at March 31, 2010 and December 31, 2009, respectively.  The increase was consistent with the seasonality of our business; historically, sales in the golf industry are stronger in the first half of the year as compared to the second half of the year.

Our inventory balances were approximately $17.3 million and $19.7 million at March 31, 2010 and December 31, 2009, respectively.  The decrease in inventory levels was primarily due to continued sales of older product lines and a backlog of recent purchases that are expected to arrive in the second quarter.

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

Cash and cash equivalents decreased to $6.9 million at March 31, 2010 compared to $12.6 million at December 31, 2009.  During the period, the primary changes in cash flow used in operations were a decrease in inventory of $2.4 million, an increase in accounts receivable of $10.2 million and a payment of $5.0 million in liabilities resulting from the settlement of the shareholder lawsuit to cover the layer of exposure on our directors' and officers' corporate liability insurance that our former insurance carrier will not cover at this time.  See the Legal Proceedings section of this Form 10-Q for further details.

We have a $15.0 million revolving credit agreement with Wells Fargo, NA (as successor to Wachovia Bank, NA), which was entered into in November 2007 and expires in November 2012.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio.  This agreement was amended in June 2009 so that the ratio is only calculated when we have less than $5.0 million in availability on the facility, and it was further amended in December 2009 to provide that our debt covenant ratio is only calculated if we have less than $2.0 million in availability on the facility between March and June of each year.  Interest on outstanding balances accrues at a rate of LIBOR plus 2.50% and is payable monthly.  As of March 31, 2010 and May 10, 2010, we had no outstanding borrowings on our credit facility and we were in compliance with the terms of our agreement.

Working capital increased at March 31, 2010 to $31.0 million compared to $29.1 million at December 31, 2009.   Approximately 48% of our current assets were comprised of accounts receivable at March 31, 2010 compared to 29% at December 31, 2009.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability and to coincide with planned promotions or advertising campaigns.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect such trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under our credit facility, we would be required to obtain additional financing, which may not be available at all or in the full amounts necessary, or limit expenditures to the extent of available cash on hand, all of which could adversely affect our current growth plans.

Our anticipated sources of liquidity over the next twelve months are expected to be cash reserves, projected cash flows from operations and available borrowings under our credit facility.  The expected operating cash flows, current cash reserves and borrowings available under our credit facility are expected to allow us to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.  We anticipate that operating cash flows, current cash reserves and available borrowings also will fund our capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to our operations if cash is needed in other areas of our operations.  In addition, cash flows from operations and cash reserves will be used to support ongoing purchases of component parts for our current and future product lines.

If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results, financial condition and/or liquidity.

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

   Revenue Recognition

We recognize revenue when the product is shipped.  At that time, the title and risk of loss transfer to the customer and the ability to collect is reasonably assured.  The ability to collect is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.  If the ability to collect decreases significantly, including but not limited to, due to the current global economic recession, our revenue would be adversely affected.  Additionally, an estimate of product returns and warranty costs are recorded when revenue is recognized.  Estimates are based on historical trends taking into consideration current market conditions, customer demands and product sell-through.  We also record estimated reductions in revenue for sales programs such as co-op advertising and spiff incentives.  Estimates in the sales program accruals are based on program participation and forecast of future product demand.  If actual sales returns and sales programs significantly exceed the recorded estimated allowances, our sales would be adversely affected.  We recognize deferred revenue as a result of sales that have extended terms and a right of return of the product under a specified program.  Once the product under the deferred revenue program is paid for and all revenue recognition criteria have been met, we record revenue.

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

   Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If the carrying amount is greater than the future cash flows, such assets are considered to be impaired.  The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.  During the three months ended March 31, 2010 and 2009, there was no impairment of long-lived assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

In the normal course of doing business, we are exposed to market risk through changes in interest rates with respect to our cash equivalents.  Cash and cash equivalents at March 31, 2010, were $6,922,000 as compared to $12,562,000 at December 31, 2009.  The average annualized interest rate earned for the period ended March 31, 2010, was 0.03%.

Additionally, we are exposed to interest rate risk from our Line of Credit. Outstanding borrowings accrue interest, at the Libor rate plus 2.50%; therefore we are exposed to risk related to changes in the Libor rate.  As of March 31, 2010 and May 7, 2010, we had no outstanding borrowings on our credit facility.

Foreign Currency Fluctuations

In the normal course of business, we are exposed to foreign currency exchange rate risks that could impact our results of operations.  We are exposed to foreign currency exchange rate risk inherent primarily in our sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar.  We transact business in several countries worldwide, however all foreign transactions are transacted in U.S. dollar except for Canadian activities.  The functional currency of our Canadian operations is Canadian dollars.  The accompanying consolidated financial statements have been expressed in United States dollars, our reporting currency.  Reporting assets and liabilities of our foreign operations are translated at the rate of exchange at the end of each period.  Revenues and expenses are translated at the monthly average rate of exchange in effect during the respective period.  Gains and losses resulting from translation are accumulated in other comprehensive income (loss) in stockholders' equity.  Inventory purchases are invoiced by suppliers in U.S. dollars.

Item 4T.  Controls and Procedures

Introduction

"Disclosure Controls and Procedures" are defined in Rules 13a -15(e) and 15d -15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms.  Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

"Internal Control Over Financial Reporting" is defined in Exchange Act Rules 13a -15(f) and 15d -15(f) as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  It includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of an issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer's assets that could have a material adverse effect on the financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our Disclosure Controls and Procedures as of the end of the period covered by this report and has concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to us is made known to the Chief Executive Officer and Interim Chief Financial Officer by others within our Company, and, based on their evaluations, our controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There were no changes in our Internal Controls Over Financial Reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 29, 2009, we reached a settlement in principle regarding the consolidated securities class action filed in June 1999 in the United States District Court of the District of Delaware.   The complaints alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, in connection with our initial public offering ("IPO") and sought rescissory or compensatory damages in an unspecified amount.  In particular, the complaints alleged that our prospectus, which became effective July 9, 1998, was materially false and misleading.  The court preliminarily approved the settlement, but remains subject to a final court approval, shareholder class approval, and appeal.   The proposed settlement provides for a total payment to the class of $16.5 million in cash and a payment of the first $1.25 million, after attorneys fees and costs, actually received (if any) by us in connection with our litigation against our former insurance broker Thilman & Filipini, LLC (“T&F”) and our former insurance carrier, Zurich American Insurance Company ("Zurich").  Of the $16.5 million cash settlement amount, $5 million was to be paid by us, which we accrued as a liability during the quarter ended September 30, 2009 and was paid to the settlement fund in March 2010.  If approved, the settlement will lead to a dismissal with prejudice of all claims against all defendants in the litigation.  As part of the settlement, the underwriters for the IPO have agreed to release us from any indemnification obligation.  Although defendants continue to deny plaintiffs' allegations, we believe it is in the best interests of its stockholders to proceed with this settlement.

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

Beginning April 2008, we received communications from the Estate of Anthony Antonious alleging that our products infringed a patent of Anthony Antonious concerning an aerodynamic metal wood golf club head.  On May 28, 2008, we filed a declaratory judgment lawsuit against the Anthony Antonious Trust in the United States District Court for the Southern District of the State of Ohio, alleging non-infringement of the Antonious patent.  On June 30, 2008, the Estate of Anthony Antonious filed a lawsuit against us in the United States District Court in the State of New Jersey seeking damages and injunctive relief alleging infringement of the patent.  On September 2, 2008, we filed a Request for Ex Parte Reexamination with the United States Patent and Trademark Office ("USPTO") requesting that the USPTO reexamine the Antonious patent at issue.  The USPTO issued an order granting our Request for Ex Parte Reexamination on November 7, 2008 after finding that a substantial new question of patentability affecting the claims had been raised.   As a result, both the Ohio lawsuit and the New Jersey lawsuit were stayed pending the outcome of the USPTO's reexamination proceeding.  On October 9, 2009, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate concerning claims amended during the reexamination procedure.  A Reexamination Certificate was issued on January 5, 2010 and litigation has now resumed in the New Jersey action and the Ohio action.  A trial is expected to occur in 2011.  At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

Item 1A. Risk Factors

We have included in our filings with the SEC, including Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, a description of certain risks and uncertainties that could have an affect on our business, future performance, or financial condition.  There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

 Item 6.  Exhibits

See the Exhibit Index on pages 26-27.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS GOLF, INC.

Date: May 11, 2010	By:	/S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 11, 2010	By:	/S/ PAMELA HIGH
Pamela J. High
Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed on February 14, 2008	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007 File No. 001-33978 (Exhibit 3.2)

Exhibit 3.3	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K File No. 000-24583 (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Stock Incentive Plan for Adams Golf, Inc.	Incorporated by reference to Annex A of the 2002 Proxy Statement File No. 000-24583 (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-112622 (Exhibit 4.7)

Exhibit 10.1	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2003 Form 10-K File No. 000-24583 (Exhibit 10.12)

Exhibit 10.2*	Golf Consultant Agreement - Thomas S. Watson	Incorporated by reference to 2004 Form 10-K File No. 000-24583 (Exhibit 10.17)

Exhibit 10.3*	Asset Purchase Agreement of Women's Golf Unlimited	Incorporated by reference to 2006 Form 10-K File No. 000-24583 (Exhibit 10.11)

Exhibit 10.4	Revolving line of Credit between Adams Golf, Inc and Wachovia Bank, National Association	Incorporated by reference to the Report on From 8-K dated November 13, 2007 (Exhibit 10.1)

Exhibit 10.5	Commercial Lease Agreement dated December 15, 2007, between MDN/JSC -II Limited and the Company	Incorporated by reference to 2007 Form 10-K File No 001-33978 (Exhibit 10.9)

Exhibit 10.6	Commercial Lease Agreement dated April 10, 2008, between CLP Properties Texas, L.P. and the Company	Incorporated by reference to the Report on From 8-K dated April 15, 2008 File No. 001-33978 (Exhibit 10.1)

Exhibit 10.7	Employment Agreement - Byron (Barney) H. Adams	Incorporated by reference to the Report on From 8-K dated January 12, 2009 File No. 001-33978 (Exhibit 10.1)

Exhibit 10.8	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to the Quarterly Report on From 10-Q for the quarter ended March 31, 2009 File No. 001-33978 (Exhibit 10.9)

Exhibit 10.9	Amendment to Revolving line of Credit between Adams Golf, Inc and Wachovia Bank, National Association	Incorporated by reference to Third quarter 2009 Form 10-Q File No 001-33978 (Exhibit 10.9)

Exhibit 10.10	Stipulation of Settlement of In Re Adams Golf, Inc. Securities Litigation, dated December 9, 2009	Incorporated by reference to 2009 Form 10-K File No 001-33978 (Exhibit 10.10)

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

* The SEC has granted our request for confidential treatment of certain portions of these agreements.