Form 10-Q
period 2010-09-30
ADAMS GOLF INC
filed 2010-11-08
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐     Accelerated filer☐       Non-accelerated filer ☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 7,478,247 on November 5, 2010.

ADAMS GOLF, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page
PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets - September 30, 2010 (unaudited) and December 31, 2009	3

		Unaudited Condensed Consolidated Statements of Operations - Three and nine months ended September 30, 2010 and 2009	4

		Unaudited Condensed Consolidated Statement of Stockholders' Equity - Nine months ended September 30, 2010	5

		Unaudited Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2010 and 2009	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-14

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

	Item 4T.	Controls and Procedures	24

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	25-26

	Item 1A.	Risk Factors	26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

	Item 3.	Defaults Upon Senior Securities	N/A

	Item 4.	(Removed and Reserved)	N/A

	Item 5.	Other Information	N/A

	Item 6.	Exhibits	26

		Signatures	27

Item 1.
ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,268	$12,562
Trade receivables, net of allowance for doubtful accounts of $1,848 (unaudited) and $1,625 in 2010 and 2009, respectively	18,266	13,136
Inventories, net	23,099	19,721
Prepaid expenses	695	378
Other current assets	114	22

Total current assets	52,442	45,819

Property and equipment, net	743	934
Deferred tax assets, net	10,228	10,228
Other assets, net	161	238

	$63,574	$57,219

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,896	$5,479
Accrued expenses and other current liabilities	10,124	11,228

Total current liabilities	15,020	16,707

Other liabilities	—	2

Total liabilities	15,020	16,709

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 1,250,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 12,500,000 shares; 7,759,184 and 7,387,309 shares issued and 7,348,247 and 6,976,372 shares outstanding at September 30, 2010 (unaudited) and December 31, 2009, respectively	8	7
Additional paid-in capital	94,258	93,576
Accumulated other comprehensive income	2,326	2,074
Accumulated deficit	(43,284)	(50,393)
Treasury stock, 410,937 common shares at September 30, 2010 and December 31, 2009, at cost	(4,754)	(4,754)

Total stockholders' equity	48,554	40,510

	$63,574	$57,219
Contingencies

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$19,685	$17,385	$73,643	$64,115
Cost of goods sold	11,432	11,056	40,653	45,999
Gross profit	8,253	6,329	32,990	18,116

Operating expenses:
Research and development expenses	663	610	1,881	2,201
Selling and marketing expenses	4,883	4,548	17,292	15,936
General and administrative expenses	2,087	1,614	6,496	5,199
Settlement expense	—	5,000	—	5,000

Total operating expenses	7,633	11,772	25,669	28,336

Operating income (loss)	620	(5,443)	7,321	(10,220)

Other income (expense):
Interest expense, net	(7)	(19)	(25)	(71)
Other, net	(8)	(5)	(13)	45

Income (loss) before income taxes	605	(5,467)	7,283	(10,246)
Income tax expense	70	4	174	64

Net income (loss)	$535	$(5,471)	$7,109	$(10,310)

Net income (loss) per common share - basic	$0.07	$(0.82)	$1.00	$(1.55)
- diluted	$0.07	$(0.82)	$0.92	$(1.55)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Nine Months Ended September 30, 2010
(unaudited)

	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income	Deficit	Income (Loss)	Stock	Equity

Balance, December 31, 2009	7,387,309	$7	$93,576	$2,074	$(50,393)		$(4,754)	$40,510
Comprehensive income:
Net income	—	—	—	—	7,109	$7,109	—	7,109
Foreign currency translation	—	—	—	252	—	252	—	252
Comprehensive income	—	—	—	—	—	$7,361	—	—
Stock options exercised	231,875	1	9	—	—		—	10
Issuance of restricted stock	140,000	—	—	—	—		—	—
Compensatory stock and stock options	—	—	673	—	—		—	673
Balance, September 30, 2010	7,759,184	$8	$94,258	$2,326	$(43,284)		$(4,754)	$48,554

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$7,109	$(10,310)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	381	463
Amortization of deferred compensation	673	647
Provision for doubtful accounts	959	968
Provision for inventory reserve	99	1,783
Changes in operating assets and liabilities:
Trade receivables	(6,089)	(2,475)
Inventories	(3,476)	11,218
Prepaid expenses	(317)	452
Other current assets	(92)	(160)
Other assets	—	(3)
Accounts payable	(584)	(2,370)
Accrued expenses and other current liabilities	(1,095)	4,189
Net cash provided by (used in) operating activities	(2,432)	4,402

Cash flows from investing activities:
Purchases of equipment	(100)	(169)
Net cash used in investing activities	(100)	(169)

Cash flows from financing activities:
Principal payments under capital lease obligation	(11)	(11)
Proceeds from exercise of stock options	10	3
Debt financing costs	(14)	—
Proceeds from debt	—	(21)
Net cash used in financing activities	(15)	(29)

Effects of exchange rate changes	253	1,243
Net increase (decrease) in cash and cash equivalents	(2,294)	5,447
Cash and cash equivalents at beginning of period	12,562	5,960

Cash and cash equivalents at end of period	$10,268	$11,407

Supplemental disclosure of cash flow information
Interest paid	$29	$78
Income taxes paid	$174	$64

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company", "Adams Golf", "we", "us", or "our") for the three and nine months ended September 30, 2010 and 2009 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.   However, these operating results are not necessarily indicative of the results expected for the full fiscal year.   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2009 Annual Report on Form 10-K filed with the SEC on March 9, 2010.  The condensed consolidated balance sheet of Adams Golf, Inc. as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date.

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels.  Our recently launched products include Idea a7 and a7 OS irons and hybrids, Idea Tech V3 irons and hybrids, Idea Pro Black CB1 and Idea Black CB2 irons and hybrids, Idea Black Super hybrid, Speedline Fast 10 and Speedline 9064 drivers, Speedline Fast 10 hybrid fairway woods.  We also continue to develop new products under the name of Women's Golf Unlimited, the Lady Fairway and Square 2 brands.  We continue to sell certain older product lines, including the Idea Tech a4 and a4 OS irons and I-woods,  Idea a3 and a3 OS I-woods and irons, the Tight Lies family of fairway woods, the Puglielli series of wedges, and certain accessories.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.  All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
	(unaudited)
Finished goods	$15,296	$13,057
Component parts	9,946	8,708
Allowance for inventory obsolescence	(2,143)	(2,044)

Total inventory	$23,099	$19,721

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of purchased raw materials and finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory. At September 30, 2010 and December 31, 2009, inventories included $699,000 and $708,000 of consigned inventory, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following on the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
	(unaudited)
Payroll and commissions	$1,185	$284
Product warranty and sales returns and promotional allowances	3,454	2,209
Professional services	88	25
Accrued settlement expense	—	5,000
Accrued sales promotions	2,138	1,060
Deferred revenue	1,478	1,273
Other	1,781	1,377

Total accrued expenses and other current liabilities	$10,124	$11,228

4.   Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.

5.   Net Income (Loss) per Common Share

The weighted average common shares used for determining basic and diluted income per common share were 7,167,316 and 7,779,316, respectively, for the three months ended September 30, 2010, respectively, and the shares used for determining basic and diluted loss per common share were 6,650,193 for the three months ended September 30, 2009.

The effect of all warrants and options to purchase shares of our common stock for the three months ended September 30, 2010 resulted in additional dilutive shares of 612,000.  The effect of all warrants and options to purchase shares of our common stock for the three months ended September 30, 2009 were excluded from the calculation of dilutive shares as the effect of inclusion would have been antidilutive.

The weighted average common shares used for determining basic and diluted income per common share were 7,113,568 and 7,728,316, respectively, for the nine months ended September 30, 2010 and the common shares used for determining basic and diluted loss per common share were 6,632,734 for the nine months ended September 30, 2009.

The effect of all warrants and options to purchase shares of our common stock for the nine months ended September 30, 2010 resulted in additional dilutive shares of 614,748. The effect of all warrants and options to purchase shares of our common stock for the nine months ended September 30, 2009 were excluded from the calculation of dilutive shares as the effect of inclusion would have been antidilutive.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   Geographic Segment and Data

We generate substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  Our products are distributed in both domestic and international markets.  Net sales for these markets consisted of the following during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
United States	$15,329	$14,455	$58,982	$52,503
Rest of World	4,356	2,930	14,661	11,612

Total net sales	$19,685	$17,385	$73,643	$64,115

Foreign net sales are generated in various regions including, but not limited to, Canada (a majority of our foreign sales), Europe, Japan, Australia, South Africa, and South America.  A change in our relationship with one or more of our customers or distributors could negatively impact the volume of foreign sales.

7.   Income Taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes.   FASB ASC 740 prescribes the use of the liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses and other deferred tax assets will be realized.   However, due to our earnings history over the past years and projected future earnings, we have concluded that it is more likely than not that a portion of the deferred tax asset will be realized.  We have recognized a valuation allowance equal to a portion of the deferred income tax asset for which realization is uncertain.  Our estimate of the realizability of the net deferred tax asset is a significant estimate that is subject to change in the near term.  We file tax returns with U.S. federal and state jurisdictions and are no longer subject to income tax examinations for years before 2006.

8.   Comprehensive Income

Comprehensive income for the nine months ended September 30, 2010 was approximately $7.4 million.

9.   Stock-Based Compensation

We maintain the 2002 Equity Incentive Plan (the "Plan") for employees, outside directors and consultants.  At September 30, 2010, 659,169 options were outstanding under the Plan with exercise prices ranging from $0.04 to $4.80 per share.  The requisite service periods for the options to vest vary from six months to four years and the options expire 10 years from the date of grant.  At September 30, 2010, 275,655 shares remained available for grant under the Plan, including forfeitures.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock-Based Compensation (continued)

During the nine months ended September 30, 2010, no options were granted.  During the nine months ended September 30, 2009, 100,000 options were granted with an exercise price equal to the fair market value of the underlying common stock at the date of grant.  The per share weighted-average fair value of stock options granted during the nine months ended September 30, 2009 was $2.70 on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:  risk free interest rate, 3.5%; expected life, 10 years; expected dividend yield, 0%; and expected volatility, based on historical daily annualized volatility of 96.34%.  We use historical data to estimate option exercise and employee termination factors within the valuation model.

Compensation expense associated with stock options and restricted stock grants for the three and nine months ended September 30, 2010 was $217,000 and $673,000, respectively, and for the three and nine months ended September 30, 2009 was $215,000 and $647,000, respectively.

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value of Options

Options outstanding at December 31, 2009	891,044	$0.52	—
Options granted	—	—	—
Options forfeited / expired	—	—	—
Options exercised	(231,875)	0.04	863,712

Options outstanding at September 30, 2010	659,169	0.69	2,442,977

Options exercisable at September 30, 2010	584,169	0.40	2,339,477

The weighted average remaining contractual life of the options outstanding at September 30, 2010 was 3.41 years and for those outstanding options that were exercisable at September 30, 2010 was 2.78 years.

As of September 30, 2010, there were $1.3 million of unrecognized compensation costs related to non-vested restricted stock grants.  The compensation costs of restricted stock awards were determined based on the fair value of our common stock on the date of grant and expensed over each award’s respective vesting period.  Restricted stock vesting periods vary from six months to four years from the date of grant.  140,000 shares of restricted stock were granted during the nine months ended September 30, 2010 with a fair market value of $3.71 per share based on the stock prices at the date of issuance.  During the nine months ended Septmeber 30, 2009, 100,000 shares of restricted stock were granted with a fair market value of $3.30 per share based on the stock prices at the date of issuance.

As of September 30, 2010, compensation costs related to non-vested awards (options and non-vested shares) totaled $1.3 million, which are expected to be recognized over a weighted average period of 1.5 years.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock-Based Compensation (continued)

A summary of restricted stock grant activity follows:

		Weighted
	Number of	Average
	Shares	Grant Date Fair Value

Stock unvested at December 31, 2009	336,870	$4.12
Stock granted	140,000	3.71
Stock vested	(75,378)	5.03

Stock unvested at September 30, 2010	401,492	$3.83

Due to the passage of The American Jobs Creation Act and the subsequent IRS Section 409A rules, stock options that were issued at a strike price less than market value at the date of grant will now be considered deferred compensation by the IRS and the individual who was granted the options will incur adverse tax consequences, including, but not limited to, excise taxes, unless the individual designated a specific future exercise date of the unvested stock options at December 31, 2004 and made this election before December 31, 2005.  As a result of the compliance with the American Job Creation Act, a summary of these designated future exercise dates is as follows:

Period of Exercise	Total Options to be Exercised

2010	3,125
2011	15,000
2012	15,709
2013	1,250
Beyond 2013	2,500

Total Options	37,584

10.   New Accounting Pronouncements

There have been no new material accounting pronouncements that are applicable to our business for this period.

11.   Liquidity

We have a $15.0 million revolving credit agreement with Wells Fargo, NA, which was entered into in November 2007 and expires in November 2012.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio.  This agreement was amended in June 2009 to provide that the requirement to maintain such performance levels is only applicable when we have less than $5.0 million in availability on the facility, and it was further amended in December 2009 to provide that our fixed charge coverage ratio is only applicable if we have less than $2.0 million in availability on the facility between March and June of each year.  Interest on outstanding balances accrues at a rate of LIBOR plus 2.50% and is payable monthly.  As of September 30, 2010 and November 5, 2010, we had no outstanding borrowings on this credit facility and we were in compliance with the terms of this agreement.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   Liquidity (continued)

Our anticipated sources of liquidity over the next 12 months are expected to be cash reserves, projected cash flows from operations, and available borrowings under our credit facility.  We anticipate that operating cash flows, current cash reserves, and available borrowings also will fund capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to our operations if cash is needed in other areas of our operations.  In addition, cash flows from operations and cash reserves will be used to support ongoing purchases of component parts for our current and future product lines.  The expected operating cash flows, current cash reserves and borrowings available under our credit facility are expected to allow us to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

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

We maintain directors' and officers' ("D&O") and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, T&F, asserting various causes of action arising out of T&F's alleged failure to notify Zurich of the class action lawsuit.  T&F moved to dismiss our lawsuit on the basis that our suit was premature in that we had not been damaged because we had not paid any sums in satisfaction of a judgment or settlement of the class action securities litigation.  That motion was denied pursuant to a Memorandum Opinion and Order dated September 26, 2008.  On November 16, 2009, we filed a Second Amended Complaint reasserting our causes of action against T&F and adding Zurich as a defendant to the lawsuit, asserting various causes of action against it arising out of its denial of coverage for the class action lawsuit.  Zurich has answered and filed a counterclaim against us seeking a declaration that we are not entitled to coverage for the class action lawsuit.  The case is currently set for trial on January 18, 2011. At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   Contingencies (continued)

Beginning April 2008, we received communications from the Estate of Anthony Antonious alleging that our products infringed a patent of Anthony Antonious concerning an aerodynamic metal wood golf club head.  On May 28, 2008, we filed a declaratory judgment lawsuit against the Anthony Antonious Trust in the United States District Court for the Southern District of the State of Ohio, alleging non-infringement of the Antonious patent.  On June 30, 2008, the Estate of Anthony Antonious filed a lawsuit against us in the United States District Court in the State of New Jersey seeking damages and injunctive relief alleging infringement of the patent.  On September 2, 2008, we filed a Request for Ex Parte Reexamination with the United States Patent and Trademark Office ("USPTO") requesting that the USPTO reexamine the Antonious patent at issue.  The USPTO issued an order granting our Request for Ex Parte Reexamination on November 7, 2008 after finding that a substantial new question of patentability affecting the claims had been raised.   As a result, both the Ohio lawsuit and the New Jersey lawsuit were stayed pending the outcome of the USPTO's reexamination proceeding.  On October 9, 2009, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate concerning claims amended during the reexamination procedure.  A Reexamination Certificate was issued on January 5, 2010. On June 11, 2010, the Court dismissed the declaratory judgment action in the Southern District of Ohio. Litigation has now resumed in the New Jersey action, and is in the discovery and claim construction phase.  Expert witness reports have been exchanged, and a trial is expected to occur in 2011.  At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

13.   Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

14.   Business and Credit Concentrations

We are currently dependent on three customers, which collectively comprised approximately 26% of net sales for the three months ended September 30, 2010.  Two customers individually represented greater than 5% but less than 10% and one customer individually represented greater than 10% but less than 20% of net sales and no customers represented greater than 20% of net sales for the three months ended September 30, 2010.  For the three months ended September 30, 2009, we were dependent on two customers, which collectively comprised approximately 24% of net sales.  One customer individually represented greater than 10% but less than 20% of net sales, and no customer represented greater than 20% of net sales.  Additionally, we have one customer with an outstanding accounts receivable balance that was greater than 10% but less than 20% of total accounts receivable at September 30, 2010.  The loss of this individual customer or a combination of customers or a significant impairment or reduction in such customers' business including, but not limited to, as a result of the current global economic recession, would have a material adverse effect on consolidated revenues, results of operations, financial condition and competitive market position of the Company.

For the nine months ended September 30, 2010, we were dependent on two customers, which collectively comprised approximately 25% of net sales.  Of these, one customer individually represented greater than 5% but less than 10% of net sales for the period, and one customer represented greater than 10% but less than 20% of net sales and no customers represented greater than 20% of net sales.  For the nine months ended September 30, 2009, two customers comprised approximately 25% of net sales.  Of these, one customer individually represented greater than 5% but less than 10% of net sales for the period, and one customer represented greater than 10% but less than 25% of net sales and no customers represented greater than 25% of net sales.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.   Business and Credit Concentrations (continued)

A significant portion of our inventory purchases are from one supplier in China; approximately 29% and 45% of our total inventory purchased for the nine months ended September 30, 2010 and at December 31, 2009, respectively, was from this one Chinese supplier.  Many of our industry suppliers are located in China.  We do not anticipate any changes in the relationships with our suppliers.  If such change were to occur, we have alternative sources available; however, a loss of our primary supplier or significant impairment to its business including, but not limited to, due to the global economic recession, could adversely affect our business during the period in which we would have to find an alternative source for such supplies.

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

	Beginning Balance	Charges for Warranty Claims	Estimated Accruals	Ending Balance
Quarter ended December 31, 2009	$407	(97)	55	$365
Quarter ended March 31, 2010	$365	(72)	198	$491
Quarter ended June 30, 2010	$491	(97)	43	$437
Quarter ended September 30, 2010	$437	(134)	124	$427

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with (i) the attached unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2010, and with our consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the SEC on March 9, 2010 and (ii) the discussion under the caption "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 9, 2010 and any material changes from the risk factors as previously disclosed in the Annual Report on Form 10-K set forth in Item 1A of Part II below or in our other Quarterly Reports on Form 10-Q relating to the periods ended March 31, 2010 and June 30, 2010.

Forward Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including, without limitation, in the notes to the consolidated financial statements included in this Quarterly Report and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures about Market Risk" and elsewhere in this Quarterly Report.  Any and all statements contained in this Quarterly Report that are not statements of historical fact may be deemed forward-looking statements.  The statements include, but are not limited to statements concerning: (i) pending litigation, (ii) liquidity and our ability to increase revenues or achieve satisfactory operational performance, (iii) our ability to satisfy our cash requirements and our ability to satisfy our capital needs, including cash requirements during the next 12 months, (iv) our ability to produce products commercially acceptable to consumers, and (v) estimates and assumptions used in determining and realizing open orders.  Forward looking statements also include terminology such as "may," "might," "will," "would," "should," "could," "project," "pro forma," "predict," "potential," "strategy," "attempt," "develop," "continue," "future,"  "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe."  Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

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

Overview

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels.  Our net sales are primarily derived from sales to on- and off-course golf shops and sporting goods retailers and, to a lesser extent, international distributors and mass merchandisers.  Demand for our current products, or the introduction of new products, may not allow us to achieve historical levels of sales in the future.  Our net sales are typically driven by product lifecycles.  Several factors affect a product's life including, but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycle generally ranges from six months to three years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.1	63.6	55.2	71.7

Gross profit	41.9	36.4	44.8	28.3

Operating expenses:
Research and development expenses	3.4	3.5	2.6	3.4
Sales and marketing expenses	24.8	26.2	23.5	24.9
General and administrative expenses	10.6	9.3	8.8	8.1
Settlement expense	—	28.7	—	7.8
Total operating expenses	38.8	67.7	34.9	44.2

Interest income (expense), net	—	(0.1)	—	(0.1)

Other income, net	—	0.0	—	0.0
Income (loss) before income taxes	3.1	(31.4)	9.9	(16.0)

Income tax expense	0.4	0.1	0.2	0.1
Net income (loss)	2.7%	(31.5)%	9.7%	(16.1)%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Total net sales increased 13.2% to $19.7 million for the three months ended September 30, 2010 from $17.4 million for the comparable period of 2009.  Our sales were primarily driven by product sales of the recently launched Idea Tech V3 irons along with the Idea Black family of products and the Idea a7 and a7 OS irons and hybrids and Speedline 9064 drivers and the Speedline Fast 10 drivers and hybrid-fairway woods.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycle generally ranges from nine months to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.

Net sales of irons increased to $12.9 million, or 65.7% of total net sales, for the three months ended September 30, 2010 from $12.7 million, or 73.1% of total net sales, for the comparable period of 2009.  Iron net sales during the three months ended September 30, 2010 primarily consisted of sales of the recently introduced Idea Tech V3 irons along with the Idea Black family of irons and the Idea a7 and a7 OS irons and a smaller portion of sales resulted from the close out of the Idea a3 OS irons and integrated iron sets, while the comparable period of 2009 net sales primarily consisted of sales of the Idea a7 and a7 OS irons coupled with the close out of the Idea a3 OS irons, and a smaller portion of sales resulting from Tech a4 and a4 OS Irons and integrated iron sets.

Net sales of fairway woods decreased to $2.7 million, or 13.5% of total net sales, for the three months ended September 30, 2010, from $3.3 million, or 19.2% of total net sales, for the comparable period of 2009.  Net sales of fairway woods for the three months ended September 30, 2010 primarily were generated from sales of Idea Black family of hybrids, the Idea a7 and a7 OS hybrids and Speedline Fast 10 fairway woods.  Net sales of fairway woods for the three months ended September 30, 2009 primarily were generated from sales of Idea a7 and a7 OS hybrids, Speedline hybrid-fairway woods, Tech a4 and a4 OS hybrids and hybrid-fairway woods, Idea a3 and a3 OS and Idea Pro Gold I-woods.

Net sales of drivers increased to $3.1 million, or 15.8% of total net sales, for the three months ended September 30, 2010 from $1.2 million, or 7.0% of total net sales, for the comparable period of 2009.  A large portion of the driver net sales for the three months ended September 30, 2010 was generated by sales of the Speedline 9064 family of drivers coupled with the Speedline Fast 10 driver, while in the comparable period of 2009, net sales were primarily driven by sales of the Speedline 9032 driver and the original Speedline driver.

We were dependent on three customers, which collectively comprised approximately 26% of net sales for the three months ended September 30, 2010.  Should one of these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the United States increased to $4.4 million, or 22% of total net sales, from $2.9 million, or 17% of total net sales, for the three months ended September 30, 2010 and 2009, respectively.  Net sales resulting from countries outside the United States and Canada increased to 10% of total net sales for the three months ended September 30, 2010 from 4% for the comparable period of 2009.

Cost of goods sold decreased to $11.4 million, or 58.1% of total net sales, for the three months ended September 30, 2010 from $11.1 million, or 63.6% of total net sales, for the comparable period of 2009.  The decrease as a percentage of total net sales was primarily due to the result of a change in the product mix sold during the period along with less promotional activity, such as free or discounted products, in the market during the period.

Selling and marketing expenses increased to $4.9 million for the three months ended September 30, 2010 from $4.5 million for the comparable period in 2009.  The increase was primarily the result of an increase in compensation expense of $0.3 million during the period.

General and administrative expenses increased to $2.1 million for the three months ended September 30, 2010 from $1.6 million for the comparable period in 2009.  The increase was primarily the result of an increase in compensation expense of $0.4 million during the period.

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $0.7 million for the three months ended September 30, 2010 from $0.6 million for the comparable period in 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Total net sales increased to $73.6 million for the nine months ended September 30, 2010 from $64.1 million for the comparable period of 2009.  Our sales were primarily driven by product sales of the recently launched Idea Tech V3 irons and Idea Black family of products along with the Idea a7 and a7 OS irons and hybrids and Speedline 9064 drivers, Speedline Fast 10 drivers and hybrid-fairway woods.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycle generally ranges from nine months to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.

Net sales of irons increased to $50.7 million, or 68.8% of total net sales, for the nine months ended September 30, 2010 from $42.9 million, or 66.9% of total net sales, for the comparable period of 2009.  Iron net sales during the nine months ended September 30, 2010 primarily consisted of sales of the recently introduced Idea Tech V3 irons, and the Idea Black family of irons, the Idea a7 and a7 OS irons and a smaller portion of sales consisted of the close out of the Idea a3 OS irons and integrated iron sets, while the comparable period of 2009 net sales primarily resulted from sales of the Idea a7 and a7 OS irons, Tech a4 and a4 OS Irons, Idea a3 and a3 OS irons coupled with a smaller portion of sales of the integrated iron sets.

Net sales of fairway woods increased to $12.3 million, or 16.7% of total net sales, for the nine months ended September 30, 2010, from $12.1 million, or 18.8% of total net sales, for the comparable period of 2009.  Net sales of fairway woods for the nine months ended September 30, 2010 primarily were generated from sales of Idea Black family of hybrids, the Idea a7 and a7 OS hybrids and Speedline Fast 10 fairway woods.  Net sales of fairway woods for the nine months ended September 30, 2009 primarily were generated from sales of Idea a7 and a7 OS hybrids, Speedline hybrid-fairway woods, Tech a4 and a4 OS hybrids and hybrid-fairway woods, Idea a3 and a3 OS and Idea Pro Gold I-woods.

Net sales of drivers increased to $10.2 million, or 13.8% of total net sales, for the nine months ended September 30, 2010 from $8.9 million, or 14.0% of total net sales, for the comparable period of 2009.  A large portion of the driver net sales for the nine months ended September 30, 2010 was generated from sales of the Speedline 9064 family of drivers and the Speedline Fast 10 driver, while in the comparable period of 2009, net sales were primarily driven by sales of the original Speedline driver, the Speedline 9032 driver and Tech a4 and a4 OS drivers.

We were dependent on two customers, which collectively comprised approximately 25% of net sales for the nine months ended September 30, 2010.  Should either of these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the United States increased to $14.7 million, or 20% of total net sales, from $11.6 million, or 18% of total net sales, for the nine months ended September 30, 2010 and 2009, respectively.  Net sales resulting from countries outside the United States and Canada increased to 7% of total net sales for the nine months ended September 30, 2010 from 4% for the comparable period of 2009.

Cost of goods sold decreased to $40.7 million, or 55.2% of total net sales, for the nine months ended September 30, 2010 from $46.0 million, or 71.7% of total net sales, for the comparable period of 2009.  The decrease as a percentage of total net sales was primarily due to the results of an inventory write-down to lower of cost or market during the second quarter of 2009 totaling $3.6 million coupled with a change in the product mix and decreased promotional programs, such as free or discounted products, during the 2010 period.

Selling and marketing expenses increased to $17.3 million for the nine months ended September 30, 2010 from $15.9 million for the comparable period in 2009.  The increase was primarily the result of an increase in commission expense of $0.7 million resulting from increased net sales and an increase in marketing and tour expense of $0.2 million and an increase of $0.5 million in compensation expense during the period.

General and administrative expenses increased to $6.5 million for the nine months ended September 30, 2010 from $5.2 million for the comparable period in 2009.  The increase was primarily the result of an increase in compensation expense of $1.0 million and legal expense of $0.3.

Research and development expenses, primarily consisting of costs associated with development of new products, decreased to $1.9 million for the nine months ended September 30, 2010 from $2.2 million for the comparable period in 2009.  The decrease was primarily the result of a decrease in compensation expense.

Our net accounts receivable balances were approximately $18.3 million and $13.1 million at September 30, 2010 and December 31, 2009, respectively.  The increase was consistent with the seasonality of our business; historically, sales in the golf industry are stronger in the first half of the year as compared to the second half of the year while collections tend to be larger in the second half of the year than the first half.

Our inventory balances were approximately $23.1 million and $19.7 million at September 30, 2010 and December 31, 2009, respectively.  The increase in inventory levels was primarily due to the seasonality of our business in which purchases are stronger in the fourth and first quarters of the year, while sales begin to deplete inventory levels in the first and second quarters of the year coupled with the increased purchases of various products in order to meet revenue remands more timely.

Our accounts payable balances were approximately $4.9 million and $5.5 million at September 30, 2010 and December 31, 2009, respectively.  The decrease in accounts payable is primarily associated with payments of inventory purchases associated with the seasonality of our product launch cycles and the timing of product availability experienced during the first half of 2010.

Liquidity and Capital Resources

Our principal sources of liquidity are cash reserves, cash flows provided by operations and our credit facilities in effect from time to time.  Cash inflows from operations are generally driven by collections of accounts receivables from customers, which generally increase in our second quarter and continue into the third quarter and then begin to decrease during the fourth quarter.  As necessary, we could use our credit facility to supplement our cash inflows from operations as well as to effect other investing activities such as potential future acquisitions.  Cash outflows are primarily tied to procurement of inventory which typically begins to build during the fourth quarter and continues heavily into the first and second quarters in order to meet demands during the height of the golf season.

Cash and cash equivalents decreased to $10.3 million at September 30, 2010 compared to $12.6 million at December 31, 2009.  During the period, the primary change in cash flow used in operations was an increase in accounts receivable of $6.1 million and inventory of $3.5 million and the payment of the $5.0 million in settlement expense for the shareholder suit.  This increase was partially offset by an increase in accrued expenses and accounts payable of $3.3 million.

We have a $15.0 million revolving credit agreement with Wells Fargo, NA, which was entered into in November 2007 and expires in November 2012.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio.  This agreement was amended in June 2009 to provide that the requirement to maintain such performance levels is only applicable when we have less than $5.0 million in availability on the facility, and it was further amended in December 2009 to provide that our fixed charge coverage ratio is only applicable if we have less than $2.0 million in availability on the facility between March and June of each year.  Interest on outstanding balances accrues at a rate of LIBOR plus 2.50% and is payable monthly.  As of September 30, 2010 and November 5, 2010, we had no outstanding borrowings on our credit facility and we were in compliance with the terms of our agreement.

Working capital increased at September 30, 2010 to $37.4 million compared to $29.1 million at December 31, 2009.   Approximately 35% of our current assets were comprised of accounts receivable at September 30, 2010 as compared to 29% at December 31, 2009.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability and to coincide with planned promotions or advertising campaigns.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect such trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under our credit facility, we would be required to obtain additional financing, which may not be available at all or in the full amounts necessary, or limit expenditures to the extent of available cash on hand, all of which could adversely affect our current growth plans.

Our anticipated sources of liquidity over the next 12 months are expected to be cash reserves, projected cash flows from operations and available borrowings under our credit facility.  The expected operating cash flows, current cash reserves and borrowings available under our credit facility are expected to allow us to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.  We anticipate that operating cash flows, current cash reserves and available borrowings also will fund our capital expenditure programs.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to our operations if cash is needed in other areas of our operations.  In addition, cash flows from operations and cash reserves will be used to support ongoing purchases of component parts for our current and future product lines.

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

   Revenue Recognition

We recognize revenue when the product is shipped.  At that time, the title and risk of loss transfer to the customer and the ability to collect is reasonably assured.  The ability to collect is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.  If the ability to collect decreases significantly including, but not limited to, due to the current global economic recession, our revenue would be adversely affected.  Additionally, an estimate of product returns and warranty costs are recorded when revenue is recognized.  Estimates are based on historical trends taking into consideration current market conditions, customer demands and product sell-through.  We also record estimated reductions in revenue for sales programs such as co-op advertising and spiff incentives.  Estimates in the sales program accruals are based on program participation and forecast of future product demand.  If actual sales returns and sales programs significantly exceed the recorded estimated allowances, our sales would be adversely affected.  We recognize deferred revenue as a result of sales that have extended terms and a right of return of the product under a specified program.  Once the product under the deferred revenue program is paid for and all revenue recognition criteria have been met, we record revenue.

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

   Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If the carrying amount is greater than the future cash flows, such assets are considered to be impaired.  The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.  During the three and nine months ended September 30, 2010 and 2009, there was no impairment of long-lived assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

In the normal course of doing business, we are exposed to market risk through changes in interest rates with respect to our cash equivalents.  Cash and cash equivalents at September 30, 2010, were $10,268,000 as compared to $12,562,000 at December 31, 2009.  The average annualized interest rate earned for the period ended September 30, 2010, was 0.09%.

Additionally, we are exposed to interest rate risk with respect to our Line of Credit with Wells Fargo, NA. Outstanding borrowings accrue interest, at the Libor rate plus 2.50%; therefore we are exposed to risk related to changes in the Libor rate.  As of September 30, 2010 and November 5, 2010, we had no outstanding borrowings on our credit facility.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our Internal Controls Over Financial Reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three and nine months ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

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

We maintain directors' and officers' ("D&O") and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, T&F, asserting various causes of action arising out of T&F's alleged failure to notify Zurich of the class action lawsuit.  T&F moved to dismiss our lawsuit on the basis that our suit was premature in that we had not been damaged because we had not paid any sums in satisfaction of a judgment or settlement of the class action securities litigation.  That motion was denied pursuant to a Memorandum Opinion and Order dated September 26, 2008.  On November 16, 2009, we filed a Second Amended Complaint reasserting our causes of action against T&F and adding Zurich as a defendant to the lawsuit, asserting various causes of action against it arising out of its denial of coverage for the class action lawsuit.  Zurich has answered and filed a counterclaim against us seeking a declaration that we are not entitled to coverage for the class action lawsuit.  The case is currently set for trial on January 18, 2011. At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty.

Beginning April 2008, we received communications from the Estate of Anthony Antonious alleging that our products infringed a patent of Anthony Antonious concerning an aerodynamic metal wood golf club head.  On May 28, 2008, we filed a declaratory judgment lawsuit against the Anthony Antonious Trust in the United States District Court for the Southern District of the State of Ohio, alleging non-infringement of the Antonious patent.  On June 30, 2008, the Estate of Anthony Antonious filed a lawsuit against us in the United States District Court in the State of New Jersey seeking damages and injunctive relief alleging infringement of the patent.  On September 2, 2008, we filed a Request for Ex Parte Reexamination with the United States Patent and Trademark Office ("USPTO") requesting that the USPTO reexamine the Antonious patent at issue.  The USPTO issued an order granting our Request for Ex Parte Reexamination on November 7, 2008 after finding that a substantial new question of patentability affecting the claims had been raised.   As a result, both the Ohio lawsuit and the New Jersey lawsuit were stayed pending the outcome of the USPTO's reexamination proceeding.  On October 9, 2009, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate concerning claims amended during the reexamination procedure.  A Reexamination Certificate was issued on January 5, 2010. On June 11, 2010, the Court dismissed the declaratory judgment action in the Southern District of Ohio. Litigation has now resumed in the New Jersey action, and is in the discovery and claim construction phase.  Expert witness reports have been exchanged, and a trial is expected to occur in 2011.  At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

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

See the Exhibit Index on pages 28-29.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS GOLF, INC.

Date: November 8, 2010	By:	/S/ OLIVER G. BREWER III
Oliver G. Brewer, III
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 8, 2010	By:	/S/ PAMELA HIGH
Pamela J. High
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

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