Form 10-K
period 2010-12-31
ADAMS GOLF INC
filed 2011-03-08
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:  0-24583
ADAMS GOLF, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2320087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 E. Plano Pkwy, Plano, Texas	75074
(Address of principal executive offices)	(Zip Code)

(972) 673-9000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

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
☒ Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one)
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes   ☒ No

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant at June 30, 2010 was $16,558,042 based on the closing sales price of $3.64 per share of the Registrant's common stock on the Nasdaq Capital Market.

The number of outstanding shares of the Registrant's common stock, par value $0.001 per share, was 7,634,141 on March 4, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant's definitive proxy statement, which will be filed on or before April 30, 2011, for the Annual Meeting of Stockholders to be held on or about May 10, 2011.

ADAMS GOLF, INC.
FORM 10-K
TABLE OF CONTENTS
PART I
	Item 1.	Business	Page 3
	Item 1A.	Risk Factors	Page 9
	Item 2.	Properties	Page 16
	Item 3.	Legal Proceedings	Page 16

PART II
	Item 4.	Reserved	n/a
	Item 5.	Market for Registrant's Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities	Page 18
	Item 6.	Selected Financial Data	Page 19
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 20
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	Page 26
	Item 8.	Financial Statements and Supplementary Data	Page 26
	Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Page 27
	Item 9A.	Controls and Procedures	Page 27
	Item 9B.	Other Information	Page 28

PART III
	Item 10	Directors and Executive Officers of the Registrant	Page 28
	Item 11	Executive Compensation	Page 28
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Page 28
	Item 13	Certain Relationships and Related Transactions	Page 28
	Item 14	Principal Accounting Fees and Services	Page 28

PART IV
	Item 15	Exhibits and Financial Statement Schedules	Page 29

Forward Looking Statements

This Annual Report on Form 10-K (this "Annual Report") contains "forward looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including, without limitation, in the notes to the consolidated financial statements included in this Annual Report and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures about Market Risk" and elsewhere in this Annual Report.  Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements.  The statements include, but are not limited to statements concerning: (i) pending litigation, (ii) liquidity and our ability to increase revenues or achieve satisfactory operational performance, (iii) our ability to satisfy our cash requirements and our ability to satisfy our capital needs, including cash requirements during the next 12 months, (iv) our ability to produce products commercially acceptable to consumers, (v) estimates and assumptions used in determining and realizing open orders, and (iv) our ability to integrate the Yes Golf (as hereinafter defined) assets into our operations.  Forward looking statements also include terminology such as "may," "might," "will," "would," "should," "could," "project," "pro forma," "predict," "potential," "strategy," "attempt," "develop," "continue," "future,"  "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe."  Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

—The global economic uncertainty and the impact of changing economic conditions;
—Business conditions in the golf industry;
—Our ability to maintain historical growth in revenue and profitability;
—Product development difficulties;
—The adequacy of the allowance for doubtful accounts, obsolete inventory and warranty reserves;
—Product approval and conformity to governing body regulations;
—Our ability to attract and maintain key personnel and the endorsements of golf professionals;
—Assembly difficulties;
—Product introductions;
—Patent infringement risks;
—Uncertainty of the ability to protect intellectual property rights;
—Market demand and acceptance of products;
—The future market for our capital stock and the uncertainty in the debt and equity markets;
—The success of our marketing and tour strategies;
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
—The management of inventory levels, sales channels and re-distribution;
—The risk associated with litigation and the risks associated with losses that may prove unrecoverable under existing insurance policies;
—Our ability to manage seasonality in our business and its effects on our quarterly results;
—Our ability to manage international business risks;and
—Other factors detailed under "Risk Factors", Item 1A.

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

Item 1.  Business

General

Adams Golf, Inc. (together with its subsidiaries, “we”, “us”, “Adams Golf”, or the “Company”) designs, assembles, markets and distributes premium quality, technologically innovative golf clubs for all skill levels.  Our recently launched products include Idea Tech V3 irons and hybrids, Idea a7 and a7 OS irons and hybrids, Speedline Fast 11 and Speedline 9064 drivers, Speedline Fast 11 fairway woods, and Idea Pro Black hybrids and irons.  We also develop new products under the names of Yes! Putters, Women's Golf Unlimited, the Lady Fairway and Square 2 brands.

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

Recent Developments

On January 20, 2011, we closed the acquisition of certain assets of Progear Holdings, Inc. (d/b/a Yes! Golf) (“Yes! Golf”)  upon our payment of $1.65 million.  The acquisition was pursuant to a U.S. Bankruptcy Court bulk auction sale, and the purchased assets, among other things, the following assets of Yes Golf: (i) patented putter technology designs, including Yes Golf’s line of “C-Groove Putters,” (ii) registered trademarks and (iii) existing inventory and capital equipment.  The Company did not assume any of Yes Golf’s liabilities in connection with the acquisition.

Products

Adams Golf operates in a single segment within the golf industry (golf clubs and accessories).  Specifically, we offer multiple classes of products within our business:

Irons

In August 2010, we launched our Idea Tech V3 line of hybrid iron sets.  With nickel chromium (NiCr) plated and physical vapor deposition (PVD) black finishes, we believe the ultra-premium clubs establish a new standard in the super game-improvement category by virtue of its technology and design features. Intended for aspiring and recreational players, the Idea Tech V3 set is offered in two configurations (forged or all-hybrid).  In both the forged and all-hybrid configurations, the eight-piece Idea Tech V3 set consists of 4-, 5- and 6- progressively–sized hybrids and a 7-mid-hybrid. The forged set features four oversized cavity-back forged irons in 8-iron through gap wedge while the all-hybrid set features four hybrid scoring clubs in 8-iron through gap wedge. The V3 hybrid set won the Gold designation, the category leader in “innovation”, and the Editor’s Choice award of the 2011 Golf Digest Hot list.

In July 2009, we launched our Idea a7 line of hybrid iron sets and, in August 2009, we launched our Idea a7 OS line of hybrid irons and integrated sets.  The a7 irons are offered in an eight piece men’s and senior's sets, with two graphite-shafted hybrid irons integrated into each set.  The a7 set of irons won a Gold designation in the 2010 Golf Digest Hot List.  The Idea a7 OS irons are offered in three different eight piece configurations —one for men, one for women, and one for seniors, all including three hybrids.  The a7 OS set of irons won a Gold designation in the 2010 Golf Digest Hot List and was also the category leader in “Performance” in the iron category.  We also offer multiple different color versions of the Idea a7 OS Women’s integrated set that includes a 460cc titanium driver, fairway woods, a Women’s Idea a7 OS iron set with three i-woods integrated into the set, a putter and a bag.  Additionally, we offer the Idea a7 OS Max irons which are offered in an all hybrid eight piece men’s, women’s and senior’s set. The a7OS Max set of irons won a Gold designation in the 2010 Golf Digest Hot List and was also the category leader in “Outstanding Innovation” in the iron category.

Drivers

We currently offer a variety of different driver models based on the shape, size and material used in the club head.  The shafts of our drivers are generally graphite.  During the summer of 2010 we launched the Speedline 9064 drivers and then in January 2011, we launched the fifth generation of Speedline drivers called the Speedline Fast 11 drivers.   We continue to use and have further improved upon the patent pending, aerodynamic shape of our drivers, which lessens drag and airflow turbulence and results in faster club head speed and more distance but with a larger footprint as compared to the prior model of Speedline.   This Fast 11 generation features velocity slot technology, or three visible channels precisely located on the sole and crown to keep the airflow attached to the club head even longer.  This technology creates 35 percent less drag and increases club head speed, making the Speedline F11 driver our fastest ever.  The Speedline family of drivers has already been in the winners' bags at 21 different tour events since introduction in 2009.  The Speedline Fast 11 driver is offered in standard and draw variations with a variety of lofts and shaft flexes.

Fairway Woods

During the first quarter of 2011, we launched the Speedline Fast 11 fairway woods.  Offered in both stainless steel and titanium models, the Speedline fairway woods also feature Velocity Slot Technology.  This technology has a deep visible channel on both the crown and sole and is designed to increase deflection and reduce stress on the face, thereby expanding the coefficient of restitution, or spring-like effect, for on-center and off-center shots.  This results in an easy-to-hit fairway wood that, when compared to our prior generation of fairway woods, has a 21 percent improvement in forgiveness across the entire face, better ball speeds and up to 12 yards of increased distance. The Speedline Fast11 fairway woods are offered in standard and draw variations with a variety of lofts and shaft flexes.  We offer a variety of individual hybrids in the recently introduced Idea Tech V3 hybrids, Idea a7 and a7 OS, Idea Pro Black, and Idea Tech a4 and a4 OS lines.  These individual hybrids are designed to be easier to hit than conventional long irons.  The V3 Hybrid won Gold designation in the 2011 Golf Digest Hot List and was the category leader in “Innovation” in the hybrid category.  The Idea a7 and a7 OS hybrid irons won a Gold designation in the 2010 Golf Digest Hot List and were the category leader in “Innovation” in the hybrid category.   Additionally, Adams Golf hybrids were the most played hybrids on the 2011 PGA, Nationwide and Champions tours combined.

Wedges and Other

As a complement to the Idea irons, we offer the Tom Watson signature wedges and the Puglielli wedges.  During the first quarter of 2011, we purchased the assets of Yes Golf.  We plan to continue the brand and create future products under the "Yes!" name as manufactured by Adams Golf.  We also offer a line of golf bags, hats and other accessories.

Percentage of Net Sales by Product Class

	2010	2009	2008

Irons	68.3%	67.7%	62.5%
Fairway Woods	16.7	19.4	24.4
Drivers	13.3	12.5	12.3
Wedges and Other	1.7	0.4	0.8

Total	100.0%	100.0%	100.0%

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

Our research and development expenses were approximately $2,551,000, $2,816,000 and $3,758,000 for the years ended December 31, 2010, 2009 and  2008, respectively.

Patents

Our ability to compete effectively in the golf club market may depend on our ability to maintain the proprietary nature of our technologies and products.  As of February 22, 2011, we held 67 U.S. patents relating to certain products and proprietary technologies and we had 21 patent applications pending.  We expect that the 67 currently issued patents will expire on various dates between 2011 and 2026.  We hold patents with respect to the design and/or utility of various products lines.

Despite our efforts to protect our patent and other intellectual property rights, unauthorized parties have attempted, and are expected to continue to attempt, to copy all, or certain aspects of, our products.  Policing unauthorized use of our intellectual property rights can be difficult and expensive, and while we generally take appropriate action whenever we discover any of our products or designs have been copied, knock-offs and counterfeit products are a continuing problem in the performance-oriented golf club industry.  There can be no assurance that our means of protecting our patent and other intellectual property rights will be adequate.

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

We have put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure the quality of our components.  We are frequently re-evaluating existing vendors and testing potential new vendors for the various product lines we offer.  At any time, we may purchase a substantial majority of our volume of a specific component part from a single vendor, but we strive to maintain primary and secondary suppliers for each component part.  Substantially all of our iron, fairway wood, driver, hybrids, wedge and putter component parts are manufactured in China, and a significant portion of our inventory purchases are from one supplier in China.  We purchased approximately 27% and 45% of our total inventory purchased for the years ended December 31, 2010 and 2009, respectively, from this one Chinese supplier.

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

Relationships with Professional Golfers – We have entered into endorsement contracts with professional golfers on the PGA, Champions PGA, Nationwide and LPGA Tours and believe that having a presence on these tours promotes the image of our product lines and builds brand awareness.  On the PGA Tour we have entered into endorsement agreements with professionals such as Ryan Moore, Chad Campbell, Aaron Baddeley, and several others.  On the Champions Tour, we have entered into endorsement agreements with Tom Watson, Bernard Langer, Tommy Armour III, Paul Azinger and several others.  On the LPGA Tour, we have entered into endorsement agreements with Yani Tseng, Brittney Lincicome, Brittany Lang, and several others.  On the Nationwide tour, we have agreements with various players.  All of the above contracts have various dates of expiration through 2013 and require the professionals use certain of our products.

Markets and Methods of Distribution

Our net sales are primarily derived from sales to on- and off- course golf shops, sporting goods retailers, mass merchants and, to a lesser extent, international distributors.

Sales to Retailers - We sell a majority of our products to selected retailers.  We believe our selective retail distribution strategy helps our retailers maintain profitable margins and maximize sales of our products.  For the years ended December 31, 2010, 2009 and 2008, sales to U.S. specialty retailers, mass merchants, sporting goods retailers, and on course accounts accounted for approximately 81%, 80% and 80%, respectively, of our total net sales.  As products mature, they may be sold to alternative channels of distribution, which are not in direct competition with selected retailers for premier product lines.

We maintain a field sales staff that, as of February 22, 2011, consisted of 62 independent sales representatives, one senior vice president, one U.S. national sales vice president, one Intl sales vice president, one regional vice president, one regional sales director and two regional sales managers, who are in regular contact with our retail accounts (approximately 4,000 retailers).  These sales representatives, sales managers and regional vice presidents are supported by eleven inside sales representatives who maintain contact with our retailers nationwide.  The inside sales representatives also serve in a customer service capacity because we believe that superior customer service can significantly enhance our marketing efforts.

International Sales - International sales are made primarily in Canada, Europe, South Africa, Japan and other Asian regions.  International sales in Canada are made through an agency relationship, while sales to other countries throughout the world are made through a network of approximately 36 independent distributors.  For the years ended December 31, 2010, 2009 and 2008, international sales accounted for approximately 19%, 20% and 20%, respectively, of our net sales.

Website - We maintain a website at www.adamsgolf.com, which allows the visitor to access certain information about our products and heritage, locate retailers, inquire into careers, access corporate information related to corporate governance and news releases, and inquire about contacting us directly.  We also maintain www.yesgolf.com, www.ladyfairway.com and www.squaretwo.com for information about our Women's Golf Unlimited product lines.  We do not currently sell our products via our websites.

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

In addition to extended payment terms, the nature of the industry also requires that we carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  Our inventory balances were approximately $27,088,000 and $19,721,000 at December 31, 2010 and 2009, respectively.  The increase in inventory levels over this period was primarily a result of improved inventory delivery; during 2009 we experienced delays in product delivery.  A significant portion of our inventory purchases are from suppliers who are located predominately in China.  We do not anticipate any changes in the relationships with our suppliers; however, if such changes were to occur, we believe we would have alternative sources available, although replacing product could take six to nine months.

Major Customers

We are currently dependent on three customers, which collectively comprised approximately 28.9% of net revenues for the year ended December 31, 2010.  Of these customers, two customers represented greater than 5% but less than 10% of net revenues for the year ended December 31, 2010, and one customer represented greater than 10% but less than 20% of net revenues, while no customers represented greater than 20% of net revenues for the year ended December 31, 2010.   For the year ended December 31, 2009, two customers comprised approximately 23.5% of net revenues.  Of these customers, one represented greater than 5% but less than 10% of net revenues and one customer represented greater than 10% but less than 20% of net revenues and no customers represented greater than 20% of net revenues for the year ended December 31, 2009.

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

Backlog

The amount of our order backlog at any particular time is affected by a number of factors, including seasonality and scheduling of the manufacturing and shipment of products. At February 22, 2011, we had current backorders of $1,528,000, or 1.8% of total net sales for the year ended December 31, 2010, and orders to be fulfilled at a future date, not to exceed the current year, of $17,929,000, or 20.8% of total net sales for the year ended December 31, 2010.  At February 22, 2010, we had current backorders of $2,345,000, or 3.1% of total net sales for the year ended December 31, 2009, and orders to be fulfilled at a future date, not to exceed the current year, of $16,934,000, or 22.2% of total net sales for the year ended December 31, 2009.  The year over year backorder is slightly decreased primarily a result of better inventory availability currently as compared to prior year.  The balance is comprised of various product lines including Speedline Fast 11, Idea a7 and a7 OS sets and hybrids, Idea Tech V3 sets and hybrids and integrated sets.  Future orders have increased as a result of continued forward looking planning by select retailers as well as, increased overall demand from the retailers as we are entering the golf season and increased product demand.  We do not anticipate that a significant level of orders will remain unfilled within the current fiscal year.   In addition, we believe that the amount of our backlog is an unreliable indicator of future sales levels.

Competition

The golf club market is highly competitive.  We compete with a number of established golf club manufacturers, some of which have greater financial and other resources than us.  Our competitors include Callaway Golf Company, adidas-Salomon AG (Taylor Made - adidas Golf), Nike, Inc. (Nike Golf), Fortune Brands, Inc. (Titleist) and Karsten Assembly Company (PING), among others.  We compete primarily on the basis of performance, brand name recognition, quality and price.

For risks relating to Competition, see below, “Increasing Competition” contained in Item 1A.

Domestic and Foreign Operations

Domestic and foreign net sales for the years ended December 31, 2010, 2009 and 2008 were comprised as follows:

	2010		2009		2008

Domestic	$69,886,000	81.0%	$60,927,000	80.0%	$73,375,000	80.2%
Foreign	16,361,000	19.0	15,212,000	20.0	18,076,000	19.8

Total	$86,247,000	100.0%	$76,139,000	100.0%	$91,451,000	100.0%

Foreign net sales are generated in various regions including, but not limited to, Canada (a majority of our foreign sales), Europe, Japan, Australia, South Africa and South America.

Employees

At February 22, 2011, we had 129 full-time employees including 33 engaged in production and quality control, 19 in order fulfillment, 19 in research and development, 11 in sales support, 24 in sales and marketing and 23 in management and administration.  Our employees are not unionized.

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

Continued Uncertainty in the Economy and Impact on Consumers and Retail

Our operations and performance depend significantly on worldwide economic conditions and their impact on levels of discretionary consumer spending, which remain at depressed levels.  Certain factors that could influence the levels of consumer spending include, but are not limited to, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, fuel and energy costs, consumer confidence and other macroeconomic factors affecting consumer spending behavior.  These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.  Any future decrease in economic activity in the United States or in other regions of the world in which we do business could significantly and adversely affect our results of operations and financial condition in a number of ways.  Any decline in economic conditions may reduce the purchases of our products, thereby reducing our revenues and earnings.  Bankruptcies or similar events by retailers and suppliers may cause us to incur bad debt expense at levels higher than historically experienced and could negatively impact overall revenues.  Credit risk includes the risk that our retail customers will not pay their bills, which may lead to a reduction in liquidity and an eventual increase in bad debt.  Our retail customers’ credit risk is determined by numerous factors including, but not limited to, each individual customer’s business borrowings and credit availability, the overall level of economic activity in our various markets and the prices of products and services provided.  Additionally, increased promotional and closeout activity by our competitors could adversely impact the health of our customers and increase our credit risk.

Source of Supply

A significant portion of our inventory purchases are from one supplier in China; we purchased approximately 27% and 45% of our total inventory purchased for the years ended December 31, 2010 and 2009, respectively, from this one Chinese supplier.  Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China and Taiwan.  We could, in the future, experience shortages of components for reasons including but not limited to the supplier’s production capacity or materials shortages, or periods of increased price pressures, or bankruptcy or similar material adverse effect on its operations and business, which could have a material adverse effect on our business, results of operations, financial position and/or liquidity.

Concentration of the Company’s Customer Base

Although no one customer that distributes our products accounted for more than 20% of our revenues in 2010, several of our customers still represent a large portion of our revenues each year and the loss of one or more of our top customers could have a significant negative impact on the Company’s performance.  For the year ended December 31, 2010, one customer represented greater than 10% but less than 20% of net sales.  Any decline in or loss of business or the inability of this customer or any of our other large customers to timely pay their obligations, could have a materially adverse effect upon our net sales and financial performance.

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

Possible Decreasing Amount of Golf Played by Consumers

Our revenues are completely driven from sales of golf related products and the demand for these products is directly related to the number of golfers and rounds of golf being played each year and the overall popularity of golf.  Golf products are recreational in nature and are therefore discretionary purchases for customers.  Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions and when consumers are feeling confident and prosperous.  If there was a decrease in consumer spending and increase in unemployment, golfers may decrease the number of rounds they play as well as the amount of golf-related products they purchase.  If golf participation or the number of rounds of golf played decreases, sales of our products may be adversely affected.

Increasing Competition

The golf club market is highly competitive.  We compete with a number of established golf club manufacturers, some of which have greater financial and other resources than we have.  Our competitors include Callaway Golf Company, adidas-Salomon AG (Taylor Made - adidas Golf), Nike, Inc. (Nike Golf), Fortune Brands, Inc. (Titleist) and Karsten Assembly Company (PING), among others.  We compete primarily on the basis of performance, brand name recognition, quality and price.  We believe that our ability to market our products through multiple distribution channels, including on- and off- course golf shops and other retailers, is important to the manner in which we compete.  The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors, including, among others, advertising, media, promotions and product endorsements.  These preferences may also be subject to rapid and unanticipated changes.  We could face substantial competition from existing or new competitors who introduce and successfully promote golf clubs that enjoy technological advantages or achieve market acceptance.  Such competition could result in significant price erosion, lower sales, or increased promotional expenditures, any of which could have a material adverse effect on our business, operating results and/or financial condition.  There can be no assurance that we will be able to compete successfully against current and future sources of competition or that our business, operating results and/or financial condition will not be adversely affected by increased competition in the markets in which we operate.

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

The introduction of new products by us or our competitors can be expected to result in closeouts, promotions or other discounting of existing inventories at both the wholesale and retail levels.  Such closeouts, promotions or discounting are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices.  As the Idea Tech V3 product line of irons and the Speedline F10 product lines were launched in 2010, older product lines such as Idea a3 and a3 OS irons and Idea Tech a4 and a4 OS irons and drivers experienced reductions in price at both wholesale and retail levels.

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

Uncertainty Regarding Continuation of Profitability

While we generated net income in each of the five fiscal years from 2003 to 2007 and again in 2010, we were not profitable for the years ending December 31, 2009 or 2008, nor consistently prior to the fiscal year of 2003, and we experienced significant losses prior to the year ended December 31, 2003.  There can be no assurance that we will be able to increase or maintain revenues or continue such profitability on a quarterly or annual basis in the future.  An inability to continue to operate profitably could jeopardize our ability to develop, enhance, and market products, retain qualified personnel, and take advantage of future opportunities or respond to competitive pressures.

Need for Additional Capital and Market Volatility

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

Given the current market price for our common stock and the state of the capital markets generally, we do not expect that we would be able to raise funds through the issuance of our capital stock in the foreseeable future at commercially favorable terms, and we may also find it difficult to secure additional debt financing beyond our current credit facility.  There can be no assurance that financing will be available if needed or if available on terms favorable to us, or at all.  Accordingly, it is possible that our only sources of funding will be current cash reserves, projected cash flows from operations and up to $15.0 million of borrowings available under our revolving credit facility, assuming that such revolving credit facility continues to be available and that we continue to meet the covenants and conditions precedent to borrowing, which cannot be assured.

Dependence on Key Personnel and Endorsements

Our success depends to an extent upon the performance of our management team, which includes our Chief Executive Officer and President, Oliver G. (Chip) Brewer, III, who participates in all aspects of our operations, including product development and sales efforts.  The loss or unavailability of Mr. Brewer could adversely affect our business and prospects.  In addition, Mr. Tim Reed joined the management team in 2000 in the capacity of Vice President of Research and Development.  If Mr. Reed is unable to continue to lead his team to develop innovative products, it could also adversely affect our business.  With the exception of our Chairman of the Board of Directors, B.H. (Barney) Adams, Mr. Brewer, Mr. Reed, Mrs. Pamela High, Chief Financial Officer, and Mr. Brad Barnett, V.P. of Global Operations, none of our Company's officers and employees are bound by employment agreements, and the employment of such officers and employees is, therefore, at will.  We established key-men life insurance policies on the lives of Mr. Brewer and Mr. Reed; however, there can be no assurance that the proceeds of these policies could adequately compensate us for the loss of their services.  In addition, there is strong competition for qualified personnel in the golf club industry, and the inability to continue to attract, retain and motivate other key personnel could adversely affect our business, operating results and/or financial condition.

On the PGA Tour we have entered into endorsement agreements with professionals such as Ryan Moore, Chad Campbell, Aaron Baddeley, and several others.  On the Champions Tour, we have entered into endorsement agreements with Tom Watson, Bernard Langer, Tommy Armour III, Paul Azinger and several others.  On the LPGA Tour, we have entered into endorsement agreements with Yani Tseng, Brittney Lincicome, Brittany Lang, and several others.  On the Nationwide tour, we have agreements with various players.  All of the above contracts have various dates of expiration through 2013 and require the use of certain of our products.  The loss of one or more of these endorsement arrangements could adversely affect our marketing and sales efforts and, accordingly, our business, operating results and/or financial condition.  From time to time, we negotiate with and sign endorsement contracts with either existing or new tour players.  As is typical in the golf industry, generally the agreements with these professional golfers do not necessarily require that they use exclusively our golf clubs at all times during the terms of the respective agreements, including, in certain circumstances, at times when we are required to make payments to them.  The failure of certain individuals to use our products on one or more occasions can result in, and has resulted in, negative publicity.   Alternatively, poor decisions by professionals sponsored by us could result in negative publicity.  No assurance can be given that our business would not be adversely affected in a material way by such negative publicity or by the failure of our known professional endorsers to carry and use our products.

Effectiveness of our Marketing Strategy

We have designed our marketing strategy to include advertising efforts in multiple media avenues such as television airtime on golf related events, product education for the consumer through an internet website, publications including periodicals and brochures, and in store media such as point of purchase displays and product introduction fact sheets.  For the years ended December 31, 2010 and 2009, we spent approximately $4.0 million and $3.9 million, respectively, on the above listed marketing efforts.  There can be no assurances that our marketing strategy will be effective or that increases in the levels of investments in advertising spending will result in material fluctuations in the sales of our products.

Sufficient Inventory Levels

The nature of the golf industry requires that we carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  Our inventory balances were approximately $27,088,000 and $19,721,000 at December 31, 2010 and December 31, 2009, respectively.  Due to the frequency of new product releases by us and/or our competitors, our existing inventory may be subject to a significant and rapid decline in the market value.  Because our inventories are valued at the lower of cost or market, a decline in the market value of our existing inventory may necessitate a substantial write down of our inventory balance, negatively impacting our financial performance.  Furthermore, if we are unable to maintain sufficient inventory to meet customer demand on a timely basis or provide sufficient capacity to assemble the products at our facility, the effect could result in cancellation of customer orders, loss of customers, and damage to our reputation.  In addition, carrying a substantial level of inventory has an adverse effect on our financial position and liquidity.

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

Seasonality and Quarterly Fluctuations

Golf is generally regarded as a warm weather sport, and net sales of golf equipment have been historically strongest for us during the first and second quarters.  In addition, net sales of golf clubs are dependent on discretionary consumer spending, which may be affected by general economic conditions.  Decreases in consumer spending generally result in decreased spending on golf equipment, which could have a material adverse effect on our business, operating results and/or financial condition.  In addition, our future results of operations could be affected by a number of other factors, such as unseasonable weather patterns, natural disasters such as hurricanes, which could interrupt the sales patterns and could generate hardships for customers in the effected area, demand for and market acceptance of our existing and future products, new product introductions by our competitors, competitive pressures resulting in lower than expected selling prices, and the volume of orders that are received and that can be fulfilled in a quarter.  Any one or more of these factors could adversely affect us or result in us failing to achieve our expectations as to future sales or operating results.

Because most operating expenses are relatively fixed in the short term, we may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall that could materially adversely affect quarterly results of operations and liquidity.  If technological advances by competitors or other competitive factors require us to invest significantly greater resources than anticipated in research and development or sales and marketing efforts, our business, operating results and/or financial condition could be materially adversely affected.  Accordingly, we believe that period-to-period comparisons of our results of operations should not be solely relied upon as an indication of future performance.  In addition, the results of any quarter are not fully indicative of results to be expected for a full fiscal year.  As a result of fluctuating operating results or other factors discussed in this report, in certain future quarters our results of operations may be below the expectations of public market analysts or investors.  In such event, the market price of our common stock could be materially adversely affected.

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

Certain Risks of Conducting Business Abroad

Our Company imports a significant portion of our component parts, including heads, shafts, headcovers and grips from companies in China and Taiwan.  In addition, we sell our products to certain distributors located outside the United States.  Our international business is currently centered in Canada, Europe, South Africa, Japan and other Asia markets, and our management is currently focusing our international efforts through agency and distributor relationships.   International sales accounted for approximately 19% and 20% of our net sales for the years ended December 31, 2010 and 2009, respectively.  Our business is subject to the risks generally associated with doing business abroad, such as foreign government relations, foreign consumer preferences, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and exchange rates in countries in which we purchase components or sell our products.  Recent foreign events, including, without limitation, continuing U.S. military operations could potentially cause a delay in imports or exports due to heightened security with customs.  In addition, by conducting business abroad, we could be adversely affected by changes in foreign exchange rates among the countries which may materially adversely affect our financial condition.  Furthermore, a change in our relationship with one or more of the customers or distributors could negatively impact the volume of foreign sales.

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

Anti-Takeover Provisions

Our Certificate of Incorporation and Amended and Restated Bylaws contain, among other things, provisions establishing a classified Board of Directors, authorizing shares of preferred stock with respect to which our Board of Directors has the power to fix the rights, preferences, privileges and restrictions without any further vote or action by the stockholders, requiring that all stockholder action be taken at a stockholders' meeting and establishing certain advance notice requirements in order for stockholder proposals or director nominations to be considered at such meetings.  In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law.  In general this statute prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.  Such provision could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving our Company that some or a majority of our stockholders might consider to be in their best interest, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price for the common stock.  The potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control, may discourage bids for the common stock at a premium over the market price of the common stock and may adversely affect the market price of and voting and other rights of the holders of the common stock.  We have not issued, and currently have no plans to issue, shares of preferred stock.

Item 2.   Properties.

Our administrative offices and assembly facilities currently occupy approximately 65,000 square feet of space in Plano, Texas.  This facility is leased by us pursuant to a lease agreement expiring in 2013 and may be extended for an additional five years.  We maintain the right to terminate the lease if we move to a larger facility owned by the current lessor.  Additionally, we have a second location for our warehouse facilities occupying another 53,000 square feet of warehouse space in Plano, Texas, conveniently located in close proximity to our existing administration and assembly facility.  This facility is leased by us pursuant to a lease agreement expiring in August 2011.  We believe that our current facilities encompassing both locations will be sufficient for the foreseeable future.

Item 3.   Legal Proceedings.

On June 17, 2010, the Court approved the final class action settlement regarding the consolidated securities class action filed in June 1999 in the United States District Court of the District of Delaware.  The Court entered an order dismissing with prejudice all claims against all defendants in the litigation.  The settlement provided for a total payment to the class of $16.5 million in cash and a payment of the first $1.25 million, after attorneys fees and costs, actually received (if any) by us in connection with our litigation against our former insurance broker Thilman & Filipini, LLC (“T&F”) and our former insurance carrier, Zurich American Insurance Company ("Zurich").  Of the $16.5 million cash settlement amount, $5.0 million was paid by us, which we accrued as a liability during the quarter ended September 30, 2009 and was paid to the settlement fund in March 2010.  As part of the settlement, the underwriters for the IPO released us from any indemnification obligation.  On July 19, 2010, the appeals period for the final order of dismissal expired and the litigation was fully and finally resolved.

We maintain directors' and officers' ("D&O") and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich, which provided insurance coverage totaling $5.0 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, T&F, asserting various causes of action arising out of T&F's alleged failure to notify Zurich of the class action lawsuit.  T&F moved to dismiss our lawsuit on the basis that our suit was premature in that we had not been damaged because we had not paid any sums in satisfaction of a judgment or settlement of the class action securities litigation.  That motion was denied pursuant to a Memorandum Opinion and Order dated September 26, 2008.  On November 16, 2009, we filed a Second Amended Complaint reasserting our causes of action against T&F and adding Zurich as a defendant to the lawsuit, asserting various causes of action against it arising out of its denial of coverage for the class action lawsuit.  Zurich has answered and filed a counterclaim against us seeking a declaration that we are not entitled to coverage for the class action lawsuit.  The case is currently set for trial on August 2011. At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty.

Beginning April 2008, we received communications from the Estate of Anthony Antonious alleging that our products infringed a patent of Anthony Antonious concerning an aerodynamic metal wood golf club head.  On May 28, 2008, we filed a declaratory judgment lawsuit against the Anthony Antonious Trust in the United States District Court for the Southern District of the State of Ohio, alleging non-infringement of the Antonious patent.  On June 30, 2008, the Estate of Anthony Antonious filed a lawsuit against us in the United States District Court in the State of New Jersey seeking damages and injunctive relief alleging infringement of the patent.  On September 2, 2008, we filed a Request for Ex Parte Reexamination with the United States Patent and Trademark Office ("USPTO") requesting that the USPTO reexamine the Antonious patent at issue.  The USPTO issued an order granting our Request for Ex Parte Reexamination on November 7, 2008 after finding that a substantial new question of patentability affecting the claims had been raised.   As a result, both the Ohio lawsuit and the New Jersey lawsuit were stayed pending the outcome of the USPTO's reexamination proceeding.  On October 9, 2009, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate concerning claims amended during the reexamination procedure.  A Reexamination Certificate was issued on January 5, 2010. On June 11, 2010, the Court dismissed the declaratory judgment action in the Southern District of Ohio. Litigation has now resumed in the New Jersey action, and is in the discovery and claim construction phase.  A trial is set for 2011.  At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

Our common stock is currently listed and traded on the Nasdaq Capital Market under the symbol "ADGF"  The prices in the table below represent the quarterly high and low sales price for our common stock as reported by Nasdaq.  All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
2010
First Quarter	$3.50	$2.95
Second Quarter	4.32	3.30
Third Quarter	5.02	3.26
Fourth Quarter	4.90	4.21

2009
First Quarter	$3.50	$2.22
Second Quarter	3.20	2.41
Third Quarter	3.25	2.30
Fourth Quarter	3.35	2.93

On March 4, 2011, the last reported sale price of the common stock on Nasdaq was $5.95 per share.  At March 4, 2011, we had approximately 359 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

No dividends have been declared or paid relating to our common stock, nor do we anticipate declaring dividends in the foreseeable future.  The current credit facility does not limit the declaring or payment of dividends unless we are in default of the facility.

Equity Compensation Plan  Information:

The following table sets forth information at December 31, 2010, regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	514,169	$0.88	134,761
Equity compensation plans not approved by security holders	—	n/a	—
Total	514,169	$0.88	134,761

Purchase of Equity Securities:

There were no shares repurchased during the year ended December 31, 2010.

Item 6.   Selected Financial Data.

The selected financial data presented below is derived from our consolidated financial statements for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.  The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and related notes, and other financial information included elsewhere in this document.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)

Consolidated Statements of Operations Data:

Net sales	$86,247	$76,139	$91,451	$94,604	$76,030

Operating income / (loss)	5,265	(12,075)	(1,422)	4,106	3,440

Net income / (loss)	$5,047	$(12,188)	$(1,459)	$9,401	$9,000

Income / (loss) per common share (1) :
Basic	$0.70	$(1.82)	$(0.23)	$1.54	$1.54
Diluted	$0.66	$(1.82)	$(0.23)	$1.32	$1.24

Weighted average common shares (1):
Basic	7,210	6,689	6,413	6,095	5,830
Diluted	7,686	6,689	6,413	7,134	7,232

Consolidated Balance Sheet Data:

Total assets	$62,529	$57,219	$67,056	$71,186	$55,603

Total debt (including current maturities)	—	—	—	—	—

Stockholders' equity	$47,099	$40,510	$50,314	$53,299	$41,869
______________________

(1)	See Note 1 (k) of Notes to Consolidated Financial Statements for information concerning the calculation of income / (loss) per common share and weighted average common shares outstanding.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels.  We generate revenues from net sales of golf clubs and accessories that are primarily derived from sales to on- and off- course golf shops and sporting goods retailers and, to a lesser extent, international distributors and mass merchandisers.  No assurances can be given that demand for our current products, or the introduction of new products, will allow us to achieve historical levels of sales in the future.  Our net sales are typically driven by product lifecycles.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from six months to three years.

Our business, financial condition, cash flows and results of operations are subject to seasonality resulting from factors such as weather and spending patterns.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.  Typically, a majority of our revenue is earned in the first and second quarters of the year, and our revenues generally decline in the third and fourth quarters.

Costs of goods sold of our clubs consist primarily of component parts, including the head, shaft and grip.  To a lesser extent, our cost of goods sold includes labor, occupancy and shipping costs in connection with the inspection, testing, assembly and distribution of our products and certain promotional and advertising costs given in the form of additional merchandise as consideration to customers.

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

Results of Operations

The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2010	2009
Net sales	100.0%	100.0%
Cost of goods sold	56.2	70.5
Gross profit	43.8	29.5
Operating expenses:
Research and development expenses	3.0	3.7
Selling and marketing expenses	24.3	26.2
General and administrative expenses	10.4	8.9
Settlement expense	—	6.6
Total operating expenses	37.7	45.4
Operating income / (loss)	6.1	(15.9)
Interest income, net	0.0	(0.1)
Other income / (loss), net	0.0	0.0
Income / (loss) before income taxes	6.1	(16.0)
Income tax expense (benefit)	0.2	0.0
Net income / (loss)	5.9%	(16.0)%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

In 2010, we generated an overall increase in year over year revenues of 13% while also delivering approximately 44% in margin, an improvement compared to our 2009 results.   Additionally, we generated a net profit of $5.0 million during the year ended December 31, 2010, partially as a result of industry improvement but also as a result of successful products and improved operational performance.

Percentage of Net Sales by Product Class

	2010	2009	2008

Irons	68.3%	67.7%	62.5%
Fairway Woods	16.7	19.4	24.4
Drivers	13.3	12.5	12.3
Wedges and Other	1.7	0.4	0.8

Total	100.0%	100.0%	100.0%

Total net sales increased to $86.2 million for the year ended December 31, 2010 from $76.1 million for the comparable period of 2009.  Our sales were primarily driven by the product sales of Idea a7 and a7 OS irons and hybrids, Idea Tech V3 irons and hybrids, Speedline F10 drivers and hybrid-fairway woods, Idea Pro Black family of irons and hybrids,  Idea a3 and a3 OS irons, Idea Tech a4 and a4 OS irons, hybrids, and integrated iron sets.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycle generally ranges from six months to three years.  The increase in net sales for the year ended December 31, 2010 was primarily due to an increase in overall demand by customers as the economic environment in the United States and abroad has begun to improve.

Net sales of irons increased to $58.9 million, or 68.3% of total net sales for the year ended December 31, 2010 from $51.5 million, or 67.7% of total net sales, for the comparable period of 2009.  Current period iron net sales primarily resulted from sales of the Idea a7 and a7 OS irons, Idea Tech V3 irons, Idea Black irons, and integrated women's package sets, while the comparable period of 2009 net sales primarily resulted from sales of the Idea a7 and a7 OS irons, Idea a3 and a3 OS irons, Idea Tech a4 and a4 OS irons and integrated women's package sets.

Net sales of fairway woods decreased to $14.4 million, or 16.7% of total net sales, for the year ended December 31, 2010, from $14.8 million, or 19.4% of total net sales, for the comparable period of 2009.  Net sales for the year ended December 31, 2010 primarily were generated from sales of Idea a7 and a7 OS hybrids, Speedline F10 fairway woods, and Idea Black super hybrid.  Net sales for the year ended December 31, 2009 primarily were generated from sales of Idea a7 and a7 OS hybrids, Speedline hybrid-fairway woods, Idea Tech a4 and a4 OS hybrids, Idea a3 and a3 OS hybrids and Idea Pro Gold hybrids.

Net sales of drivers increased to $11.4 million, or 13.3% of total net sales, for the year ended December 31, 2010 from $9.5 million, or 12.5% of total net sales, for the comparable period of 2009.  A large portion of the driver net sales for the year ended December 31, 2010 was generated by sales of the Speedline F10 driver, which was launched in the first quarter of 2010, along with the Speedline 9064 driver, launched in the third quarter of 2010. In the comparable period of 2009, net sales were primarily driven by sales the Speedline driver, which was launched in the first quarter of 2009, the Speedline 9032 driver, which we launched in the second quarter of 2009, and Idea Tech a4 and a4 OS drivers, which were introduced in the third quarter of 2008.

We were dependent on three customers, which collectively comprised approximately 28.9% of net sales, for the year ended December 31, 2010.  Of these, two customers individually represented greater than 5% but less than 10% of net sales and one customer represented greater than 10% but less than 20% of net sales for this period.  Should these customers or our other customers fail to meet their obligations to us, or cease doing business with us altogether, our results of operations and cash flows would be adversely impacted.

Net sales of our products outside the United States increased to $16.4 million, or 19.0% of total net sales, from $15.2 million, or 20.0% of total net sales, for the years ended December 31, 2010 and 2009, respectively.  Net sales resulting from countries outside the United States and Canada increased to 6.4% of total net sales for the year ended December 31, 2010 from 6.2% for the comparable period of 2009.

Cost of goods sold decreased to $48.5 million, or 56.2% of total net sales, for the year ended December 31, 2010 from $53.7 million, or 70.5% of total net sales, for the comparable period of 2009.  The decrease as a percentage of total net sales was primarily due to the inventory write down to lower of cost or market and an increase in inventory reserve for obsolescence totaling $3.6 million taken during the second quarter of 2009 coupled with changes in the product mix and increased promotional programs and discounting during 2009.

Selling and marketing expenses increased to $21.0 million for the year ended December 31, 2010 from $19.9 million for the comparable period in 2009.  The increase was primarily the result of an increase in commission expense of $0.6 million resulting from increased revenues and an increase in compensation expense of $0.7 million resulting from accruals of bonus compensation.

General and administrative expenses increased to $9.0 million for the year ended December 31, 2010 from $6.8 million for the comparable period in 2009.  The increase was primarily the result of an increase in compensation expense of $1.3 million resulting from accruals of bonus compensation and an increase in legal expense of $0.9 million resulting from litigation described under the caption "Item 3. Legal Proceedings" above.

Research and development expenses, primarily consisting of costs associated with the development of new products, decreased to $2.6 million for the year ended December 31, 2010 from $2.8 million for the comparable period in 2009.  The decrease was primarily the result of a decrease in compensation expense resulting from employee reductions made during 2009.

Our net accounts receivable balances were approximately $16.6 million and $13.1 million at December 31, 2010 and December 31, 2009, respectively.  The increase was primarily due to timing and volume of product launches and terms as well as slower payments from the sluggish economy from our customers.

Our inventory balances were approximately $27.1 million and $19.7 million at December 31, 2010 and December 31, 2009, respectively.  The increase in inventory levels was primarily due to the normal timing of inventory delivery during the fourth quarter of 2010 compared to the delays we experienced in the fourth quarter of 2009 along with an inventory write down to lower of cost or market and an increase in inventory reserve for obsolescence totaling $3.6 million taken during the second quarter of 2009.

Our accounts payable balances were approximately $6.3 million and $5.5 million at December 31, 2010 and December 31, 2009, respectively.  The increase in accounts payable is primarily associated with higher purchases of inventory and its timely delivery during the fourth quarter of 2010.

Our accrued liabilities balances were approximately $9.2 million and $11.2 million at December 31, 2010 and December 31, 2009, respectively.  The decrease in accrued liabilities was primarily due to our payment for the settlement of the stockholder class action lawsuit, pursuant to which we agreed to contribute $5.0 million in conjunction with the settlement to cover the layer of exposure on our directors' and officers' corporate liability insurance that our former insurance carrier has refused to cover.  See "Item 3. Legal Proceedings" for further details.  This decrease was partially offset by the accrual of bonuses made during 2010 and accruals of other expenses related to accounts payable at December 31, 2010.

Disclosure of Contractual Obligations

We are obligated to make future payments under various contracts, including equipment capital leases and operating leases.  We do not have any long-term debt or purchase commitment obligations.  The following table summarizes our contractual obligations at December 31, 2010, reported by maturity of obligation.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	2,586	2,586	—	—	—
Operating Lease Obligations	1,332,536	599,490	733,046	—	—
Purchase Obligations	—	—	—	—	—
Other Long-term Liabilities Reflected on the Registrant's Balance sheet under GAAP	—	—	—	—	—

Total	$1,335,122	$602,076	$733,046	—	—

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

Cash and cash equivalents decreased to $6.7 million at December 31, 2010 compared to $12.6 million at December 31, 2009.  The decrease was primarily due to an increase in inventory of $7.4 million, an increase in accounts receivable of $3.5 million, and a payment of $5.0 million made in connection with the settlement of a shareholder suit, partially offset by an increase in accounts payable and accrued expenses of $3.7 million.

In November 2007, we signed a revolving credit agreement, which expires November 2012 with Wachovia Bank, NA to provide a credit line of up to $15.0 million in short term debt.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio.  This agreement was amended in June 2009 so that the ratio is only calculated when we have less than $5.0 million in availability on the facility, and it was further amended in December 2009 to provide that our debt covenant ratio is only calculated if we have less than $2.0 million in availability on the facility between March and June of each year.  Interest on outstanding balances accrues at a rate of LIBOR plus 2.50% and is payable monthly.  As of December 31, 2010 and March 4, 2011, we had $0 and $ 1.0 million, respectively, in outstanding borrowings on our credit facility and we were in compliance with the terms of our agreement.  In 2008, Wells Fargo Bank, NA acquired Wachovia Bank, NA.  As a result, Wells Fargo Bank, NA, as successor to Wachovia Bank, NA, has become our lender under our existing line of credit and is subject to all of the terms and conditions thereof.

Working capital increased at December 31, 2010 to $35.9 million compared to $29.1 million at December 31, 2009.   Approximately 32% of our current assets were comprised of accounts receivable at December 31, 2010.  Due to industry sensitivity to consumer buying trends, seasonality and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability and to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  Due to the competitiveness of the golf retail market, we believe that more customers may request payment terms and we expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect such trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under our credit facility, we would be required to obtain additional financing, which may not be available at all or in the full amounts necessary, or limit expenditures to the extent of available cash on hand, all of which could adversely effect our current growth plans.

Our anticipated sources of liquidity over the next twelve months are expected to be cash reserves, projected cash flows from operations and available borrowings under our credit facility.  We anticipate that operating cash flows, current cash reserves and available borrowings will provide us with sufficient capital to fund our expected capital expenditure programs during 2011.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to our operations if cash is needed in other areas of our operations.  In addition, cash flows from operations and cash reserves will be used to support ongoing purchases of component parts for our current and future product lines.  We expect that our projected cash flows from operations, current cash reserves and borrowings available under our credit facility will be sufficient to meet our working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

If adequate funds are not available or not available on acceptable terms, we may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results, financial condition and/or liquidity.

Off-balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements and it is our policy to not participate in off-balance sheet transactions, including but not limited to special purpose entities.

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

   Revenue Recognition

We recognize revenue when the product is shipped.  At that time, the title and risk of loss transfer to the customer, the price is fixed or determinable, and the ability to collect is reasonably assured.  The ability to collect is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.  If the ability to collect decreases significantly, including but not limited to, due to the current global economic recession, our revenue would be adversely affected.  Additionally, an estimate of product returns and warranty costs are recorded when revenue is recognized.  Estimates are based on historical trends taking into consideration current market conditions, customer demands and product sell through.  We also record estimated reductions in revenue for sales programs such as co-op advertising and spiff incentives.  Estimates in the sales program accruals are based on program participation and forecast of future product demand.  If actual sales returns and sales programs significantly exceed the recorded estimated allowances, our sales would be adversely affected.  We recognize deferred revenue as a result of sales that have extended terms and a right of return of the product under a specified program.  Once the product under the deferred revenue program is paid for and all revenue recognition criteria have been met, we record revenue.

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

   Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the years ended December 31, 2010 and 2009, there was no impairment of long-lived assets.

New Accounting Pronouncements

Any new accounting pronouncements have been listed in Note 1 (f) of the Consolidated Financial Statements which is incorporated herein by this reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.   Financial Statements and Supplementary Data

The financial statements are set forth herein under Item 15 commencing on page F-1.  Schedule II to the consolidated financial statements is set forth herein under Item 15 on page S-2.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

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

Evaluation of Internal Controls over Financial Reporting and Disclosure Controls and Procedure

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal controls over financial reporting as of December 31, 2010, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on the results of the assessment, management concluded that as of December 31, 2010, our internal controls over financial reporting are effective.   There were no material changes to our internal controls over financial reporting during the year ended December 31, 2010, that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.   Executive Compensation.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.   Certain Relationships and Related Transactions.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.   Principal Accounting Fees and Services.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.   Exhibits, Financial Statement Schedule.

(a)  The following documents are filed as a part of this report following the signature page:

(1) Consolidated Financial Statements

Item	Page

Index to Consolidated Financial Statements and Related Financial Statement Schedule	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
Consolidated Statements of Operations for the Years ended December 31, 2010 and 2009	F-4
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2010 and 2009	F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 2010 and 2009	F-6
Notes to Consolidated Financial Statements	F-7 - F-23

(2) Financial Statement Schedule

Our financial statement schedule for the years ended December 31, 2010 and 2009 is filed as part of this Annual Report and should be read in conjunction with our Consolidated Financial Statements.

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

Exhibit	Description	Location

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed on February 14, 2008	Incorporated by reference to 2007 Form 10-K (Exhibit 3.2)

Exhibit 3.3	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8 File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1 File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to 1999 Form 10-K File No. 000-24583 (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Stock Incentive Plan for Adams Golf, Inc.	Incorporated by reference to Annex A of the 2002 Proxy Statement File No. 000-24583 (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-112622 (Exhibit 4.7)

Exhibit 10.1	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to 2003 Form 10-K File No. 000-24583 (Exhibit 10.12)

Exhibit 10.2*	Asset Purchase Agreement of Women’s Golf Unlimited	Incorporated by reference to 2006 Form 10-K File No. 000-24583 (Exhibit 10.11)

Exhibit 10.3	Revolving Line of Credit between Adams Golf, Inc and Wachovia Bank, National Association	Incorporated by reference to the Report on Form 8-K dated November 13, 2007 (Exhibit 10.1)

Exhibit 10.4	Commercial Lease Agreement dated December 15, 2007, between MDN/JSC -II Limited and the Company	Incorporated by reference to 2007 Form 10-K (Exhibit 10.9)

Exhibit 10.5	Commercial Lease Agreement dated April 10, 2008, between CLP Properties Texas, L.P. and the Company	Incorporated by reference to the Report on Form 8-K dated April 15, 2008 (Exhibit 10.1)

Exhibit 10.6	Employment Agreement - Byron (Barney) H. Adams	Incorporated by reference to the Report on Form 8-K dated January 12, 2009 (Exhibit 10.1)

Exhibit 10.7	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 File No. 001-33978 (Exhibit 10.9)

Exhibit 10.8	Amendment to Revolving line of Credit between Adams Golf, Inc and Wachovia Bank, National Association	Incorporated by reference to Third quarter 2009 Form 10-Q File No. 001-33978 (Exhibit 10.9)

Exhibit 10.9	Stipulation of Settlement of In Re Adams Golf, Inc. Securities Litigation, dated December 9, 2009	Incorporated by reference to 2009 Form 10-K File No. 001-33978 (Exhibit 10.10)

Exhibit 10.10	Change of Control Agreement – Pamela High, Chief Financial Officer	Incorporated by reference to the Report on Form 8-K dated March 2, 2011 (Exhibit 10.1)

Exhibit 21.1	Subsidiaries of the Registrant	Included in this filing

Exhibit 23.1	Consent of BKD LLP	Included in this filing

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing
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

ADAMS GOLF, INC., a Delaware corporation

Date: March 8, 2011	By:	/S/ OLIVER G. BREWER III
Oliver G. (Chip) Brewer III
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 8, 2011	By:	/S/ B.H. (BARNEY) ADAMS
B.H. (Barney) Adams, Chairman of the Board

Date: March 8, 2011	By:	/S/ OLIVER G. BREWER III
Oliver G. (Chip) Brewer III
Chief Executive Officer, President and Director

Date: March 8, 2011	By:	/S/ PAMELA HIGH
Pamela J. High
Chief Financial Officer
(Principal Financial Officer)

Date: March 8, 2011	By:	/S/ MARK R. MULVOY
Mark R. Mulvoy
Director

Date: March 8, 2011	By:	/S/ ROBERT D. ROGERS
Robert D. Rogers
Director

Date: March 8, 2011	By:	/S/ RUSSELL L. FLEISCHER
Russell L. Fleischer
Director

Date: March 8, 2011	By:	/S/ JOSEPH R. GREGORY
Joseph R. Gregory
Director

Date: March 8, 2011	By:	/S/ JOHN M. GREGORY
John M. Gregory
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND RELATED FINANCIAL STATEMENT SCHEDULE

Page
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the Years ended December 31, 2010 and 2009	F-4

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2010 and 2009	F-5

Consolidated Statements of Cash Flows for the Years ended December 31, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7 - F-23

Financial Statement Schedule

Our financial statement schedule for the years ended December 31, 2010 and 2009 is filed as part of this Report and should be read in conjunction with our Consolidated Financial Statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Adams Golf, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheets of Adams Golf, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Golf, Inc. as of December 31, 2010 and December 31, 2009 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ BKD, LLP
Dallas, Texas
March 8, 2011

ADAMS GOLF, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$6,724	$12,562
Trade receivables, net	16,594	13,136
Inventories, net	27,088	19,721
Prepaid expenses	632	378
Other current assets	250	22

Total current assets	51,288	45,819

Property and equipment, net	879	934
Deferred tax asset, net – non current	10,228	10,228
Other assets	134	238

	$62,529	$57,219

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,255	$5,479
Accrued expenses and other current liabilities	9,175	11,228

Total current liabilities	15,430	16,707

Other liabilities	—	2

Total liabilities	15,430	16,709

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 1,250,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 12,500,000 shares; 8,045,078 and 7,387,309 shares issued and 7,634,141 and 6,976,372 shares outstanding at December 31, 2010 and 2009, respectively	8	7
Additional paid-in capital	94,525	93,576
Accumulated other comprehensive income	2,666	2,074
Accumulated deficit	(45,346)	(50,393)
Treasury stock, 410,937 common shares at December 31, 2010 and 2009, at cost	(4,754)	(4,754)

Total stockholders' equity	47,099	40,510

Commitments and contingencies
	$62,529	$57,219

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,

	2010	2009

Net sales	$86,247	$76,139
Cost of goods sold	48,504	53,714
Gross profit	37,743	22,425

Operating expenses:
Research and development expenses	2,551	2,816
Selling and marketing expenses	20,966	19,911
General and administrative expenses	8,961	6,773
Settlement expense	—	5,000
Total operating expenses	32,478	34,500
Operating income/(loss)	5,265	(12,075)

Other income (expense):
Interest income	6	8
Interest expense	(38)	(87)
Other	(12)	34
Income/(loss) before income taxes	5,221	(12,120)
Income tax expense (benefit)	174	68
Net income/(loss)	$5,047	$(12,188)

Net income/(loss) per common share:
Basic	$0.70	$(1.82)
Diluted	$0.66	$(1.82)
See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

Years Ended December 31, 2010 and 2009

	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income (Loss)	Deficit	Income (Loss)	Stock	Equity

Balance, December 31, 2008	6,909,866	$7	$92,701	$565	$(38,205)		$(4,754)	$50,314

Comprehensive loss:
Net loss	—	—	—	—	(12,188)	$(12,188)	—	(12,188)
Foreign currency translation, net of tax	—	—	—	1,509	—	1,509	—	1,509
Comprehensive loss	—	—	—	—	—	$(10,679)	—	—
Stock options exercised	101,938	—	4	—	—		—	4
Issuance of restricted stock	375,505	—	—	—	—		—	—
Stock-based compensation	—	—	871	—	—		—	871
Balance, December 31, 2009	7,387,309	7	93,576	2,074	(50,393)		(4,754)	40,510
Comprehensive income:
Net income	—	—	—	—	5,047	$5,047	—	5,047
Foreign currency translation, net of tax	—	—	—	592	—	592	—	592
Comprehensive income	—	—	—	—	—	$5,639	—	—
Stock options exercised	376,875	1	14	—	—		—	15
Issuance of restricted stock	280,894	—	—	—	—		—	—
Stock-based compensation	—	—	935	—	—		—	935
Balance, December 31, 2010	8,045,078	$8	$94,525	$2,666	$(45,346)		$(4,754)	$47,099

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income/(loss)	$5,047	$(12,188)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	514	609
Stock-based compensation	935	871
Provision for doubtful accounts	1,063	1,173
Provision for inventory reserve	—	1,848
Changes in operating assets and liabilities:
Trade receivables	(4,521)	434
Inventories	(7,367)	12,042
Prepaid expenses	(255)	530
Other current assets	(227)	7
Accounts payable	776	(3,991)
Accrued expenses and other current liabilities	(2,042)	3,975
Net cash provided by (used in) operating activities	(6,077)	5,310
Cash flows from investing activities:
Purchase of property and equipment	(340)	(184)
Net cash used in investing activities	(340)	(184)
Cash flows from financing activities:
Principal payments under capital lease obligation	(14)	(16)
Proceeds from exercise of stock options	15	4
Debt financing costs	(14)	(21)
Net cash used in financing activities	(13)	(33)

Effects of exchange rate changes	592	1,509
Net increase (decrease) in cash and cash equivalents	(5,838)	6,602
Cash and cash equivalents at beginning of the year	12,562	5,960
Cash and cash equivalents at end of the year	$6,724	$12,562

Supplemental disclosure of cash flow information:
Interest paid	$38	$87
Income taxes paid	$122	$68

See accompanying notes to consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Tables in thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies

(a) General

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels.  Our recently launched products include Idea Tech V3 irons and hybrids, Idea a7 and a7 OS irons and hybrids, Speedline Fast 11 and Speedline 9064 drivers, Speedline Fast 11 fairway woods, Idea Pro Black hybrids and irons.  We also continue to develop new products under the name of Yes! Putters, and Women's Golf Unlimited, the Lady Fairway and Square 2 brands.

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

December 31, 2010 and 2009

(Tables in thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies (continued)

(d) Revenue Recognition

We recognize revenue when the product is shipped.  At that time, the title and risk of loss transfer to the customer, the price is fixed or determinable, and the ability to collect is reasonably assured.  The ability to collect is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.  If the ability to collect decreases significantly, including but not limited to, due to the current global economic recession, our revenue would be adversely affected.  Additionally, an estimate of product returns and warranty costs are recorded when revenue is recognized.  Estimates are based on historical trends taking into consideration current market conditions, customer demands and product sell through.  We also record estimated reductions in revenue for sales programs such as co-op advertising and spiff incentives.  Estimates in the sales program accruals are based on program participation and forecast of future product demand.  If actual sales returns and sales programs significantly exceed the recorded estimated allowances, our sales would be adversely affected.  We recognize deferred revenue for sales that have extended payment terms and a right of return of the product under a specified program.  Once the product under the deferred revenue program is paid for and all revenue recognition criteria have been met, we record revenue.

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

(g) Research and Development

Research and development costs consist of all costs incurred in planning, designing and testing of golf equipment, including salary costs related to research and development.  These costs are expensed as incurred.  Our research and development expenses were approximately $2,551,000 and $2,816,000 for the years ended December 31, 2010 and 2009, respectively.

(h) Advertising Costs

Advertising costs, included in selling and marketing expenses on the accompanying consolidated statements of operations, other than direct commercial costs, are expensed as incurred and totaled approximately $4,022,000 and $3,922,000 for the years ended December 31, 2010 and 2009, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

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

	Beginning Balance	Charges for Warranty Claims	Estimated Accruals	Ending Balance
Year ended December 31, 2010	$365	(382)	311	$294
Year ended December 31, 2009	$522	(474)	317	$365

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

December 31, 2010 and 2009

(Tables in thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies (continued)

(k) Net income/(Loss) Per Share

The weighted average common stock outstanding used for determining basic and diluted income per common share were 7,210,326 and 7,685,967, respectively, for the year ended December 31, 2010.  The effect of options to purchase shares of our common stock for the year ended December 31, 2010 resulted in additional dilutive shares of 475,671.  25,000 options were excluded from the calculation of dilutive shares as the effect of inclusion would have been antidilutive.

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

(m) Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the years ended December 31, 2010 and 2009, there was no impairment of long-lived assets.

(n) Comprehensive Income / (Loss)

Comprehensive income / (loss) consists of net income / (loss) and foreign currency translation adjustments.

(o) Cash and Cash Equivalents

We consider all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents.  We historically invest our excess cash in money market accounts and short-term U.S. government securities and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity.  These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

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

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Tables in thousands, except share and per share amounts)

(2)	Trade Receivables, net

Trade receivables consisted of the following at December 31, 2010 and 2009:

	2010	2009

Trade receivables	$18,229	$14,761
Allowance for doubtful accounts	(1,635)	(1,625)

	$16,594	$13,136

(3)	Inventories, net

Inventories consisted of the following at December 31, 2010 and 2009:

	2010	2009

Finished goods	$19,096	$13,057
Component parts	9,999	8,708
Allowance for inventory obsolescence	(2,007)	(2,044)

	$27,088	$19,721

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory.   At December 31, 2010 and 2009, inventories included $797,000 and $708,000 of consigned inventory, respectively.

(4)	Property and Equipment, net

Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009

Equipment	$2,629	$2,555
Computers and software	7,854	7,782
Furniture and fixtures	993	944
Leaseholds improvements	328	183
Accumulated depreciation and amortization	(10,925)	(10,530)

	$879	$934

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Tables in thousands, except share and per share amounts)

(5)   Other Current and Non-Current Assets

Other current assets, consisted of the following at December 31, 2010 and 2009:

	2010	2009

Other receivables	$230	$—
Maintenance agreements	20	22
	$250	$22

Other assets, consisted of the following at December 31, 2010 and 2009:

	2010	2009

Deposits	$6	$6
Other	128	232

	$134	$238

(6)   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31, 2010 and 2009:

	2010	2009

Payroll and commissions	$1,618	$284
Product warranty expense and sales returns and promotional allowances	2,567	2,209
Professional services	—	25
Accrued inventory	85	65
Accrued settlement expense	—	5,000
Accrued sales promotions	2,061	1,060
Deferred revenue	1,605	1,273
Other	1,239	1,312

	$9,175	$11,228

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Tables in thousands, except share and per share amounts)

(7)	Commitments and Contingencies

We are obligated under certain noncancellable operating leases for assembly, warehouse and office space. A summary of the minimum rental commitments under noncancellable leases is as follows:

Years ending
December 31,

2011	$599
2012	444
2013	289
2014	—
2015	—

$1,332

Rent expense was approximately $647,000 and $765,000 for the years ended December 31, 2010 and 2009, respectively.

On June 17, 2010, the Court approved the final class action settlement regarding the consolidated securities class action filed in June 1999 in the United States District Court of the District of Delaware.  The Court entered an order dismissing with prejudice all claims against all defendants in the litigation.  The settlement provided for a total payment to the class of $16.5 million in cash and a payment of the first $1.25 million, after attorneys fees and costs, actually received (if any) by us in connection with our litigation against our former insurance broker Thilman & Filipini, LLC (“T&F”) and our former insurance carrier, Zurich American Insurance Company ("Zurich").  Of the $16.5 million cash settlement amount, $5.0 million was paid by us, which we accrued as a liability during the quarter ended September 30, 2009 and was paid to the settlement fund in March 2010.  As part of the settlement, the underwriters for the IPO released us from any indemnification obligation.  On July 19, 2010, the appeals period for the final order of dismissal expired and the litigation was fully and finally resolved.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Tables in thousands, except share and per share amounts)

(7)	Commitments and Contingencies (continued)

We maintain directors' and officers' ("D&O") and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering the class action lawsuit, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In addition, we have met the financial deductible of our directors' and officers' insurance policy for the period covering the time the class action lawsuit was filed.  On March 30, 2006, Zurich, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage due to the fact that it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, T&F, asserting various causes of action arising out of T&F's alleged failure to notify Zurich of the class action lawsuit.  T&F moved to dismiss our lawsuit on the basis that our suit was premature in that we had not been damaged because we had not paid any sums in satisfaction of a judgment or settlement of the class action securities litigation.  That motion was denied pursuant to a Memorandum Opinion and Order dated September 26, 2008.  On November 16, 2009, we filed a Second Amended Complaint reasserting our causes of action against T&F and adding Zurich as a defendant to the lawsuit, asserting various causes of action against it arising out of its denial of coverage for the class action lawsuit.  Zurich has answered and filed a counterclaim against us seeking a declaration that we are not entitled to coverage for the class action lawsuit.  The case is currently set for trial on August 2011. At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty.

Beginning April 2008, we received communications from the Estate of Anthony Antonious alleging that our products infringed a patent of Anthony Antonious concerning an aerodynamic metal wood golf club head.  On May 28, 2008, we filed a declaratory judgment lawsuit against the Anthony Antonious Trust in the United States District Court for the Southern District of the State of Ohio, alleging non-infringement of the Antonious patent.  On June 30, 2008, the Estate of Anthony Antonious filed a lawsuit against us in the United States District Court in the State of New Jersey seeking damages and injunctive relief alleging infringement of the patent.  On September 2, 2008, we filed a Request for Ex Parte Reexamination with the United States Patent and Trademark Office ("USPTO") requesting that the USPTO reexamine the Antonious patent at issue.  The USPTO issued an order granting our Request for Ex Parte Reexamination on November 7, 2008 after finding that a substantial new question of patentability affecting the claims had been raised.   As a result, both the Ohio lawsuit and the New Jersey lawsuit were stayed pending the outcome of the USPTO's reexamination proceeding.  On October 9, 2009, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate concerning claims amended during the reexamination procedure.  A Reexamination Certificate was issued on January 5, 2010. On June 11, 2010, the Court dismissed the declaratory judgment action in the Southern District of Ohio. Litigation has now resumed in the New Jersey action, and is in the discovery and claim construction phase.  A trial is set for 2011.  At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty, and thus cannot reasonably estimate future liability on the conclusion of the events, if any.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Tables in thousands, except share and per share amounts)

(8)	Retirement Plan

In February 1998, we adopted the Adams Golf, Ltd. 401(k) Retirement Plan, which covers substantially all employees of the Company.  During April 2009, we discontinued the employer match.  For the years ended December 31, 2010 and 2009, we contributed approximately $0 and $65,000, respectively, to the 401(k) Retirement Plan.

(9)	Liquidity

In November 2007, we signed a revolving credit agreement, which expires in November 2012, with Wachovia Bank, NA to provide a credit line of up to $15.0 million in short term debt.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio.  This agreement was amended in June 2009 so that the ratio is only calculated when we have less than $5.0 million in availability on the facility, and it was further amended in December 2009 to provide that our debt covenant ratio is only calculated if we have less than $2.0 million in availability on the facility between March and June of each year.  Interest on outstanding balances accrues at a rate of LIBOR plus 2.50% and is payable monthly.  As of December 31, 2010 and March 4, 2011, we had $0 and $1.0 million, respectively, in outstanding borrowings on our credit facility and we were in compliance with the terms of our agreement.  In 2008, Wells Fargo Bank, NA acquired Wachovia Bank, NA.  As a result, Wells Fargo Bank, NA, as successor to Wachovia Bank, NA, has become our lender under our existing line of credit and is subject to all of the terms and conditions thereof.

(10)  Income Taxes

Income tax expense for the years ended December 31, 2010 and 2009 consisted of the following:

	2010	2009

Federal-current	$105	$-
State-current	69	68
Deferred	—	—

	$174	$68

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Tables in thousands, except share and per share amounts)

(10)   Income Taxes (continued)

Actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) (computed by applying the U.S. federal corporate tax rate of 34% to income (loss) before income taxes) for the years ended December 31, 2010 and 2009 as follows:

	2010	2009

Computed "expected" tax (benefit) expense	$1,775	$(4,242)
State income taxes, net of federal	—	—
Change in valuation allowance for deferred tax assets	(2,649)	4,399
Effects of change in tax rate	556	—
Other	492	(89)

	$174	$68

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2010 and 2009 are presented below:

	2010	2009

Deferred tax assets:
Allowance for doubtful accounts receivable	$556	$569
Product warranty and sales returns	873	773
Other reserves	50	38
Deferred compensation	35	621
263A adjustment	31	13
Accrued bonus	170	—
Research and development tax credit carryforwards	306	306
Net operating loss carryforwards	15,085	17,435

Total deferred tax assets	17,106	19,755
Valuation allowance	(6,878)	(9,527)

Net deferred tax assets	$10,228	$10,228

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Tables in thousands, except share and per share amounts)

(10)  Income Taxes (continued)

  Net deferred tax assets recorded in consolidated balance sheets at December 31, 2010 and 2009:

	2010	2009
Current	$—	$—
Non-current	10,228	10,228
	$10,228	$10,228

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

At December 31, 2010 and 2009, we could not determine based on a weighing of objective evidence that it is more likely than not that all of our deferred tax assets will be realized.  As a result, as of December 31, 2010 and 2009, we have established a valuation allowance for a portion of our deferred tax assets resulting in a net deferred tax asset of $10.2 million.  This amount represents what we believe to be an estimate of future usage of our net operating loss carryforwards.  The remaining asset has an existing valuation allowance applied to it.  The net change in the valuation allowance for the years ended December 31, 2010 and 2009 was $(2,649,000) and $4,399,000, respectively.

At December 31, 2010, we had federal net operating loss carryforwards of approximately $44,368,000 and tax credit carryforwards of $306,000, which are available to offset future taxable income through 2029.

(11)	Stockholders' Equity

(a)   Employee Stock Option Plans

In May 2002, we adopted the 2002 Equity Incentive Plan  (the "Plan") for employees, outside directors and consultants.   The Plan allows for the granting of up to 625,000 shares of our common stock at the inception of the Plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this Plan, and additional shares as defined in the Plan.  On May 1, 2002, four predecessor plans were terminated and a total of 538,370 shares available for issuance under these predecessor plans were transferred to the Equity Incentive Plan.  As shares are forfeited or expire under the four predecessor plans, those shares become available under the Plan.  Since the initial transfer on May 1, 2002, an additional 201,510 shares were transferred to the Plan.  At December 31, 2010, options to purchase 514,169 shares were outstanding with exercise prices ranging from $0.04 to $4.80 per share at the date of grant.  The option vesting periods vary from six months to four years and the options expire ten years from the date of grant.  At December 31, 2010, 134,761 shares remained available for grant under the Plan, including forfeitures.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Tables in thousands, except share and per share amounts)

(11)	Stockholders' Equity (continued)

The following is a summary of stock options outstanding as of December 31, 2010:

		Weighted	Weighted		Weighted
Range of		Average	Average		Average Vested
Exercise	Options	Remaining	Exercise Price	Options	Exercise Price
Prices	Outstanding	Contractual Life	per share	Exercisable	per share

$0.04 - $1.00	376,669	2.50 years	$0.04	376,669	$0.04
$1.01 - $3.00	12,500	2.12 years	1.24	12,500	1.24
$3.01 - $4.00	100,000	8.04 years	3.02	25,000	3.02
$4.01 - $5.00	25,000	4.26 years	4.76	25,000	4.76

	514,169	3.65 years	$0.51	439,169	$0.88

The per share weighted-average grant date fair value of stock options granted during 2009 was $2.70, while no options were granted during 2010 .  The fair value of the 2009 option grants were estimated using the Black Scholes option pricing model with the following weighted-average assumptions: Risk free interest rate, 3.5%; expected life, 10 years; expected dividend yield, 0%; and expected volatility (estimated based on historical volatility), 96.34%.  We use historical data to estimate option exercise and employee termination factors within the valuation model.

A summary of stock option activity follows:
		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise price	Value of options

Options outstanding at December 31, 2008	892,982	$0.19
Options granted	100,000	3.02
Options forfeited (expired)	—	—
Options exercised	(101,938)	0.04	$291,133

Options outstanding at December 31, 2009	891,044	0.52
Options granted	—	—
Options forfeited (expired)	—	—
Options exercised	(376,875)	0.04	1,467,748

Options outstanding at December 31, 2010	514,169	0.51	1,970,169
Options exercisable at December 31, 2010	439,169	0.88	1,843,419

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Tables in thousands, except share and per share amounts)

(11)  Stockholders' Equity (continued)

During 2010, 140,000 shares of restricted stock were granted with a fair market value on the date of grant of $3.71 per share, 130,000 shares at $4.38 and 10,894 shares at $4.59. During 2009, 100,000 shares of restricted stock were granted with a fair market value on the date of grant of $3.30 per share, 50,000 at $3.20, 175,000 at $3.15 and 50,505 at $3.02.  The fair value of the restricted stock grants were recorded using the fair market value at the date of grant and expensed over the vesting period.  Restricted stock vesting periods vary from six months to four years from the date of grant.

A summary of restricted stock grant activity follows:
		Weighted
		Average
	Number of Shares	Grant Date Fair Value
Stock unvested at December 31, 2008	111,365	$8.51
Stock granted	375,505	3.18
Stock vested	(150,000)	5.03
Stock unvested at December 31, 2009	336,870	4.12
Stock granted	280,894	4.05
Stock vested	(138,005)	5.05

Stock unvested at December 31, 2010	479,759	3.81

Operating expenses included in the consolidated statements of operations for the years ended December 31, 2010 and 2009 include total compensation expense associated with stock options and restricted stock of $935,000 and $871,000, respectively.

The weighted average remaining contractual life of the options exercisable at December 31, 2010 was 2.90 years and at December 31, 2009 was 3.16 years.

As of December 31, 2010, compensation costs related to non-vested awards totaled $1.7 million, which is expected to be recognized over a weighted average period of 2.8 years.

(b) Common Stock Repurchase Program

In October 1998, the Board of Directors approved a plan whereby we are authorized to repurchase from time to time on the open market up to 500,000 shares of its common stock.  At December 31, 1998, we had repurchased 164,375 shares of common stock at an average price per share of $19.08 for a total cost of approximately $3,136,000.  During the year ended December 31, 2006, we repurchased 69,782 shares of common stock at prices ranging from $5.40 to $5.76 price per share for a total cost of approximately $390,000.  During the year ended December 31, 2007, we repurchased 91,966 shares at prices ranging from $7.60 to $8.00 for a total cost of approximately $728,000.  During the year ended December 31, 2008, we repurchased 84,814 shares at prices ranging from $2.90 to $6.73 for a total cost of approximately $500,000.  During 2010 and 2009, no shares were repurchased.  The repurchased shares are held in treasury.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

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

Period of Exercise	Total Options to be Exercised

2011	15,000
2012	15,709
2013	1,250
Beyond 2013	2,500
Total Options	34,459

(12)  Segment Information

We generate substantially all revenues from the design, marketing and distribution of premium quality, technologically innovative golf clubs.  Our products are distributed in both domestic and international markets.  Net sales by customer domicile for these markets consisted of the following for the years ended December 31, 2010 and 2009:

	2010	2009

United States	$69,886	$60,927
Rest of world	16,361	15,212

	$86,247	$76,139

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Tables in thousands, except share and per share amounts)

(12)  Segment Information (continued)

The following table sets forth net sales by product class for the years ended December 31, 2010 and 2009:

	2010	2009

Fairway woods	$14,377	$14,798
Drivers	11,429	9,509
Irons	58,938	51,537
Wedges and other	1,503	295

Total	$86,247	$76,139

(13)  Business and Credit Concentrations

We are currently dependent on three customers, which collectively comprised approximately 28.9% of net sales for the year ended December 31, 2010.  Of these customers, two customers individually represented greater than 5% but less than 10% of net sales, and one customer individually represented greater than 10% but less than 20% of net sales, while no customer represented greater than 20% of net sales for the year ended December 31, 2010. For the year ended December 31, 2009, two customers, which collectively comprised approximately 23.5% of net sales, of which one customer individually represented greater than 5% but less than 10% of net sales, and one customer individually represented greater than 10% but less than 20% of net sales while no customer represented greater than 20% of net sales for the year ended December 31, 2009.   Additionally, we have no customers with an outstanding accounts receivable balance that is greater than 10% of total accounts receivable at December 31, 2010.  The loss of an individual or a combination of these customers or a significant impairment or reduction in such customers' business, including, but not limited to, as a result of the current global economic recession and credit crisis, would have a material adverse effect on net sales, results of operations, financial condition and competitive market position of the Company.

A significant portion of our inventory purchases are from one supplier in China; we purchased approximately 27% and 45% of our total inventory purchased for the years ended December 31, 2010 and 2009, respectively, from this one Chinese supplier.  Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China and Taiwan.  We could, in the future, experience shortages of components for reasons including but not limited to the supplier’s production capacity or materials shortages, or periods of increased price pressures, or bankruptcy or similar material adverse effect on its operations and business, which could have a material adverse effect on our business, results of operations, financial position and/or liquidity.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(Tables in thousands, except share and per share amounts)

(14)  Subsequent Events

On January 19, 2011, with a bid of $1.5 million, we were the winning bidder in a U.S. Bankruptcy Court bulk auction sale held on January 18, 2011 of certain assets of Progear Holdings, Inc. (d/b/a Yes! Golf) (“Yes Golf”).  The acquisition closed on January 20, 2011 upon our payment of $1.65 million, which amount includes administrative costs, and is evidenced by a Bill of Sale executed by the trustee of the Yes! Golf estate. The purchased assets include, among other things, the following assets of Yes Golf: (i) patented putter technology designs, including Yes Golf’s line of “C-Groove Putters,” (ii) registered trademarks and (iii) existing inventory and capital equipment.  The Company is not assuming any of Yes Golf’s liabilities in connection with the acquisition.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

Audit Committee, Board of Directors and Stockholders
Adams Golf, Inc
Plano, Texas

In connection with our audits of the consolidated financial statements of Adams Golf, Inc. (the "Company") for the years ended December 31, 2010 and 2009, we have also audited the following financial statement schedule.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements.  This schedule is presented for the purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/S/ BKD, LLP

Dallas, Texas
March 8, 2011

S-1

Schedule II

ADAMS GOLF, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended December 31, 2010 and 2009

(Table in thousands)

	Balance at	Charged to		Balance at
	Beginning	Cost and Other		End of
Description	of Period	Expenses	Deductions(1)	Period

Allowance for doubtful accounts:
Year ended December 31, 2010	$1,625	1,063	1,053	$1,635
Year ended December 31, 2009	$1,321	1,173	869	$1,625

Product warranty and sales returns reserve:
Year ended December 31, 2010	$2,209	382	24	$2,567
Year ended December 31, 2009	$1,641	241	(327)	$2,209

Inventory obsolescence reserve:
Year ended December 31, 2010	$2,044	—	37	$2,007
Year ended December 31, 2009	$197	3,610	1,369	$2,044

Deferred tax asset valuation allowance:
Year ended December 31, 2010	$9,527	(2,649)	—	$6,878
Year ended December 31, 2009	$5,128	4,399	—	$9,527

(1)
Represents uncollectible accounts charged against the allowance for doubtful accounts, actual costs incurred for warranty repairs and sales returns, and inventory items deemed obsolete charged against the inventory obsolescence reserve.

S-2