Form 10-Q
period 2011-06-30
ADAMS GOLF INC
filed 2011-08-09
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011
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
[ X] Yes   [  ] No

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
[  ] Yes   [X] No

The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 7,702,637 on August 9, 2011.

ADAMS GOLF, INC. AND SUBSIDIARIES

Item 1.
ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS
	June 30, 2011	December 31, 2010
	(unaudited)
Current assets:
Cash and cash equivalents	$3,871	$6,724
Trade receivables, net of allowance for doubtful accounts of $2,453 (unaudited) and $1,788 in 2011 and 2010, respectively	32,837	16,594
Inventories, net	24,627	27,088
Prepaid expenses	716	632
Other current assets	61	250
Total current assets	62,112	51,288

Property and equipment, net	926	879
Deferred tax assets, net	10,228	10,228
Other assets, net	1,536	134
	$74,802	$62,529

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,103	$6,255
Accrued expenses and other current liabilities	13,928	9,175
Total liabilities	20,031	15,430

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 1,250,000 shares; none issued	--	--
Common stock, $0.001 par value; authorized 12,500,000 shares; 8,113,574 and 8,045,078 shares issued and 7,702,637 and 7,634,141 shares outstanding at June 30, 2011 (unaudited) and December 31, 2010, respectively	8	8
Additional paid-in capital	94,886	94,525
Accumulated other comprehensive income	3,014	2,666
Accumulated deficit	(38,383)	(45,346)
Treasury stock, 410,937 common shares at June 30, 2011 and December 31, 2010, at cost	(4,754)	(4,754)
Total stockholders' equity	54,771	47,099

	$74,802	$62,529
Contingencies

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2011	2010	2011	2010

Net sales	$34,116	$31,600	$64,302	$53,957
Cost of goods sold	19,424	16,930	35,454	29,221
Gross profit	14,692	14,670	28,848	24,736

Operating expenses:
Research and development expenses	690	591	1,389	1,219
Selling and marketing expenses	7,974	6,716	14,560	12,409
General and administrative expenses	3,032	2,303	5,783	4,406
Total operating expenses	11,696	9,610	21,732	18,034
Operating income	2,996	5,060	7,116	6,702

Other expense:
Interest expense, net	(39)	(9)	(54)	(18)
Other income (expense), net	--	(5)	--	(6)

Income before income taxes	2,957	5,046	7,062	6,678
Income tax expense	33	123	99	103
Net income	$2,924	$4,923	$6,963	$6,575

Net income per common share - basic	$0.38	$0.69	$0.91	$0.93
- diluted	$0.36	$0.63	$0.86	$0.84

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Six Months Ended June 30, 2011
(unaudited)

	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income	Deficit	Income	Stock	Equity

Balance, December 31, 2010	8,045,078	$8	$94,525	$2,666	$(45,346)		$(4,754)	$47,099
Comprehensive income:
Net income	--	--	--	--	6,963	$6,963	--	6,963
Foreign currency translation	--	--	--	348	--	348	--	348
Comprehensive income	--	--	--	--	--	$7,311	--	--
Stock options exercised	8,750	--	--	--	--		--	--
Issuance of restricted stock	59,746	--	--	--	--		--	--
Compensatory stock and stock options	--	--	361	--	--		--	361
Balance, June 30, 2011	8,113,574	$8	$94,886	$3,014	$(38,383)		$(4,754)	$54,771

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended
	June 30,

	2011	2010
Cash flows from operating activities:
Net income	$6,963	$6,575
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	300	260
Amortization of deferred compensation	361	457
Provision for doubtful accounts	883	740
Provision for inventory reserve	(76)	274
Changes in operating assets and liabilities:
Trade receivables	(17,126)	(15,726)
Inventories	2,536	(425)
Prepaid expenses	(84)	79
Other current assets	190	(13)
Accounts payable	(152)	5,150
Accrued expenses and other current liabilities	4,750	370
Net cash used in operating activities	(1,455)	(2,259)

Cash flows from investing activities:
Purchases of equipment	(243)	(35)
Purchases of intangible assets	(1,501)	--
Net cash used in investing activities	(1,744)	(35)

Cash flows from financing activities:
Principal payments under capital lease obligation	(2)	(7)
Proceeds from exercise of stock options	--	3
Debt financing costs	--	(14)
Net cash used in financing activities	(2)	(18)

Effects of exchange rate changes	348	(134)
Net decrease in cash and cash equivalents	(2,853)	(2,446)
Cash and cash equivalents at beginning of period	6,724	12,562

Cash and cash equivalents at end of period	$3,871	$10,116

Supplemental disclosure of cash flow information
Interest paid	$54	$19
Income taxes paid	$99	$27

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company", "Adams Golf", "we", "us", or "our") for the three and six months ended June 30, 2011 and 2010 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly state the operating results for the respective periods.   However, these operating results are not necessarily indicative of the results expected for the full fiscal year.   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2010 Annual Report on Form 10-K filed with the SEC on March 8, 2011.  The condensed consolidated balance sheet of Adams Golf, Inc. as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date.

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels.  Our recently launched products include Idea Tech V3 irons and hybrids, Idea Pro a12 irons and hybrids, Redline irons, Idea a7 and a7 OS irons and hybrids, Speedline Fast 11 and Speedline 9064 drivers, Speedline Fast 11 fairway woods, and Idea Pro Black hybrids and irons.  We also continue to develop new products under the Yes! Putters, Women's Golf Unlimited, Lady Fairway and Square 2 brands.

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

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):

	June 30,	December 31,
	2011	2010
	(unaudited)
Finished goods	$18,209	$19,096
Component parts	8,350	9,999
Allowance for inventory obsolescence	(1,932)	(2,007)
Total inventory	$24,627	$27,088

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory. At June 30, 2011 and December 31, 2010, inventories included $977,000 and $797,000 of consigned inventory, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Other Assets

Other assets increased from December 31, 2010 to March 31, 2011 due to the purchase of selected assets of Progear Holdings, Inc. (d/b/a Yes! Golf).  On January 20, 2011, we acquired certain assets of Progear Holdings, Inc. (d/b/a Yes! Golf) (“Yes! Golf”)  for $1.65 million, including administrative fees, pursuant to a U.S. Bankruptcy Court bulk auction sale.  The purchased assets of Yes! Golf included, among other things, the following: (i) patented putter technology designs, including Yes! Golf’s line of “C-Groove Putters,” (ii) registered trademarks and (iii) existing inventory and capital equipment.  The Company did not assume any of Yes! Golf’s liabilities in connection with the acquisition.  Intangibles acquired in the Yes! Golf acquisition are being amortized over an estimate useful life of 15 years.  Other assets includes $1.4 million of patent and trademark rights acquired in the Yes! Golf acquisition and $0.7 million from other acquisitions.  Total accumulated amortization of intangibles is $0.6 million.

	June 30,	December 31,
	2011	2010
	(unaudited)
Intangible assets	$1,511	$108
Other assets	25	26
Total other assets	$1,536	$134

Amortization expense for the six months ended June 30, 2011 was approximately $98,000.  Estimated amortization expense for each of the following five years is:

Six months ending December 31, 2011	$106,700
Years ending December 31,
2012	121,700
2013	113,400
2014	113,400
2015	113,400
Thereafter	942,400
Total	$1,511,000

4.   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following on the dates indicated (in thousands):

	June 30,	December 31,
	2011	2010
	(unaudited)
Payroll and commissions	$2,248	$1,618
Product warranty and sales returns and promotional allowances	4,332	2,567
Professional services	55	--
Accrued inventory	23	85
Accrued sales promotions	2,933	2,061
Deferred revenue	2,091	1,605
Other	2,246	1,239
Total accrued expenses and other current liabilities	$13,928	$9,175

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.

6.   Net Income per Common Share

The weighted average common shares used for determining basic and diluted income per common share were 7,692,968 and  8,115,793, respectively, for the three months ended June 30, 2011, and 7,094,641 and 7,851,039, respectively, for the three months ended June 30, 2010.

The effect of all options to purchase shares of our common stock for the three months ended June 30, 2011 resulted in additional dilutive shares of 422,825.  The effect of all options to purchase shares of our common stock for the three months ended June 30, 2010 resulted in additional dilutive shares of 756,398.

The weighted average common shares used for determining basic and diluted income per common share were 7,695,589 and  8,111,448, respectively, for the six months ended June 30, 2011, and 7,042,090 and 7,801,074, respectively, for the six months ended June 30, 2010.

The effect of all options to purchase shares of our common stock for the six months ended June 30, 2011 resulted in additional dilutive shares of 415,859.  The effect of all options to purchase shares of our common stock for the six months ended June 30, 2010 resulted in additional dilutive shares of 758,984.

7.   Geographic Segment and Data

We generate substantially all revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  Our products are distributed in both domestic and international markets.  Net sales for these markets consisted of the following during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
United States	$26,506	$25,405	$51,487	$43,649
Rest of world	7,610	6,195	12,815	10,308
Total net sales	$34,116	$31,600	$64,302	$53,957

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

9.   Comprehensive Income

Comprehensive income for the six months ended June 30, 2011 was approximately $7.3 million.

10.   Stock-Based Compensation

We maintain the 2002 Equity Incentive Plan (the "Plan") for employees, outside directors and consultants.  At June 30, 2011, 505,419 options were outstanding under the Plan with exercise prices ranging from $0.04 to $4.80 per share.  The requisite service periods for the options to vest vary from six months to four years and the options expire ten years from the date of grant.  At June 30, 2011, 75,015 shares remained available for grant under the Plan, including forfeitures.

During the six months ended June 30, 2011 and 2010, no options were granted.

Compensation expense associated with stock options and restricted stock grants for the three and six months ended June 30, 2011 was $196,000 and $361,000, respectively, and for the three and six months ended June 30, 2010 was $209,000 and $457,000, respectively.

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value of Options

Options outstanding at December 31, 2010	514,169	$0.88
Options granted	--	--	--
Options forfeited / expired	--	--	--
Options exercised	8,750	0.04	67,463

Options outstanding at June 30, 2011	505,419	0.89	3,334,372

Options exercisable at June 30, 2011	455,419	0.66	3,110,872

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.   Stock-Based Compensation (continued)

The weighted average remaining contractual life of the options outstanding under the Plan at June 30, 2011 was 3.15 years and for those outstanding options that were exercisable at June 30, 2011 was 2.67 years.

As of June 30, 2011, compensation costs related to non-vested awards under the Plan totaled $1.5 million related to non-vested restricted shares and $0.1 million related to non-vested options, which are expected to be recognized over a weighted average period of 2.5 years.

The compensation costs of restricted stock awards under the Plan were determined based on the fair value of our common stock on the date of grant and expensed over each award's respective vesting period.  Restricted stock vesting periods vary from immediate to four years from the date of grant.  59,746 shares of restricted stock awards were granted during the six months ended June 30, 2011. 50,000 of such shares of restricted stock were granted with a fair value of $5.57 per share; 5,241 of such shares of restricted stock were granted with a fair value of $4.77 per share; and 4,505 of such shares of restricted stock were granted with a fair value of $5.55 per share.

A rollforward of non-vested restricted stock follows:

		Weighted
	Number of	Average
	Shares	Grant Date Fair Value

Non-vested stock at December 31, 2010	479,759	$3.81
Stock granted	59,746	5.49
Stock vested	(93,140)	3.74

Non-vested stock at June 30, 2011	446,365	4.05

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

Period of Exercise	Total Options to be Exercised

2011	6,250
2012	15,709
2013	1,250
Beyond 2013	2,500

Total Options	25,709

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   New Accounting Pronouncement

There have been no new material accounting pronouncements that are applicable to our business for this period.

12.   Liquidity

In November 2007, we signed a revolving credit agreement, which expires in November 2012, with Wachovia Bank, NA to provide a credit line of up to $15.0 million in short term debt.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio.  This agreement was amended in June 2009 so that the ratio need only be maintained while we have less than $5.0 million in availability on the facility, and it was further amended in December 2009 to provide that our debt covenant ratio need only be maintained while we have less than $2.0 million in availability on the facility between March and June of each year.  Interest on outstanding balances accrues at a rate of LIBOR plus 2.50% and is payable monthly.  As of June 30, 2011 and August 9, 2011, we had no outstanding borrowings on our credit facility and we were in compliance with the terms of our agreement.  In 2008, Wells Fargo Bank, NA acquired Wachovia Bank, NA.  As a result, Wells Fargo Bank, NA, as successor to Wachovia Bank, NA, became our lender under the line of credit and is subject to all of the terms and conditions thereof.

13.   Contingencies

We maintain directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering our initial public offering, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In June 1999, a class action lawsuit, which we settled in June 2010 and finally resolved in June 2011, was filed against us concerning our initial public offering.  We have met the financial deductible of our directors' and officers' insurance policy for the period covered by the lawsuit.  On March 30, 2006, Zurich American Insurance Company ("Zurich"), which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage of claims in the class action lawsuit because it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, Thilman & Filipini, LLC ("T&F"), asserting various causes of action arising out of T&F's alleged failure to notify Zurich of the class action lawsuit.  T&F moved to dismiss our lawsuit on the basis that our suit was premature in that we had not been damaged because we had not paid any sums in satisfaction of a judgment or settlement of the class action securities litigation.  That motion was denied pursuant to a Memorandum Opinion and Order dated September 26, 2008.  On November 16, 2009, we filed a Second Amended Complaint reasserting our causes of action against T&F and adding Zurich as a defendant to the lawsuit, asserting various causes of action against it arising out of its denial of coverage for the class action lawsuit.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.   Contingencies (continued)

On June 13, 2011, the Circuit Court of Cook County, Illinois (the “State Court”), among other things: (i) granted a Motion for Partial Summary Judgment filed by us against Zurich finding that Zurich had breached its contract with us; (ii) denied Zurich’s motion for summary judgment on our claim for violations of the Texas Prompt Payment of Claims statute; and (iii) dismissed our claims for misrepresentation and unfair claims settlement practices under Chapter 541 of the Texas Insurance Code.  These rulings are interlocutory, which means the State Court is free to alter or vacate the rulings.  If the rulings stand, we would be entitled to recover from Zurich the sum of: (i) $5 million, (ii) 18% interest on that amount from the date of loss through the entry of final judgment and (iii) reasonable attorneys’ fees.  We are also seeking consequential damages.  The amount of consequential damages, if any, and attorneys’ fees remain to be resolved at the time of trial.  Given the preliminary nature of the State Court’s rulings, the amount, if any, that we actually recover from Zurich or our former insurance broker, T&F, may vary materially from the amounts described above.  Any final judgment would also be subject to an appeal, and any ultimate recovery in the case would be subject to payment of the first $1.25 million of any sums collected, net of fees and costs of suit, to the class action plaintiffs pursuant to our settlement agreement with them.  The case does not currently have a trial date.  At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

14.   Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

15.   Business and Credit Concentrations

We are currently dependent on two customers, which collectively comprised approximately 25% of net sales for the three months ended June 30, 2011.  One customer individually represented greater than 5% but less than 10% and one customer individually represented greater than 10% but less than 20% of net sales and no customers represented greater than 20% of net sales for the three months ended June 30, 2011.  For the three months ended June 30, 2010, we were dependent on two customers, which collectively comprised approximately 23% of net sales.  One customer individually represented greater than 5% but less than 10% and the other customer individually represented greater than 10% but less than 20% of net sales and no customers represented greater than 20% of net sales for the three months ended June 30, 2010.

For the six months ended June 30, 2011, we were dependent on two customers, which collectively comprised approximately 28% of net sales.  Of these, one customer individually represented greater than 5% but less than 10% of net sales for the period, and one customer represented greater than 10% but less than 25% of net sales and no customers represented greater than 25% of net sales.  For the six months ended June 30, 2010, two customers comprised approximately 26% of net sales.  Of these, one customer individually represented greater than 10% but less than 15% of net sales for the period, and one customer represented greater than 15% but less than 20% of net sales and no customers represented greater than 20% of net sales.

Additionally, we have one customer with an outstanding accounts receivable balance that is greater than 10% but less than 20% of total accounts receivable at June 30, 2011.  The loss of this individual customer or a combination of customers or a significant impairment or reduction in such customers' business, including, but not limited to, as a result of the current global economic recession, would have a material adverse effect on consolidated net sales, results of operations, financial condition and competitive market position of the Company.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.   Business and Credit Concentrations (continued)

A significant portion of our inventory purchases are from a small group of suppliers in China; approximately 35%
 of our total inventory purchased for the six months ended June 30, 2011 was from two Chinese suppliers.  Many of our industry suppliers are located in China.  We do not anticipate any changes in the relationships with our suppliers.  If such change were to occur, we have alternative sources available; however, a loss of our primary supplier or significant impairment to its business, including, but not limited to, due to the global economic recession, could adversely affect our business during the period in which we would have to find an alternative source for such supplies.

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

	Beginning Balance	Charges for Warranty Claims	Estimated Accruals	Ending Balance
Quarter ended December 31, 2010	$427	(80)	(53)	$294
Quarter ended March 31, 2011	$294	(75)	78	$297
Quarter ended June 30, 2011	$297	(64)	38	$271

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2011 included elsewhere in this quarterly report on Form 10-Q (this "Quarterly Report"), and with our consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on March 8, 2011(our "Annual Report"), and (ii) the discussion under the caption "Risk Factors" in our Annual Report and any material changes from the risk factors as previously disclosed in our Annual Report set forth in Item 1A of Part II below or in any other quarterly report on Form 10-Q filed after the date of our Annual Report.

Forward Looking Statements

This Quarterly Report contains "forward looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including, without limitation, in the notes to the consolidated financial statements included in this Quarterly Report and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report.  Any and all statements contained in this Quarterly Report that are not statements of historical fact may be deemed forward-looking statements.  The statements include, but are not limited to statements concerning: (i) pending litigation, (ii) liquidity and our ability to increase revenues or achieve satisfactory operational performance, (iii) our ability to satisfy our cash requirements and our ability to satisfy our capital needs, including cash requirements during the next 12 months, (iv) our ability to produce products commercially acceptable to consumers, (v) estimates and assumptions used in determining and realizing open orders, and (vi) our ability to integrate the Yes! Golf assets into our operations.  Forward looking statements also include terminology such as "may," "might," "will," "would," "should," "could," "project," "pro forma," "predict," "potential," "strategy," "attempt," "develop," "continue," "future,"  "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe."  Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

--	The global economic uncertainty and the impact of changing economic conditions;
--	Business conditions in the golf industry;
--	Our ability to maintain historical growth in revenue and profitability;
--	Product development difficulties;
--	The adequacy of the allowance for doubtful accounts, obsolete inventory and warranty reserves;
--	Product approval and conformity to governing body regulations;
--	Our ability to attract and maintain key personnel and the endorsements of golf professionals;
--	Assembly difficulties;
--	Product introductions;
--	Patent infringement risks;
--	Uncertainty of the ability to protect intellectual property rights;
--	Market demand and acceptance of products;
--	The future market for our capital stock and the uncertainty in the debt and equity markets;
--	The success of our marketing and tour strategies;
--	Our dependence on one supplier for a majority of our inventory products;
--	Our dependence on suppliers who are concentrated in one geographic region;
--	Our dependence on one or a limited number of customers;
--	Solvency of, and reliance on, third parties, including suppliers, customers, and freight transporters;
--	The actions of competitors, including pricing, advertising and product development risks in technology;
--	The uncertainty of the results of pending litigation;
--	Investor audience, interest or valuation;
--	The management of inventory levels, sales channels and re-distribution;
--	The risk associated with litigation and the risks associated with losses that may prove unrecoverable under existing insurance policies;
--	Our ability to manage seasonality in our business and its effects on our quarterly results;
--	Our ability to manage international business risks; and

--	Other factors detailed under Item 1A. "Risk Factors", of our Annual Report and any quarterly report on Form 10-Q filed after the date of our Annual Report.

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

Overview

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels.  Our recently launched products include Idea Tech V3 irons and hybrids, Idea Pro a12 irons and hybrids, Redline irons, Idea a7 and a7 OS irons and hybrids, Speedline Fast 11 and Speedline 9064 drivers, Speedline Fast 11 fairway woods, and Idea Pro Black hybrids and irons.  We also continue to develop new products under the Yes! Putters, Women's Golf Unlimited, Lady Fairway and Square 2 brands.

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

Key Performance Indicators

Our management team has defined and tracks performance against several key sales, operational and balance sheet performance indicators.  Key sales performance indicators include, but are not limited to, the following:

--	Daily sales by product group
--	Daily sales by geography
--	Sales by customer channel
--	Gross margin performance
--	Market share by product at retail
--	Inventory share by product at retail

Tracking these sales performance indicators on a regular basis allows us to understand whether we are on target to achieve our internal sales plans.

Key operational performance indicators include, but are not limited to, the following:

--	Product returns (dollars and percentage of sales)
--	Product credits (dollars and percentage of sales)
--	Units shipped per man-hour worked
--	Orders shipped on time
--	Expenses by department
--	Inbound and outbound freight cost by mode (dollars and dollars per unit)
--	Inbound freight utilization by mode (ocean vs. air)
--	Vendor purchase order cycle time

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.9	53.6	55.1	54.2
Gross profit	43.1	46.4	44.9	45.8
Operating expenses:
Research and development expenses	2.0	1.9	2.2	2.3
Sales and marketing expenses	23.4	21.3	22.6	23.0
General and administrative expenses	8.9	7.2	9.0	8.1
Total operating expenses	34.3	30.4	33.8	33.4
Interest income (expense), net	(0.1)	--	(0.1)	--
Other income, net	--	--	--	--
Income before income taxes	8.7	16.0	11.0	12.4
Income tax expense	0.1	0.4	0.2	0.2
Net income	8.6%	15.6%	10.8%	12.2%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Overview

During the second quarter of 2011 we generated an 8% growth in net sales as compared to the second quarter of 2010.  This percentage increase in overall growth in net sales during the second quarter of 2011 is in addition to the positive growth in net sales experienced during the second quarter of 2010 as a result of inventory delays that were resolved during that period.  Our gross margins decreased slightly as a result of promotional programs put in place during the later part of the second quarter of 2011 along with slightly higher product costs from our suppliers.

Net Sales

Total net sales increased to $34.1 million for the three months ended June 30, 2011 from $31.6 million for the comparable period of 2010.  Our sales were primarily driven by the product sales of recently launched Idea Pro a12 hybrids and irons, Redline irons and the Speedline F11 fairway woods and drivers.  In addition, the Idea Tech V3 irons and hybrids, Idea a7 and a7 OS irons and hybrids and integrated package sets were a significant contributor to the net sales during the period.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from six months to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.

	Three Months Ended June 30,
	2011	2010
	(unaudited)
Irons	72.3%	73.9%
Fairway woods	22.8	15.8
Drivers	5.5	10.1
Wedges and Other	(0.6)	0.2
Total net sales	100%	100%

Net sales of irons increased to $24.7 million, or 72.3% of total net sales, for the three months ended June 30, 2011 from $23.4 million, or 73.9% of total net sales, for the comparable period of 2010.  Net sales of irons for the three months ended June 30, 2011 primarily resulted from sales of the recently introduced Idea Pro a12 and Redline irons along with the Idea Tech V3 irons, the Idea a7 and a7 OS irons and integrated iron sets.  A smaller portion of sales resulted from the close out of the Idea a4 irons.  For the comparable period of 2010, net sales primarily resulted from sales of the Idea a7 and a7 OS irons and a smaller portion of sales resulted from the close out of the Idea a3 OS irons and integrated iron sets.

Net sales of fairway woods increased to $7.8 million, or 22.8% of total net sales, for the three months ended June 30, 2011, from $5.0 million, or 15.8% of total net sales, for the comparable period of 2010.  Net sales of fairway woods for the three months ended June 30, 2011 primarily were generated from sales of Idea Pro a12 hybrids, the Tech V3 hybrids, the Idea a7 and a7 OS hybrids and Speedline Fast 11 fairway woods.  Net sales of fairway woods for the three months ended June 30, 2010 primarily were generated from sales of Idea a7 and a7 OS hybrids and Speedline Fast 10 fairway woods.

Net sales of drivers decreased to $1.9 million, or 5.5% of total net sales, for the three months ended June 30, 2011 from $3.2 million, or 10.1% of total net sales, for the comparable period of 2010.  A large portion of the driver net sales for the three months ended June 30, 2011 was generated by the sales of the Speedline Fast 11 driver, while in the comparable period of 2010, net sales were primarily driven by the sales of the Speedline Fast 10 driver.

We were dependent on two customers, which collectively comprised approximately 25% of net sales for the three months ended June 30, 2011.  Should one of these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

	Three Months Ended June 30,
	2011	2010
	(unaudited)
United States	$26,506	$25,405
Rest of world	7,610	6,195
Total net sales	$34,116	$31,600

Net sales of our products outside the United States increased to $7.6 million, or 22.3% of total net sales, from $6.2 million, or 19.6% of total net sales, for the three months ended June 30, 2011 and 2010, respectively.  Net sales resulting from countries outside the United States and Canada increased to 7.2% of total net sales for the three months ended June 30, 2011 from 6.4% for the comparable period of 2010.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales increased to 56.9% of total net sales, or $19.4 million, for the three months ended June 30, 2011 from 53.6% of total net sales, or $16.9 million, for the comparable period of 2010.  The increase as a percentage of total net sales was primarily due to changes in our product mix, increased product costs from our suppliers in China, and increased promotional activity in the marketplace during the second quarter of 2011.

Operating Expenses

Selling and marketing expenses increased to $8.0 million for the three months ended June 30, 2011 from $6.7 million for the comparable period in 2010.  The increase was primarily the result of an increase in marketing and tour expense of $0.7 million, increased commission expense of $0.2 million associated with higher revenues and increased compensation expense of $0.3 million.

General and administrative expenses increased to $3.0 million for the three months ended June 30, 2011 from $2.3 million for the comparable period in 2010.  The increase was primarily the result of an increase in legal expense of $0.4 million associated with pursuing our suit against a previous insurance carrier.  For more information, see Part II, Item 1, "Legal Proceedings".

Research and development expenses, primarily consisting of costs associated with development of new products, increased slightly to $0.7 million for the three months ended June 30, 2011 from $0.6 million for the comparable period in 2010.

Six months Ended June 30, 2011 Compared to Six months Ended June 30, 2010

Overview

During the first half of 2011, we generated approximately 19.1% growth in net sales compared to the first half of 2010.  This overall growth was driven by our continued success in product development and overall brand growth.  While our gross margins decreased slightly as compared to the same period during 2010, total net income for the six months ended June 30, 2011 was greater than the corresponding period in 2010.

Net Sales

Total net sales increased to $64.3 million for the six months ended June 30, 2011 from $54.0 million for the comparable period of 2010.  Our sales were primarily driven by sales of Idea Tech V3 irons and hybrids, Idea a7 and a7 OS irons and hybrids and integrated package sets.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from six months to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.

	Six months Ended June 30,
	2011	2010
	(unaudited)
Irons	67.0%	70.0%
Fairway woods	23.7	17.8
Drivers	9.5	13.1
Wedges and Other	(0.2)	(0.9)
Total net sales	100%	100%

Net sales of irons increased to $43.1 million, or 67.0% of total net sales, for the six months ended June 30, 2011 from $37.7 million, or 70.0% of total net sales, for the comparable period of 2010.  Net sales of irons for the six months ended June 30, 2011 primarily resulted from sales of the recently introduced Idea Pro a12 and Redline irons along with the Idea Tech V3 irons, the Idea a7 and a7 OS irons and integrated iron sets and a smaller portion of sales resulted from the close out of the Idea a4 irons.  For the comparable period of 2010, net sales primarily resulted from sales of the Idea a7 and a7 OS irons and a smaller portion of sales resulted from the close out of the Idea a3 OS irons and integrated iron sets.

Net sales of fairway woods increased to $15.3 million, or 23.7% of total net sales, for the six months ended June 30, 2011, from $9.6 million, or 17.8% of total net sales, for the comparable period of 2010.  Net sales of fairway woods for the six months ended June 30, 2011 primarily were generated from sales of Idea Pro a12 hybrids, the Tech V3 hybrids, the Idea a7 and a7 OS hybrids and Speedline Fast 11 fairway woods.  Net sales of fairway woods for the six months ended June 30, 2010 primarily were generated from sales of Idea a7 and a7 OS hybrids and Speedline Fast 10 fairway woods.

Net sales of drivers decreased to $6.1 million, or 9.5% of total net sales, for the six months ended June 30, 2011 from $7.1 million, or 13.1% of total net sales, for the comparable period of 2010.  A large portion of the driver net sales for the six months ended June 30, 2011 were generated by sales of the Speedline Fast 11 driver, while in the comparable period of 2010, net sales were primarily driven by sales of the Speedline Fast 10 driver.

For the six months ended June 30, 2011, we were dependent on two customers, which collectively comprised approximately 28% of net sales for the six months ended June 30, 2011.  Should one of these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

	Six months Ended June 30,
	2011	2010
	(unaudited)
United States	$51,487	$43,649
Rest of world	12,815	10,308
Total net sales	$64,302	$53,957

Net sales of our products outside the United States increased to $12.8 million, or 19.9% of total net sales, from $10.3 million, or 19.1% of total net sales, for the six months ended June 30, 2011 and 2010, respectively.  Net sales resulting from countries outside the United States and Canada increased to 6.6% of total net sales for the six months ended June 30, 2011 from 5.4% for the comparable period of 2010.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales increased to 55.1% of total net sales, or $35.5 million, for the six months ended June 30, 2011 from 54.2% of total net sales, or $29.2 million, for the comparable period of 2010.  The increase as a percentage of total net sales was primarily due to changes in our product mix along with increases in promotional activity in the marketplace during the second quarter of 2011.

Operating Expenses

Selling and marketing expenses increased to $14.6 million for the six months ended June 30, 2011 from $12.4 million for the comparable period in 2010.  The increase was primarily the result of an increase in marketing and tour expense of $1.1 million, increased commission expense of $0.7 million associated with higher revenues and increased compensation expense of $0.5 million.

General and administrative expenses increased to $5.8 million for the six months ended June 30, 2011 from $4.4 million for the comparable period in 2010.  The increase was primarily the result of an increase in legal expense of $0.7 million associated with pursuing our suit against a previous insurance carrier.  For more information, see Part II, Item 1, "Legal Proceedings".

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $1.4 million for the six months ended June 30, 2011 from $1.2 million for the comparable period in 2010.

Assets

Our net accounts receivable balances were approximately $32.8 million and $16.6 million at June 30, 2011 and December 31, 2010, respectively.  The increase was consistent with the seasonality of our business; historically, sales in the golf industry are stronger in the first half of the year as compared to the second half of the year.

Our inventory balances were approximately $24.6 million and $27.1 million at June 30, 2011 and December 31, 2010, respectively.  The decrease in inventory levels was primarily due to continued efforts to obtain appropriate inventory levels of product lines to support the seasonality of our business along with business growth.

Other assets were approximately $1.5 million and $0.1 million at June 30, 2011 and December 31, 2010, respectively.  The increase in other assets was primarily driven from the purchase of patents and trademarks from the Yes! Golf acquisition.

Our accrued liabilities balances were approximately $13.9 million and $9.2 million at June 30, 2011 and December 31, 2010, respectively.  The increase in accrued liabilities is primarily associated with the seasonality of the business where our advertising accruals, sales reserve accruals and deferred revenues are larger during this time of the year.

Liquidity and Capital Resources

Our principal sources of liquidity are cash reserves, cash flows provided by operations and our credit facilities in effect from time to time.  Cash inflows from operations are generally driven by collections of accounts receivables from customers, which generally increase in the second quarter and continue into the third quarter and then begin to decrease during the fourth quarter.  As necessary, we could use our credit facility to supplement our cash inflows from operations as well as effect other investing activities such as potential future acquisitions.  Cash outflows are primarily tied to procurement of inventory which typically begins to build during the fourth quarter and continues to increase heavily into the first and second quarters in order to meet demands during the height of the golf season.

Cash and cash equivalents decreased to $3.9 million at June 30, 2011 compared to $6.7 million at December 31, 2010.  The decrease was primarily due to an increase in accounts receivable of $17.1 million and an increase in other assets of $1.5 million related to the purchase of intangible assets from Yes! Golf, partially offset by an increase in accounts payable and accrued expenses of $4.6 million and a decrease in inventory of $2.5 million.

In November 2007, we signed a revolving credit agreement, which expires in November 2012, with Wachovia Bank, NA to provide a credit line of up to $15.0 million in short term debt.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio.  This agreement was amended in June 2009 so that the ratio need only be maintained while we have less than $5.0 million in availability on the facility, and it was further amended in December 2009 to provide that our debt covenant ratio need only be maintained while we have less than $2.0 million in availability on the facility between March and June of each year.  Interest on outstanding balances accrues at a rate of LIBOR plus 2.50% and is payable monthly.  As of June 30, 2011 and August 9, 2011, we had no outstanding borrowings on our credit facility and we were in compliance with the terms of our agreement.  In 2008, Wells Fargo Bank, NA acquired Wachovia Bank, NA.  As a result, Wells Fargo Bank, NA, as successor to Wachovia Bank, NA, became our lender under the line of credit and is subject to all of the terms and conditions thereof.

Working capital, or our current assets less our current liabilities, increased to $42.1 million at June 30, 2011 compared to $35.9 million at December 31, 2010.   Approximately 53% of our current assets were comprised of accounts receivable at June 30, 2011 compared to 32% at December 31, 2010.  Due to industry sensitivity to consumer buying trends, seasonality and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability and to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  Due to the competitiveness of the golf retail market, we believe that more customers may request payment terms and we expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect such trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under our credit facility, we would be required to obtain additional financing, which may not be available at all or in the full amounts necessary, or limit expenditures to the extent of available cash on hand, all of which could adversely effect our current growth plans.

Our anticipated sources of liquidity over the next twelve months are expected to be cash reserves, projected cash flows from operations and available borrowings under our credit facility and we anticipate that these sources will provide us with sufficient capital to fund our expected capital expenditure programs during 2011.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to our operations if cash is needed in other areas of our operations.  In addition, cash flows from operations and cash reserves will be used to support ongoing purchases of component parts for our current and future product lines.  We expect that our projected cash flows from operations, current cash reserves and borrowings available under our credit facility will be sufficient to meet our working capital requirements during periods of low cash flows resulting from the seasonality of the golf industry.

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

   Long-Lived Assets, Amortization and Impairment

Long-lived assets consists of property and equipment and intangible assets.  We amortize long-lived assets on a straight line basis over the determined useful life of each asset.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three and six months ended June 30, 2011 and 2010, there was no impairment of long-lived assets.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our Internal Controls Over Financial Reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three and six months ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We maintain directors' and officers' and corporate liability insurance to cover certain risks associated with these securities claims filed against us or our directors and officers.  During the period covering our initial public offering, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In June 1999, a class action lawsuit, which we settled in June 2010 and finally resolved in June 2011, was filed against us concerning our initial public offering.  We have met the financial deductible of our directors' and officers' insurance policy for the period covered by the lawsuit.  On March 30, 2006, Zurich American Insurance Company ("Zurich"), which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage of claims in the class action lawsuit because it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, Thilman & Filipini, LLC ("T&F"), asserting various causes of action arising out of T&F's alleged failure to notify Zurich of the class action lawsuit.  T&F moved to dismiss our lawsuit on the basis that our suit was premature in that we had not been damaged because we had not paid any sums in satisfaction of a judgment or settlement of the class action securities litigation.  That motion was denied pursuant to a Memorandum Opinion and Order dated September 26, 2008.  On November 16, 2009, we filed a Second Amended Complaint reasserting our causes of action against T&F and adding Zurich as a defendant to the lawsuit, asserting various causes of action against it arising out of its denial of coverage for the class action lawsuit.

On June 13, 2011, the Circuit Court of Cook County, Illinois (the “State Court”), among other things: (i) granted a Motion for Partial Summary Judgment filed by us against Zurich finding that Zurich had breached its contract with us; (ii) denied Zurich’s motion for summary judgment on our claim for violations of the Texas Prompt Payment of Claims statute; and (iii) dismissed our claims for misrepresentation and unfair claims settlement practices under Chapter 541 of the Texas Insurance Code.  These rulings are interlocutory, which means the State Court is free to alter or vacate the rulings.  If the rulings stand, we would be entitled to recover from Zurich the sum of: (i) $5 million, (ii) 18% interest on that amount from the date of loss through the entry of final judgment and (iii) reasonable attorneys’ fees.  We are also seeking consequential damages.  The amount of consequential damages, if any, and attorneys’ fees remain to be resolved at the time of trial.  Given the preliminary nature of the State Court’s rulings, the amount, if any, that we actually recover from Zurich or our former insurance broker, T&F, may vary materially from the amounts described above.  Any final judgment would also be subject to an appeal, and any ultimate recovery in the case would be subject to payment of the first $1.25 million of any sums collected, net of fees and costs of suit, to the class action plaintiffs pursuant to our settlement agreement with them.  The case does not currently have a trial date.  At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty.

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

ADAMS GOLF, INC.

Date: August 9, 2011	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2011	By: /S/ PAMELA HIGH
Pamela J. High
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1, File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed on February 14, 2008	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-33978 (Exhibit 3.2)

Exhibit 3.3	Amended and Restated By-laws	Incorporated by reference to Form S-1, File No. 333-51715 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8, File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1, File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1, File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-24583 (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8, File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Stock Incentive Plan for Adams Golf, Inc.	Incorporated by reference to Annex A of the 2002 Proxy Statement, File No. 000-24583 (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8, File No. 333-112622 (Exhibit 4.7)

Exhibit 10.1	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-24583 (Exhibit 10.12)

Exhibit 10.2*	Asset Purchase Agreement of Women’s Golf Unlimited	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2006, File No. 000-24583 (Exhibit 10.11)

Exhibit 10.3	Revolving Line of Credit between Adams Golf, Inc and Wachovia Bank, National Association	Incorporated by reference to the Report on Form 8-K, dated November 13, 2007 (Exhibit 10.1)

Exhibit 10.4	Commercial Lease Agreement dated December 15, 2007, between MDN/JSC -II Limited and the Company	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007, File No. 333-51715 (Exhibit 10.9)

Exhibit 10.5	Commercial Lease Agreement dated April 10, 2008, between CLP Properties Texas, L.P. and the Company	Incorporated by reference to the Report on Form 8-K, dated April 15, 2008 (Exhibit 10.1)

Exhibit 10.6	Employment Agreement - Byron (Barney) H. Adams	Incorporated by reference to the Report on Form 8-K, dated January 12, 2009 (Exhibit 10.1)

Exhibit 10.7	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 001-33978 (Exhibit 10.9)

Exhibit 10.8	Amendment to Revolving line of Credit between Adams Golf, Inc and Wachovia Bank, National Association	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-33978 (Exhibit 10.9)

Exhibit 10.9	Stipulation of Settlement of In Re Adams Golf, Inc. Securities Litigation, dated December 9, 2009	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33978 (Exhibit 10.10)

Exhibit 10.10	Change of Control Agreement – Pamela High, Chief Financial Officer	Incorporated by reference to the Report on Form 8-K, dated March 2, 2011 (Exhibit 10.1)

Exhibit 10.11	Bill of Sale dated January 20, 2011	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 001-33978 (Exhibit 10.11)

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 101.INS**	XBRL Instance Document	Included in this filing

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document	Included in this filing

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Included in this filing

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Included in this filing

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Included in this filing

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Included in this filing

___________________
*	The SEC has granted our request for confidential treatment of certain portions of these agreements.
**
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is “furnished” and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.