Form 10-Q
period 2011-09-30
ADAMS GOLF INC
filed 2011-11-08
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
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

Large accelerated filer [  ]          Accelerated filer [  ]          Non-accelerated filer [  ]          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes   [X] No

The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 7,804,664 on November 8, 2011.

ADAMS GOLF, INC. AND SUBSIDIARIES

Item 1.
ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS
	September 30, 2011	December 31, 2010
	(unaudited)
Current assets:
Cash and cash equivalents	$11,291	$6,724
Trade receivables, net of allowance for doubtful accounts of $2,461 (unaudited) and $1,788 in 2011 and 2010, respectively	21,806	16,594
Inventories, net	22,870	27,088
Prepaid expenses	83	632
Other current assets	3,006	250
Total current assets	59,056	51,288

Property and equipment, net	864	879
Deferred tax assets, net	10,228	10,228
Other assets, net	1,479	134
	$71,627	$62,529

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,380	$6,255
Accrued expenses and other current liabilities	11,947	9,175
Total liabilities	16,327	15,430

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 1,250,000 shares; none issued	--	--
Common stock, $0.001 par value; authorized 12,500,000 shares; 8,177,516 and 8,045,078 shares issued and 7,766,579 and 7,634,141 shares outstanding at September 30, 2011 (unaudited) and December 31, 2010, respectively	8	8
Additional paid-in capital	95,085	94,525
Accumulated other comprehensive income	2,861	2,666
Accumulated deficit	(37,900)	(45,346)
Treasury stock, 410,937 common shares at September 30, 2011 and December 31, 2010, at cost	(4,754)	(4,754)
Total stockholders' equity	55,300	47,099

	$71,627	$62,529
Contingencies

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010

Net sales	$20,505	$19,685	$84,807	$73,643
Cost of goods sold	11,180	11,432	46,635	40,653
Gross profit	9,325	8,253	38,172	32,990

Operating expenses:
Research and development expenses	733	663	2,122	1,881
Selling and marketing expenses	5,677	4,883	20,237	17,292
General and administrative expenses	2,391	2,087	8,173	6,496
Total operating expenses	8,801	7,633	30,532	25,669
Operating income	524	620	7,640	7,321

Other expense:
Interest expense, net	(8)	(7)	(62)	(25)
Other income (expense), net	--	(8)	(1)	(13)

Income before income taxes	516	605	7,577	7,283
Income tax expense	33	70	131	174
Net income	$483	$535	$7,446	$7,109

Net income per common share - basic	$0.06	$0.07	$0.96	$1.00
- diluted	$0.06	$0.07	$0.92	$0.92

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Nine Months Ended September 30, 2011
(unaudited)

	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income	Deficit	Income	Stock	Equity

Balance, December 31, 2010	8,045,078	$8	$94,525	$2,666	$(45,346)		$(4,754)	$47,099
Comprehensive income:
Net income	--	--	--	--	7,446	$7,446	--	7,446
Foreign currency translation	--	--	--	195	--	195	--	195
Comprehensive income	--	--	--	--	--	$7,641	--	--
Stock options exercised	69,350	--	3	--	--		--	3
Issuance of restricted stock	63,088	--	--	--	--		--	--
Compensatory stock and stock options	--	--	557	--	--		--	557
Balance, September 30, 2011	8,177,516	$8	$95,085	$2,861	$(37,900)		$(4,754)	$55,300

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended
	September 30,

	2011	2010
Cash flows from operating activities:
Net income	$7,446	$7,109
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	455	381
Amortization of deferred compensation	557	673
Provision for doubtful accounts	1,101	959
Provision for inventory reserve	(89)	99
Changes in operating assets and liabilities:
Trade receivables	(6,312)	(6,089)
Inventories	4,307	(3,476)
Prepaid expenses	549	(317)
Other current assets	(2,757)	(92)
Accounts payable	(1,874)	(584)
Accrued expenses and other current liabilities	2,775	(1,095)
Net cash provided by (used in) operating activities	6,158	(2,432)

Cash flows from investing activities:
Purchases of equipment	(280)	(100)
Purchases of intangible assets	(1,501)	--
Net cash used in investing activities	(1,781)	(100)

Cash flows from financing activities:
Principal payments under capital lease obligation	(3)	(11)
Proceeds from exercise of stock options	3	10
Debt financing costs	(5)	(14)
Net cash used in financing activities	(5)	(15)

Effects of exchange rate changes	195	253
Net increase (decrease) in cash and cash equivalents	4,567	(2,294)
Cash and cash equivalents at beginning of period	6,724	12,562

Cash and cash equivalents at end of period	$11,291	$10,268

Supplemental disclosure of cash flow information
Interest paid	$63	$29
Income taxes paid	$131	$174

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company", "Adams Golf", "we", "us", or "our") for the three and nine months ended September 30, 2011 and 2010 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly state the operating results for the respective periods.   However, these operating results are not necessarily indicative of the results expected for the full fiscal year.   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2010 Annual Report on Form 10-K filed with the SEC on March 8, 2011.  The condensed consolidated balance sheet of Adams Golf, Inc. as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date.

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels.  Our recently launched products include the Idea a12 OS irons and hybrids, Idea a12 hybrids, Idea Pro a12 irons and hybrids, Tech V3 irons and hybrids, Redline irons, Idea a7 and a7 OS irons and hybrids, Speedline Fast 11, 9088 UL and 9064 drivers, and Speedline Fast 11 fairway woods.  We also continue to develop new products under the Yes! Putters, Women's Golf Unlimited, Lady Fairway and Square 2 brands.

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

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):

	September 30,	December 31,
	2011	2010
	(unaudited)
Finished goods	$16,687	$19,096
Component parts	8,101	9,999
Allowance for inventory obsolescence	(1,918)	(2,007)
Total inventory	$22,870	$27,088

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory. At September 30, 2011 and December 31, 2010, inventories included $1,157,000 and $797,000 of consigned inventory, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Other Other Assets

Other assets increased from December 31, 2010 to September 30, 2011 due to the purchase of selected assets of Progear Holdings, Inc. (d/b/a Yes! Golf).  On January 20, 2011, we acquired certain assets of Progear Holdings, Inc. (d/b/a Yes! Golf) (“Yes! Golf”)  for $1.65 million, including administrative fees, pursuant to a U.S. Bankruptcy Court bulk auction sale.  The purchased assets of Yes! Golf included, among other things, the following: (i) patented putter technology designs, including Yes! Golf’s line of “C-Groove Putters,” (ii) registered trademarks and (iii) existing inventory and capital equipment.  The Company did not assume any of Yes! Golf’s liabilities in connection with the acquisition.  Intangibles acquired in the Yes! Golf acquisition are being amortized over an estimated useful life of 15 years.  Other assets includes $1.4 million of patent and trademark rights acquired in the Yes! Golf acquisition and $0.7 million from other acquisitions.  Total accumulated amortization of intangibles is $0.7 million.

	September 30,	December 31,
	2011	2010
	(unaudited)
Intangible assets	$1,458	$108
Other assets	21	26
Total other assets	$1,479	$134

Amortization expense for the nine months ended September 30, 2011 was approximately $152,000.  Estimated amortization expense for the fourth quarter of 2011 and each of the following five years is:

Fourth quarter ending December 31, 2011	$53,300
Years ending December 31,
2012	121,700
2013	113,400
2014	113,400
2015	113,400
Thereafter	942,400
Total	$1,457,600

4.   Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following on the dates indicated (in thousands):

	September 30,	December 31,
	2011	2010
	(unaudited)
Payroll and commissions	$2,007	$1,618
Product warranty and sales returns and promotional allowances	3,050	2,567
Professional services	83	--
Accrued inventory	95	85
Accrued sales promotions	2,771	2,061
Deferred revenue	2,492	1,605
Other	1,449	1,239
Total accrued expenses and other current liabilities	$11,947	$9,175

6.   Net Income per Common Share

The weighted average common shares used for determining basic and diluted income per common share were 7,726,276 and 8,085,865, respectively, for the three months ended September 30, 2011 and 7,167,316 and 7,779,316, respectively, for the three months ended September 30, 2010.

The effect of all warrants and options to purchase shares of our common stock for the three months ended September 30, 2011 resulted in additional dilutive shares of 359,589.  The effect of all warrants and options to purchase shares of our common stock for the three months ended September 30, 2010 resulted in additional dilutive shares of 612,000.

The weighted average common shares used for determining basic and diluted income per common share were 7,746,518 and 8,105,360, respectively, for the nine months ended September 30, 2011, and 7,113,568 and 7,728,316, respectively, for the nine months ended September 30, 2010.

The effect of all warrants and options to purchase shares of our common stock for the nine months ended September 30, 2011 resulted in additional dilutive shares of 358,842. The effect of all warrants and options to purchase shares of our common stock for the nine months ended September 30, 2010 resulted in additional dilutive shares of 614,748.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.   Geographic Segment and Data

We generate substantially all of our revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  Our products are distributed in both domestic and international markets.  Net sales for these markets consisted of the following during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
United States	$17,154	$15,330	$68,640	$58,981
Rest of world	3,351	4,355	16,167	14,662
Total net sales	$20,505	$19,685	$84,807	$73,643

Foreign net sales are generated in various regions including, but not limited to, Canada (a majority of our foreign sales), Europe, Japan, Australia, South Africa, and South America.  A change in our relationship with one or more of our customers or distributors could negatively impact the volume of foreign sales.

8.   Income Taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes.   FASB ASC 740 prescribes the use of the liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated from net operating losses and other deferred tax assets will be realized.   However, due to our earnings history and projected future earnings, we have concluded that it is more likely than not that a portion of the deferred tax asset will be realized.  We have recognized a valuation allowance equal to a portion of the deferred income tax asset for which realization is uncertain.  Our estimate of the realizability of the net deferred tax asset is a significant estimate that is subject to change in the near term.  We file tax returns with U.S. federal and state jurisdictions and are no longer subject to income tax examinations for years before 2006.

9.   Comprehensive Income

Comprehensive income for the nine months ended September 30, 2011 was approximately $7.6 million.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.   Stock-Based Compensation

We maintain the 2002 Equity Incentive Plan (the "Plan") for employees, outside directors and consultants.  At September 30, 2011, 444,819 options were outstanding under the Plan with exercise prices ranging from $0.04 to $4.80 per share.  The requisite service periods for the options to vest vary from six months to four years and the options expire ten years from the date of grant.  At September 30, 2011, 71,673 shares remained available for grant under the Plan, including forfeitures.

During the nine months ended September 30, 2011 and 2010, no options were granted.

Compensation expense associated with stock options and restricted stock grants for the three and nine months ended September 30, 2011 was $196,000 and $557,000, respectively, and for the three and nine months ended September 30, 2010 was $217,000 and $673,000, respectively.

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value of Options

Options outstanding at December 31, 2010	514,169	$0.88
Options granted during the period	--	--	--
Options forfeited / expired during the period	--	--	--
Options exercised during the period	69,350	0.04	370,356

Options outstanding at September 30, 2011	444,819	1.01	1,953,230

Options exercisable at September 30, 2011	394,819	0.75	1,834,230

The weighted average remaining contractual life of the options outstanding under the Plan at September 30, 2011 was 3.10 years and for those outstanding options that were exercisable at September 30, 2011 was 2.58 years.

As of September 30, 2011, compensation costs related to non-vested awards under the Plan totaled $1.4 million for non-vested restricted shares and $0.1 million for non-vested options, which are expected to be recognized over a weighted average period of 2.3 years.

The compensation costs of restricted stock awards under the Plan were determined based on the fair value of our common stock on the date of grant and expensed over each award's respective vesting period.  Restricted stock vesting periods vary from immediate to four years from the date of grant.  63,088 shares of restricted stock awards were granted during the nine months ended September 30, 2011. 50,000 of such shares of restricted stock were granted with a fair value of $5.57 per share; 5,241 of such shares of restricted stock were granted with a fair value of $4.77 per share; 4,505 of such shares of restricted stock were granted with a fair value of $5.55 per share; and 3,342 of such shares of restricted stock were granted with a fair value of $7.48 per share.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.   Stock-Based Compensation (continued)

Below is a summary of restricted stock grant and vesting activity:

		Weighted
	Number of	Average
	Shares	Grant Date Fair Value

Non-vested stock at December 31, 2010	479,759	$3.81
Stock granted during the period	63,088	5.60
Stock vested during the period	(96,482)	3.87

Non-vested stock at September 30, 2011	446,365	4.05

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

Period of Exercise	Total Options to be Exercised

2011	3,125
2012	15,709
2013	1,250
Beyond 2013	2,500

Total Options	22,584

11.   New Accounting Pronouncement

With the exception of the accounting pronouncement discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, as compared to the recent accounting pronouncements described in our Annual report on Form 10K for the year ended December 31, 2010, that are of potential significance to our company.

In June 2011, FASB issued Accounting Standards update 2011-05, Presentation of Comprehensive Income, to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in this update is effective for fiscal years and interim periods beginning after December 15, 2011 and thus is effective for our financial results in the first quarter of 2012.  The adoption of this standard is not expected to have a material impact on our financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   Liquidity

In November 2007, we signed a revolving credit agreement, which expires in November 2012, with Wachovia Bank, NA to provide a credit line of up to $15.0 million in short term debt.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio.  This agreement was amended in June 2009 so that the ratio need only be maintained while we have less than $5.0 million in availability on the facility, and it was further amended in December 2009 to provide that our debt covenant ratio need only be maintained while we have less than $2.0 million in availability on the facility between March and June of each year.  Interest on outstanding balances accrues at a rate of LIBOR plus 2.50% and is payable monthly.  As of September 30, 2011 and November 8, 2011, we had no outstanding borrowings on our credit facility and we were in compliance with the terms of our agreement.  In 2008, Wells Fargo Bank, NA acquired Wachovia Bank, NA.  As a result, Wells Fargo Bank, NA, as successor to Wachovia Bank, NA, became our lender under the line of credit and is subject to all of the terms and conditions thereof.

13.   Contingencies

We maintain directors' and officers' and corporate liability insurance to cover certain risks associated with, among other things, securities law-based claims filed against us or our directors and officers.  During the period covering our initial public offering, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In June 1999, a class action lawsuit, which we settled in June 2010 and finally resolved in June 2011, was filed against us concerning our initial public offering.  We have met the financial deductible of our directors' and officers' insurance policy for the period covered by the lawsuit.  On March 30, 2006, Zurich American Insurance Company ("Zurich"), which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage of claims in the class action lawsuit because it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, Thilman & Filipini, LLC ("T&F"), asserting various causes of action arising out of T&F's alleged failure to notify Zurich of the class action lawsuit.  T&F moved to dismiss our lawsuit on the basis that our suit was premature in that we had not been damaged because we had not paid any sums in satisfaction of a judgment or settlement of the class action securities litigation.  That motion was denied pursuant to a Memorandum Opinion and Order dated September 26, 2008.  On November 16, 2009, we filed a Second Amended Complaint reasserting our causes of action against T&F and adding Zurich as a defendant to the lawsuit, asserting various causes of action against it arising out of its denial of coverage for the class action lawsuit.

On June 13, 2011, the Circuit Court of Cook County, Illinois (the “State Court”), among other things: (i) granted a Motion for Partial Summary Judgment filed by us against Zurich finding that Zurich had breached its contract with us; (ii) denied Zurich’s motion for summary judgment on our claim for violations of the Texas Prompt Payment of Claims statute; and (iii) dismissed our claims for misrepresentation and unfair claims settlement practices under Chapter 541 of the Texas Insurance Code.  These rulings are interlocutory, which means the State Court is free to alter or vacate the rulings.  If the rulings stand, we would be entitled to recover from Zurich the sum of: (i) $5 million, (ii) 18% interest on that amount from the date of loss through the entry of final judgment and (iii) reasonable attorneys’ fees.  We are also seeking consequential damages.  The amount of consequential damages, if any, and attorneys’ fees remain to be resolved at the time of trial.  Given the preliminary nature of the State Court’s rulings, the amount, if any, that we actually recover from Zurich or our former insurance broker, T&F, may vary materially from the amounts described above.  Any final judgment would also be subject to an appeal, and any ultimate recovery in the case would be subject to payment of the first $1.25 million of any sums collected, net of fees and costs of suit, to the class action plaintiffs pursuant to our settlement agreement with them.  The trial date is set for February 22, 2012.  At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty.

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

15.   Business and Credit Concentrations

We are currently dependent on three customers, which collectively comprised approximately 24% of net sales for the three months ended September 30, 2011.  One customer individually represented greater than 5% but less than 10% and one customer individually represented greater than 10% but less than 15% of net sales and no customer represented greater than 15% of net sales for the three months ended September 30, 2011.  For the three months ended September 30, 2010, three customers collectively comprised approximately 26% of net sales.  Of these, two customers individually represented greater than 5% but less than 10% and one customer individually represented greater than 10% but less than 20% of net sales and no customer represented greater than 20% of net sales for the three months ended September 30, 2010.

For the nine months ended September 30, 2011, we were dependent on two customers, which collectively comprised approximately 26% of net sales.  Of these, one customer individually represented greater than 5% but less than 10% of net sales for the period, and one customer represented greater than 10% but less than 20% of net sales and no customer represented greater than 20% of net sales.  For the nine months ended September 30, 2010, two customers collectively comprised approximately 25% of net sales.  Of these, one customer individually represented greater than 5% but less than 10% of net sales for the period, and one customer represented greater than 10% but less than 20% of net sales and no customer represented greater than 20% of net sales.

Additionally, we have one customer with an outstanding accounts receivable balance that is greater than 10% but less than 20% of total accounts receivable at September 30, 2011.  The loss of this individual customer or a combination of customers or a significant impairment or reduction in such customers' business, including, but not limited to, as a result of the current economic climate, would have a material adverse effect on consolidated net sales, results of operations, financial condition and competitive market position of the Company.

A significant portion of our inventory purchases are from a small group of suppliers in China; approximately 35% of our total inventory purchased for the nine months ended September 30, 2011 was from two Chinese suppliers.  Many of our industry suppliers are located in China.  We do not anticipate any changes in the relationships with our suppliers.  If such change were to occur, we have alternative sources available; however, a loss of our primary supplier or significant impairment to its business, including, but not limited to, due to the current economic climate, could adversely affect our business during the period in which we would have to find an alternative source for such supplies.

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

	Beginning Balance	Charges for Warranty Claims	Estimated Accruals	Ending Balance
Quarter ended December 31, 2010	$427	(80)	(53)	$294
Quarter ended March 31, 2011	$294	(75)	78	$297
Quarter ended June 30, 2011	$297	(64)	38	$271
Quarter ended September 30, 2011	$271	(121)	112	$262

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2011 included elsewhere in this quarterly report on Form 10-Q (this "Quarterly Report"), and with our consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on March 8, 2011(our "Annual Report"), and (ii) the discussion under the caption "Risk Factors" in our Annual Report and any material changes from the risk factors as previously disclosed in our Annual Report set forth in Item 1A of Part II below or in any other quarterly report on Form 10-Q filed after the date of our Annual Report.

Forward Looking Statements

This Quarterly Report contains "forward looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including, without limitation, in the notes to the consolidated financial statements included in this Quarterly Report and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report.  Any and all statements contained in this Quarterly Report that are not statements of historical fact may be deemed forward-looking statements.  The statements include, but are not limited to statements concerning: (i) our ability to produce products commercially acceptable to consumers, (ii) liquidity and our ability to increase revenues or achieve satisfactory operational performance, (iii) our ability to satisfy our cash requirements and our ability to satisfy our capital needs, including cash requirements during the next 12 months, (iv) pending litigation, (v) estimates and assumptions used in determining and realizing open orders, and (vi) our ability to integrate the Yes! Golf assets into our operations.  Forward looking statements also include terminology such as "anticipate," "attempt," "may," "would," "could," "predict," "potential," "strategy," "develop," "continue," "future,"  "expect," "intend," "estimate," "might," "plan," "pro forma," "project," "should," "seek" or "believe."  Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

--	The global economic uncertainty and the impact of changing economic conditions;
--	Business conditions in the golf industry;
--	Our ability to maintain historical growth in revenue and profitability;
--	Product development difficulties;
--	The adequacy of the allowance for doubtful accounts, obsolete inventory and warranty reserves;
--	Product approval and conformity to governing body regulations;
--	Our ability to attract and maintain key personnel and the endorsements of golf professionals;
--	Assembly difficulties;
--	Product introductions;
--	Patent infringement risks;
--	Uncertainty of the ability to protect intellectual property rights;
--	Market demand and acceptance of our products;
--	The future market for our capital stock and the uncertainty in the debt and equity markets;
--	The success of our marketing and tour strategies;
--	Our dependence on one supplier for a majority of our inventory products;
--	Our dependence on suppliers who are concentrated in one geographic region;
--	Our dependence on a limited number of customers;
--	Solvency of, and reliance on, third parties, including suppliers, customers, and freight transporters;
--	The actions of competitors, including pricing, advertising and product development risks in technology;
--	The uncertainty of the results of pending litigation;
--	Investor audience, interest and valuation;
--	The management of inventory levels, sales channels and re-distribution;
--	The risk associated with litigation and the risks associated with losses that may prove unrecoverable under existing insurance policies;
--	Our ability to manage seasonality in our business and its effects on our quarterly results;
--	Our ability to manage international business risks; and

--	Other factors detailed under Item 1A. "Risk Factors", of our Annual Report and any quarterly report on Form 10-Q filed after the date of our Annual Report.

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

Overview

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels.  Our recently launched products include the Idea a12 OS irons and hybrids, Idea a12 hybrids, Idea Pro a12 irons and hybrids, Tech V3 irons and hybrids, Redline irons, Idea a7 and a7 OS irons and hybrids, Speedline Fast 11, 9088 UL and 9064 drivers, and Speedline Fast 11 fairway woods.  We also continue to develop new products under the Yes! Putters, Women's Golf Unlimited, Lady Fairway and Square 2 brands.

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
--Orders shipped on time
--Expenses by department
--Inbound and outbound freight cost by mode (total dollars and dollars per unit)
--Inbound freight utilization by mode (ocean vs. air)
--Vendor purchase order cycle time

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.5	58.1	55.0	55.2
Gross profit	45.5	41.9	45.0	44.8
Operating expenses:
Research and development expenses	3.6	3.4	2.5	2.6
Sales and marketing expenses	27.7	24.8	23.9	23.5
General and administrative expenses	11.7	10.6	9.6	8.8
Total operating expenses	43.0	38.8	36.0	34.9
Income before income taxes	2.5	3.1	9.0	9.9
Income tax expense	0.1	0.4	0.2	0.2
Net income	2.4%	2.7%	8.8%	9.7%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Overview

During the third quarter of 2011 we generated a 4.2% growth in net sales as compared to the third quarter of 2010.  This growth was positive for the company given the market and economic conditions during the third quarter.  Our gross margins remained strong during the quarter primarily as a result of launching two new product lines, the Speedline 9088 UL driver in July and the a12 OS irons and hybrids in September.

Net Sales

Total net sales increased 4.2% to $20.5 million for the three months ended Septmber 30, 2011 from $19.7 million for the comparable period of 2010.  Our sales were primarily driven by the product sales of the recently launched Idea a12 OS hybrids and irons, the a12 hybrids and the Speedline 9088 UL drivers.  In addition, the Idea Tech V3 irons and hybrids, Idea pro a12 and a7 OS irons and hybrids and integrated package sets were a significant contributor to the net sales during the period.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycles generally range from six months to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.

	Three Months Ended September 30,
	2011	2010
	(unaudited)
Irons	62.1%	65.7%
Fairway woods	20.8	13.5
Drivers	8.0	15.8
Wedges and Other	9.1	5.0
Total net sales	100%	100%

Net sales of irons decreased to $12.7 million, or 62.1% of total net sales, for the three months ended September 30, 2011 from $12.9 million, or 65.7% of total net sales, for the comparable period of 2010.  Net sales of irons for the three months ended September 30, 2011 primarily resulted from sales of the recently introduced Idea a12 OS irons along with the Idea Pro a12 irons, the Idea Tech V3 irons, the Idea a7 OS irons and integrated iron sets.  A smaller portion of sales resulted from the close out of the Idea a7 and a4 irons.  For the comparable period of 2010, net sales primarily resulted from sales of the Idea Tech V3 irons, Idea Black family of irons and the Idea a7 and a7 OS irons, and a smaller portion of sales resulted from the close out of the Idea a3 OS irons and integrated iron sets.

Net sales of fairway woods increased to $4.3 million, or 20.8% of total net sales, for the three months ended September 30, 2011, from $2.7 million, or 13.5% of total net sales, for the comparable period of 2010.  Net sales of fairway woods for the three months ended September 30, 2011 were primarily generated from sales of the recently launched Idea a12 and a12 OS hybrids and Idea Pro a12 hybrids, along with the Tech V3 hybrids, the Idea a7 and a7 OS hybrids and the Speedline Fast 11 fairway woods.  Net sales of fairway woods for the three months ended September 30, 2010 were primarily generated from sales of Idea Black family of hybrids, the Idea a7 and a7 OS hybrids and the Speedline Fast 10 fairway woods.

Net sales of drivers decreased to $1.6 million, or 8.0% of total net sales, for the three months ended September 30, 2011 from $3.1 million, or 15.8% of total net sales, for the comparable period of 2010.  A large portion of the driver net sales for the three months ended September 30, 2011 was generated by the sales of the recently launched Speedline 9088 UL driver along with the Speedline Fast 11 driver, while in the comparable period of 2010, net sales were primarily driven by the sales of the Speedline Fast 10 driver.

We were dependent on three customers, which collectively comprised approximately 24% of net sales for the three months ended September 30, 2011.  Should one of these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

	Three Months Ended September 30,
	2011	2010
	(unaudited)
United States	$17,154	$15,330
Rest of world	3,351	4,355
Total net sales	$20,505	$19,685

As the above table indicates, net sales of our products outside the United States decreased to $3.3 million, or 16.1% of total net sales, from $4.4 million, or 21.8% of total net sales, for the three months ended September 30, 2011 and 2010, respectively.  Net sales resulting from countries outside the United States and Canada decreased to 8.6% of total net sales for the three months ended September 30, 2011 from 9.6% for the comparable period of 2010.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased to 54.5% of total net sales, or $11.2 million, for the three months ended September 30, 2011 from 58.1% of total net sales, or $11.4 million, for the comparable period of 2010.  The decrease as a percentage of total net sales was primarily due to changes in our product mix as our Idea a12 hybrids, Idea a12 OS irons and hybrids and the Speedline 9088 UL driver were launched during the third quarter.

Operating Expenses

Selling and marketing expenses increased to $5.7 million for the three months ended September 30, 2011 from $4.9 million for the comparable period in 2010.  The increase was primarily the result of an increase in marketing and tour expenses of $0.3 million and increased compensation expense of $0.2 million.

General and administrative expenses increased to $2.4 million for the three months ended September 30, 2011 from $2.1 million for the comparable period in 2010.  The increase was primarily the result of an increase in legal expense of $0.2 million associated with pursuing our suit against a previous insurance carrier.  For more information, see Part II, Item 1, "Legal Proceedings".

Research and development expenses, primarily consisting of costs associated with development of new products, remained flat at $0.7 million for the three months ended September 30, 2011 as compared to the corresponding period in 2010.

Nine months Ended September 30, 2011 Compared to Nine months Ended September 30, 2010

Overview

During the nine months ended September 30, 2011, we generated approximately 15.2% growth in net sales compared to the nine months ended September 30, 2010.  This overall growth was driven by our continued success in product development and overall brand growth.  While our gross margins were relatively flat as a percentage as compared to the same period during 2010, total margin dollars increased by $5.2 million.  Total net income for the nine months ended September 30, 2011 was only slightly greater than the corresponding period in 2010 by $0.3 million as a result of reinvesting the profits back into growing the business.

Net Sales

Total net sales increased to $84.8 million for the nine months ended September 30, 2011 from $73.6 million for the comparable period of 2010.  Our sales were primarily driven by sales of the Speedline F11 drivers and fairway woods, the Idea Tech V3 irons and hybrids, the Idea a7 and a7 OS irons and hybrids, the recently launched Idea Pro a12 irons and hybrids, the Idea a12 hybrids and the Idea a12 OS irons and hybrids and integrated package sets.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycle generally range from six months to three years.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.

	Nine months Ended September 30,
	2011	2010
	(unaudited)
Irons	65.8%	68.8%
Fairway woods	23.0	16.7
Drivers	9.1	13.8
Wedges and Other	2.1	0.7
Total net sales	100%	100%

Net sales of irons increased to $55.8 million, or 65.8% of total net sales, for the nine months ended September 30, 2011 from $50.7 million, or 68.8% of total net sales, for the comparable period of 2010.  Net sales of irons for the nine months ended September 30, 2011 primarily resulted from sales of the recently introduced Idea Pro a12, a12 OS irons and Redline irons along with the Idea Tech V3 irons, the Idea a7 and a7 OS irons and integrated iron sets and a smaller portion of sales resulted from the close out of the Idea a4 irons.  For the comparable period of 2010, net sales primarily resulted from sales of the Idea a7 and a7 OS irons, Idea Tech V3 irons, Idea Black family of irons and a smaller portion of sales resulted from the close out of the Idea a3 OS irons and integrated iron sets.

Net sales of fairway woods increased to $19.5 million, or 23.0% of total net sales, for the nine months ended September 30, 2011, from $12.3 million, or 16.7% of total net sales, for the comparable period of 2010.  Net sales of fairway woods for the nine months ended September 30, 2011 were primarily generated from sales of our Idea Pro a12 hybrids, Idea a12 and a12 OS hybrids, Tech V3 hybrids, Idea a7 and a7 OS hybrids and Speedline Fast 11 fairway woods.  Net sales of fairway woods for the nine months ended September 30, 2010 primarily were generated from sales of our Idea Black family of hybrids, Idea a7 and a7 OS hybrids, Tech V3 hybrids and Speedline Fast 10 fairway woods.

Net sales of drivers decreased to $7.7 million, or 9.1% of total net sales, for the nine months ended September 30, 2011 from $10.2 million, or 13.8% of total net sales, for the comparable period of 2010.  A large portion of the driver net sales for the nine months ended September 30, 2011 was generated by sales of the Speedline Fast 11 driver, while in the comparable period of 2010, net sales were primarily driven by sales of the Speedline Fast 10 driver.

For the nine months ended September 30, 2011, we were dependent on two customers that collectively comprised approximately 26% of net sales for the nine months ended September 30, 2011.  Should one of these customers or our other customers fail to meet their obligations to us, our results of operations and cash flows would be adversely impacted.

	Nine months Ended September 30,
	2011	2010
	(unaudited)
United States	$68,640	$58,981
Rest of world	16,167	14,662
Total net sales	$84,807	$73,643

Net sales of our products outside the United States increased to $16.2 million, or 18.9% of total net sales for the nine months ended September 30,2011, from $14.7 million, or 19.7% of total net sales, for the comparable period in 2010, respectively.  Net sales resulting from countries outside the United States and Canada increased to 7.1% of total net sales for the nine months ended September 30, 2011 from 6.5% for the comparable period of 2010.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased to 55.0% of total net sales, or $46.6 million, for the nine months ended September 30, 2011 from 55.2% of total net sales, or $40.7 million, for the comparable period of 2010.  The decrease as a percentage of total net sales was primarily due to changes in our product mix.

Operating Expenses

Selling and marketing expenses increased to $20.2 million for the nine months ended September 30, 2011 from $17.3 million for the comparable period in 2010.  The increase was primarily the result of an increase in marketing and tour expense of $1.3 million, increased commission expense of $0.6 million associated with higher revenues and increased compensation expense of $0.7 million.

General and administrative expenses increased to $8.2 million for the nine months ended September 30, 2011 from $6.5 million for the comparable period in 2010.  The increase was primarily the result of an increase in legal expense of $0.9 million associated with pursuing our suit against a previous insurance carrier.  For more information, see Part II, Item 1, "Legal Proceedings".

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $2.1 million for the nine months ended September 30, 2011 from $1.9 million for the comparable period in 2010.

Assets

Our net accounts receivable balances were approximately $21.8 million and $16.6 million at September 30, 2011 and December 31, 2010, respectively.  The increase was consistent with the seasonality of our business; historically, sales in the golf industry are stronger in the first half of the year as compared to the second half of the year.

Our inventory balances were approximately $22.9 million and $27.1 million at September 30, 2011 and December 31, 2010, respectively.  The decrease in inventory levels was primarily due to continued efforts to obtain appropriate inventory levels of product lines to support the seasonality of our business along with business growth.

Other current assets increased to $3.0 million at September 30, 2011 from $0.3 million at December 31, 2010.  This increase is a result of a net receivable owed from our Canadian agent for receivables collected during which have not yet been remitted at September 30, 2011.

Other assets were approximately $1.5 million and $0.1 million at September 30, 2011 and December 31, 2010, respectively.  The increase in other assets was primarily driven by the purchase of patents and trademarks from the Yes! Golf acquisition.

Our accrued liabilities balances were approximately $11.9 million and $9.2 million at September 30, 2011 and December 31, 2010, respectively.  The increase in accrued liabilities was primarily associated with the seasonality of the business because our sales reserve and sales program accruals, commission accruals and deferred revenues are larger at this time of the year.

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

Cash and cash equivalents increased to $11.3 million at September 30, 2011 compared to $6.7 million at December 31, 2010.  The increase was primarily due to an increase in accounts receivable of $6.3 million and an increase in other assets of $2.7 million related to the purchase of intangible assets from Yes! Golf and a receivable due from our Canadian agent resulting from receivables collected.  The increase was partially offset by a decrease in inventory of $4.3 million and an increase in the net accounts payable and accrued expenses totaling $0.9 million.

In November 2007, we signed a revolving credit agreement, which expires in November 2012, with Wachovia Bank, NA to provide a credit line of up to $15.0 million in short term debt.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio.  This agreement was amended in June 2009 so that the ratio need only be maintained while we have less than $5.0 million in availability on the facility, and it was further amended in December 2009 to provide that our debt covenant ratio need only be maintained while we have less than $2.0 million in availability on the facility between March and June of each year.  Interest on outstanding balances accrues at a rate of LIBOR plus 2.50% and is payable monthly.  As of September 30, 2011 and November 8, 2011, we had no outstanding borrowings on our credit facility and we were in compliance with the terms of our agreement.  In 2008, Wells Fargo Bank, NA acquired Wachovia Bank, NA.  As a result, Wells Fargo Bank, NA, as successor to Wachovia Bank, NA, became our lender under the line of credit and is subject to all of the terms and conditions thereof.

Working capital, or our current assets less our current liabilities, increased to $42.7 million at September 30, 2011 from $35.9 million at December 31, 2010.   Approximately 37% of our current assets were comprised of accounts receivable at September 30, 2011, compared to 32% at December 31, 2010.  Due to industry sensitivity to consumer buying trends, seasonality and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e., greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability and to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  Due to the competitiveness of the golf retail market, we believe that more customers may request payment terms and we expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if collections of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect such trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under our credit facility, we would be required to obtain additional financing, which may not be available at all or in the full amounts necessary, or limit expenditures to the extent of available cash on hand, all of which could adversely effect our current growth plans.

Our anticipated sources of liquidity over the next twelve months are expected to be cash reserves, projected cash flows from operations and available borrowings under our credit facility, and we anticipate that these sources will provide us with sufficient capital to fund our expected capital expenditure programs during 2011.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to our operations if cash is needed in other areas of our operations.  In addition, cash flows from operations and cash reserves will be used to support ongoing purchases of component parts for our current and future product lines.  We expect that our projected cash flows from operations, current cash reserves and borrowings available under our credit facility will be sufficient to meet our working capital requirements during periods of low cash flows resulting from the seasonality of the golf industry.

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

   Long-Lived Assets, Amortization and Impairment

Long-lived assets consists of property and equipment and intangible assets.  We amortize long-lived assets on a straight line basis over the determined useful life of each asset.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three and nine months ended September 30, 2011 and 2010, there was no impairment of long-lived assets.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our Internal Controls Over Financial Reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three and nine months ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We maintain directors' and officers' and corporate liability insurance to cover certain risks associated with, among other things, securities law-based claims filed against us or our directors and officers.  During the period covering our initial public offering, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In June 1999, a class action lawsuit, which we settled in June 2010 and finally resolved in June 2011, was filed against us concerning our initial public offering.  We have met the financial deductible of our directors' and officers' insurance policy for the period covered by the lawsuit.  On March 30, 2006, Zurich American Insurance Company ("Zurich"), which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage of claims in the class action lawsuit because it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, Thilman & Filipini, LLC ("T&F"), asserting various causes of action arising out of T&F's alleged failure to notify Zurich of the class action lawsuit.  T&F moved to dismiss our lawsuit on the basis that our suit was premature in that we had not been damaged because we had not paid any sums in satisfaction of a judgment or settlement of the class action securities litigation.  That motion was denied pursuant to a Memorandum Opinion and Order dated September 26, 2008.  On November 16, 2009, we filed a Second Amended Complaint reasserting our causes of action against T&F and adding Zurich as a defendant to the lawsuit, asserting various causes of action against it arising out of its denial of coverage for the class action lawsuit.

On June 13, 2011, the Circuit Court of Cook County, Illinois (the “State Court”), among other things: (i) granted a Motion for Partial Summary Judgment filed by us against Zurich finding that Zurich had breached its contract with us; (ii) denied Zurich’s motion for summary judgment on our claim for violations of the Texas Prompt Payment of Claims statute; and (iii) dismissed our claims for misrepresentation and unfair claims settlement practices under Chapter 541 of the Texas Insurance Code.  These rulings are interlocutory, which means the State Court is free to alter or vacate the rulings.  If the rulings stand, we would be entitled to recover from Zurich the sum of: (i) $5 million, (ii) 18% interest on that amount from the date of loss through the entry of final judgment and (iii) reasonable attorneys’ fees.  We are also seeking consequential damages.  The amount of consequential damages, if any, and attorneys’ fees remain to be resolved at the time of trial.  Given the preliminary nature of the State Court’s rulings, the amount, if any, that we actually recover from Zurich or our former insurance broker, T&F, may vary materially from the amounts described above.  Any final judgment would also be subject to an appeal, and any ultimate recovery in the case would be subject to payment of the first $1.25 million of any sums collected, net of fees and costs of suit, to the class action plaintiffs pursuant to our settlement agreement with them.  The trial date is set for February 22, 2012.  At this point in the legal proceedings, we cannot predict the outcome of the matter with any certainty.

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

ADAMS GOLF, INC.

Date: November 8, 2011	By: /S/ OLIVER G. BREWER III
Oliver G. Brewer, III
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2011	By: /S/ PAMELA HIGH
Pamela J. High
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1, File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed on February 14, 2008	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-33978 (Exhibit 3.2)

Exhibit 3.3	Amended and Restated By-laws	Incorporated by reference to Form S-1, File No. 333-51715 (Exhibit 3.2)

Exhibit 4.1	1998 Stock Incentive Plan of the Company dated February 26, 1998, as amended	Incorporated by reference to Form S-8, File No. 333-68129 (Exhibit 4.1)

Exhibit 4.2	1996 Stock Option Plan dated April 10, 1998	Incorporated by reference to Form S-1, File No.333-51715 (Exhibit 4.2)

Exhibit 4.3	Adams Golf, Ltd. 401(k) Retirement Plan	Incorporated by reference to Form S-1, File No.333-51715 (Exhibit 4.3)

Exhibit 4.4	1999 Non-Employee Director Plan of Adams Golf, Inc.	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-24583 (Exhibit 4.4)

Exhibit 4.5	1999 Stock Option Plan for Outside Consultants of Adams Golf, Inc.	Incorporated by reference to Form S-8, File No. 333-37320 (Exhibit 4.5)

Exhibit 4.6	2002 Stock Incentive Plan for Adams Golf, Inc.	Incorporated by reference to Annex A of the 2002 Proxy Statement, File No. 000-24583 (Annex A)

Exhibit 4.7	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8, File No. 333-112622 (Exhibit 4.7)

Exhibit 10.1	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-24583 (Exhibit 10.12)

Exhibit 10.2*	Asset Purchase Agreement of Women’s Golf Unlimited	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2006, File No. 000-24583 (Exhibit 10.11)

Exhibit 10.3	Revolving Line of Credit between Adams Golf, Inc and Wachovia Bank, National Association	Incorporated by reference to the Current Report on Form 8-K, dated November 13, 2007 (Exhibit 10.1)

Exhibit 10.4	Commercial Lease Agreement dated December 15, 2007, between MDN/JSC -II Limited and the Company	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007, File No. 333-51715 (Exhibit 10.9)

Exhibit 10.5	Commercial Lease Agreement dated April 10, 2008, between CLP Properties Texas, L.P. and the Company	Incorporated by reference to the Current Report on Form 8-K, dated April 15, 2008 (Exhibit 10.1)

Exhibit 10.6	Employment Agreement - Byron (Barney) H. Adams	Incorporated by reference to the Current Report on Form 8-K, dated January 12, 2009 (Exhibit 10.1)

Exhibit 10.7	Employment Agreement - Oliver G. (Chip) Brewer	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 001-33978 (Exhibit 10.9)

Exhibit 10.8	Amendment to Revolving line of Credit between Adams Golf, Inc. and Wachovia Bank, National Association	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-33978 (Exhibit 10.9)

Exhibit 10.9	Stipulation of Settlement of In Re Adams Golf, Inc. Securities Litigation, dated December 9, 2009	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33978 (Exhibit 10.10)

Exhibit 10.10	Change of Control Agreement – Pamela High, Chief Financial Officer	Incorporated by reference to the Current Report on Form 8-K, dated March 2, 2011 (Exhibit 10.1)

Exhibit 10.11	Bill of Sale dated January 20, 2011	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 001-33978 (Exhibit 10.11)

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 101.INS**	XBRL Instance Document	Included in this filing

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document	Included in this filing

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Included in this filing

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Included in this filing

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Included in this filing

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Included in this filing
___________________
*	The SEC has granted our request for confidential treatment of certain portions of these agreements.
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