Form 10-K
period 2011-12-31
ADAMS GOLF INC
filed 2012-03-06
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number:  001-33978
ADAMS GOLF, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2320087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 E. Plano Pkwy, Plano, Texas	75074
(Address of principal executive offices)	(Zip Code)

(972) 673-9000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ] Yes   [X] No

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
[  ] Yes   [X] No

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant at June 30, 2011 was $31,389,659 based on the closing sales price of $7.49 per share of the registrant's common stock on the Nasdaq Capital Market.

The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 7,994,261 on March 6, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders for the fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, or we will file an amendment to this Annual Report on Form 10-K to include the information required by Part III.

ADAMS GOLF, INC.
FORM 10-K
TABLE OF CONTENTS

PART I
	Item 1.	Business	Page 3
	Item 1A.	Risk Factors	Page 9
	Item 2.	Properties	Page 16
	Item 3.	Legal Proceedings	Page 16

PART II
	Item 4.	Removed and Reserved	n/a
	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Page 17
	Item 6.	Selected Financial Data	Page 19
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 19
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	Page 27
	Item 8.	Financial Statements and Supplementary Data	Page 27
	Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Page 28
	Item 9A.	Controls and Procedures	Page 28
	Item 9B.	Other Information	Page 29

PART III
	Item 10	Directors, Executive Officers and Corporate Governance	Page 29
	Item 11	Executive Compensation	Page 29
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Page 29
	Item 13	Certain Relationships and Related Transactions and Director Independence	Page 29
	Item 14	Principal Accounting Fees and Services	Page 29

PART IV
	Item 15	Exhibits, Financial Statement Schedules	Page 30

Forward Looking Statements

This annual report on Form 10-K (this "Annual Report") contains "forward looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including, without limitation, in the notes to the consolidated financial statements included in this Annual Report and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report.  Any and all statements contained in this Annual Report that are not statements of historical fact may be deemed forward-looking statements.  The statements include, without limitation, statements concerning: (i) our ability to produce products commercially acceptable to consumers, (ii) liquidity and our ability to increase revenues or achieve satisfactory operational performance, (iii) our ability to satisfy our cash requirements and our ability to satisfy our capital needs, including cash requirements during the next 12 months, and (iv) estimates and assumptions used in determining and realizing open orders.  Forward looking statements also include terminology such as "anticipate," "attempt," "believe, " "continue," "could," "develop," "estimate," "expect," "future,"  "intend," "may," "might," "plan," "potential," "predict," "pro forma," "project," "seek," "should," "strategy, "or "would."  Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

          --The global economic uncertainty and the impact of changing economic conditions;
          --Business conditions in the golf industry;
          --Our ability to maintain historical growth in revenue and profitability;
          --Product development difficulties;
          --The adequacy of the allowance for doubtful accounts, obsolete inventory and warranty reserves;
          --Product approval and conformity to governing body regulations;
          --Our ability to attract and maintain key personnel and the endorsements of golf professionals;
          --Assembly difficulties;
          --Product introductions;
          --Patent infringement risks;
          --Uncertainty of the ability to protect intellectual property rights;
          --Market demand and acceptance of our products;
          --The future market for our capital stock and the uncertainty in the debt and equity markets;
          --The success of our marketing and tour strategies;
          --Our dependence on one supplier for a majority of our inventory products;
          --Our dependence on suppliers who are concentrated in one geographic region;
          --Our dependence on a limited number of customers;
          --Solvency of, and reliance on, third parties, including suppliers, customers, and freight transporters;
          --The actions of competitors, including pricing, advertising and product development risks in technology;
          --Investor audience, interest and valuation;
          --The management of inventory levels, sales channels and re-distribution;
          --The risk associated with litigation and the risks associated with losses that may prove unrecoverable under existing insurance policies;
          --Our ability to manage seasonality in our business and its effects on our quarterly results;
          --Our ability to manage international business risks; and
          --Other factors detailed under "Risk Factors," Item 1A.

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

Item 1.  Business

General

Adams Golf, Inc. (together with its subsidiaries, “we”, “us”, “Adams Golf”, or the “Company”) designs, assembles, markets and distributes premium quality, technologically innovative golf clubs for all skill levels.  Our recently launched products include the Speedline Fast 12 drivers, Fast 12 LS drivers and the Speedline Fast 12 fairway woods, along with the Idea a12 OS irons and hybrids, Idea a12 hybrids, Idea Pro a12 irons and hybrids, Idea Tech V3 irons and hybrids, Redline irons, Idea a7 and a7 OS irons and hybrids, and Speedline 9088 UL drivers.  We also develop new products under the Yes! Putters, Women's Golf Unlimited, Lady Fairway and Square 2 brands.

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

Products

Adams Golf operates in a single segment within the golf industry (golf clubs and accessories).  Specifically, we offer multiple classes of products within our business:

Irons

In September 2011, we launched our Idea a12 OS line of hybrid iron sets along with our Idea a12 hybrids.  The eight piece set of Idea a12 OS hybrids and irons was a Golf Medal winner in the 2012 Golf Digest Hot List and was further recognized as the category leader in Innovation.  The Idea a12OS hybrid irons come in three different eight piece sets for men, seniors and women.  The a12OS hybrid irons are also featured as part of an integrated set for seniors and women featuring a 460cc driver, fairway woods, a12OS hybrid irons, putter and matching bag and headcover.  The women’s a12 OS integrated set is offered in four colors. The recently launched Idea Black CB3 irons are forged game-improvement irons that appeal to golfers that are seeking the look and feel of a player iron while also looking for the forgiveness and performance of a game-improvement club.

In August 2010, we launched our Idea Tech V3 line of hybrid iron sets.  With nickel chromium (NiCr) plated and physical vapor deposition (PVD) black finishes, we believe the ultra-premium clubs establish a new standard in the super game-improvement category by virtue of its technology and design features. Intended for aspiring and recreational players, the Idea Tech V3 set is offered in two configurations (forged or all-hybrid).  In both the forged and all-hybrid configurations, the eight-piece Idea Tech V3 sets both share the 4-, 5- and 6- progressively–sized hybrids and a 7-mid-hybrid. The forged set features four oversized cavity-back forged irons in 8-iron through gap wedge while the all-hybrid set features four hybrid scoring clubs in 8-iron through gap wedge. The Idea Tech V3 hybrid set won a Gold designation, was the category leader in Innovation, and was given the Editor’s Choice award in the 2011 Golf Digest Hot List.

Our iron lines, consisting of Idea Tech V3, MB2, Idea Pro a12, Idea Black CB3, Redline and Idea a12OS irons are designed to fit every golfer’s need.

Drivers

We currently offer a variety of drivers to fit different player needs.  During the summer of 2011, we launched the Speedline 9088 UL (Ultra-Lite) driver, which combined the benefits of aerodynamic shaping with balanced lightweight club construction to give players more consistent distance.  More recently we launched the Speedline Fast 12 and Fast 12 LS (Low-Spin) drivers.  The refined aerodynamic shaping of the Fast 12 and Fast 12 LS drivers provides less drag and greater club head speed for increased launch angle and distance.  The Fast 12 LS combines aerodynamic shaping with adjustability to allow the golfer to adjust for loft and face angle as well as lie and length. Overall, we have further improved upon the patent pending, aerodynamic shape of our drivers to lessen drag and airflow turbulence, which results in faster club head speed and more distance but with a larger footprint as compared to the prior model of Speedline.

Fairway Woods

Building upon our patent pending Velocity Slot Technology (VST) that was introduced in our Speedline Fast 11 fairway wood, we launched the Speedline LP fairway wood during the summer of 2011.  More recently we launched the Fast 12 fairway wood featuring the second generation of VST.  This slot-within-a-slot design furthers the gains found in the previous generation of slots.  The deep visible slot channel on both the crown and sole and is designed to increase deflection and reduce stress on the face, thereby expanding the coefficient of restitution, or spring-like effect, for on-center and off-center shots thus greatly impacting ball speed and increasing launch angle without impacting spin.  VST is also featured in the newly launched Speedline Super XTD Fairway, which has a CT (characteristic in time) approaching that of a driver and features a multi-material design using both titanium and tungsten.

In addition to the fairway woods we currently offer, we offer a variety of individual hybrids to satisfy a wide range of players and thus helping us maintain our position as the manufacturer of the #1 Hybrids on tour.  In the third quarter of 2011 we launched the Idea a12 and Idea a12OS hybrid, which were given the Golf Medal award in the 2012 Golf Digest Hot List.  The hybrids also feature the VST.  Finally, we launched in the first quarter of 2012 the Idea Super XTD hybrids which feature VST and a multi-material design with titanium and stainless steel.

Wedges and Other

As a complement to the Idea irons, we offer the Tom Watson signature wedges and the Puglielli wedges.  We recently launched Puglielli wedges to match the Idea Pro a12 irons and the Idea Black CB3 irons.

During the first quarter of 2011, we purchased the assets of Progear Holdings, Inc (d/b/a Yes! Golf).  We recently launched the 2012 line of Yes! Putters.  This line is the first product introduction since the acquisition.  The line features blade putters, which received a Golf Medal in the 2012 Golf Digest Hot List, and mallet putters, belly putters and long putters.  In addition to the new line, we launched a Yes! Putter Bella-Fit fitting system which uses a putter head with a moveable hossle design that allows a fitter to fit a player (both right and left handed ) for a variety of putter styles and lie angle.  The fitting system includes a telescoping shaft that allows one to be fit for length of standard, belly and long putters.  We also offer a line of golf bags, hats and other accessories.

Percentage of Net Sales by Product Class

	2011	2010	2009

Irons	64.7%	68.3%	67.7%
Fairway Woods	24.3	16.7	19.4
Drivers	8.7	13.3	12.5
Wedges and Other	2.3	1.7	0.4

Total	100.0%	100.0%	100.0%

Design and Development

Our design and development team is responsible for developing, testing and introducing new technologies and product designs.  This team is currently led by Tim Reed, age 47 and Vice President-Research and Development.  Prior to joining our company, Mr. Reed spent over 20 years in the golf industry and, most notably, was responsible for all new product introductions at TearDrop Golf Company, which included TearDrop Putters and Tommy Armour and Ram brand golf clubs.

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

Our research and development expenses were approximately $2,898,000, $2,551,000 and $2,816,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Patents

Our ability to compete effectively in the golf club market may depend on our ability to maintain the proprietary nature of our technologies and products.  As of February 15, 2012, we held 64 U.S. patents relating to certain products and proprietary technologies and we had 20 patent applications pending.  We expect that the 64 currently issued patents will expire on various dates between 2012 and 2026.  We hold patents with respect to the design and/or utility of various products lines.

Despite our efforts to protect our patent and other intellectual property rights, unauthorized parties have attempted, and we expect them to continue to attempt, to copy all, or certain aspects of, our products.  Policing unauthorized use of our intellectual property rights can be difficult and expensive, and while we generally take appropriate action whenever we discover any of our products or designs have been copied, knock-offs and counterfeit products are a continuing problem in the performance-oriented golf club industry.  There can be no assurance that our means of protecting our patent and other intellectual property rights will be adequate.

For risks relating to our patents, see below, “Risks Associated with Intellectual Property Protection” under “Risk Factors,” in Item 1A.

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

We have put into place a purchasing procedure that strives to negotiate effective terms with various vendors while continuing to ensure the quality of our components.  We are frequently re-evaluating existing vendors and testing potential new vendors for the various product lines we offer.  At any time, we may purchase a substantial majority of our volume of a specific component part from a single vendor, but we strive to maintain primary and secondary suppliers for each component part.  Substantially all of our iron, fairway wood, driver, hybrid, wedge and putter component parts are manufactured in China, and a large portion of our inventory purchases are from one supplier in China.  We purchased approximately 19% and 27% of our total inventory purchased for the years ended December 31, 2011 and 2010, respectively, from this one Chinese supplier.

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

Relationships with Professional Golfers – We have entered into endorsement contracts with professional golfers on the PGA, Champions PGA, Nationwide and LPGA Tours and believe that having a presence on these tours promotes the image of our product lines and builds brand awareness.  On the PGA Tour we have entered into endorsement agreements with professionals such as Ryan Moore, Aaron Baddeley, Chad Campbell, and several others.  On the Champions Tour, we have entered into endorsement agreements with Tom Watson, Kenny Perry, Bernard Langer, and several others.  On the LPGA Tour, we have entered into endorsement agreements with Yani Tseng, Kathleen Ekey, Brittany Lang, and several others.  On the Nationwide tour, we have agreements with various players.  All of the above contracts have various dates of expiration through 2014 and require the professionals use certain of our products.

Markets and Methods of Distribution

Our net sales are primarily derived from sales to on- and off- course golf shops, sporting goods retailers, mass merchants and, to a lesser extent, international distributors.

Sales to Retailers - We sell a majority of our products to selected retailers.  We believe our selective retail distribution strategy helps our retailers maintain profitable margins and maximize sales of our products.  For the years ended December 31, 2011, 2010 and 2009, sales to U.S. specialty retailers, mass merchants, sporting goods retailers, and on course accounts accounted for approximately 81%, 81% and 80%, respectively, of our total net sales.  As products mature, they may be sold to alternative channels of distribution, which are not in direct competition with selected retailers for premier product lines.

We maintain a field sales staff that, as of February 22, 2012, consisted of 62 independent sales representatives, one senior vice president, one U.S. national sales vice president, one international sales vice president supporting both domestic and international business, one regional vice president, one regional sales director and two regional sales managers, each of whom is in regular contact with our retail accounts (approximately 4,000 retailers).  These sales representatives, sales managers and regional vice presidents are supported by twelve inside sales representatives who maintain contact with our retailers nationwide.  The inside sales representatives also serve in a customer service capacity because we believe that superior customer service can significantly enhance our marketing efforts.

International Sales - International sales are made primarily in Canada, Europe, South Africa, Korea and other Asian regions.  International sales in Canada are made through an agency relationship, while sales to other countries are made through a network of approximately 49 independent distributors.  For the years ended December 31, 2011, 2010 and 2009, international sales accounted for approximately 19%, 19% and 20%, respectively, of our net sales.

Website - We maintain a website at www.adamsgolf.com, which allows the visitor to access certain information about our products and heritage, locate retailers, inquire into careers, access corporate information related to corporate governance and news releases, and inquire about contacting us directly.  We also maintain www.yesgolf.com, www.ladyfairway.com and www.squaretwo.com for information about our Women's Golf Unlimited product lines.  Information contained on our websites is not incorporated by reference into this Annual Report.

Unauthorized Distribution and Counterfeit Clubs

Despite our efforts to limit our distribution to selected retailers, some quantities of our products have been found in unapproved outlets or distribution channels, including unapproved retailers conducting business on common Internet auction sites.  The existence of a "gray market" in our products can undermine the sales of authorized retailers, our agents and our foreign wholesale distributors who promote and support our products and can injure our image in the minds of our customers and consumers in general.  We make efforts to limit or deter unauthorized distribution of our products but do not believe the unauthorized distribution of our products can be totally eliminated.

In addition, we are occasionally made aware of the existence of counterfeit copies of our golf clubs, particularly in foreign markets.  When practical, we take action in these situations through local authorities with the help of legal counsel.

Industry Specific Requirements

We perform ongoing credit evaluation of our wholesale customers' financial condition and generally provide credit without the requirement of collateral from these customers.  We measure each customer's financial strength using various key aspects including, without limitation, the customer's overall credit risk (via Experian and Dun & Bradstreet, Inc. reports), payment history, industry communications, the portion of the customer’s balance that is past due and other various items.  We also look at the overall aging of the receivables in total and relative to prior periods to determine the appropriate reserve requirements.   Periods will fluctuate depending on the strength of the customers and the change in customer mix and their respective strength could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific retail customers.  Issuance of these terms (i.e., greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability and often coincides with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  We expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.

In addition to extended payment terms, the nature of the industry also requires that we carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  Our inventory balances were approximately $26,480,000 and $27,088,000 at December 31, 2011 and 2010, respectively.  A significant portion of our inventory purchases are from suppliers that are located predominately in China.  We do not anticipate any changes in the relationships with our suppliers; however, if such changes were to occur, we believe we would have alternative sources available, although replacing product could take six to nine months.

Major Customers

We are currently dependent on three customers, which collectively comprised approximately 29.7% of net revenues for the year ended December 31, 2011.  Of these customers, two customers represented greater than 5% but less than 10% of net revenues for the year ended December 31, 2011, and one customer represented greater than 10% but less than 20% of net revenues, while no customers represented greater than 20% of net revenues for the year ended December 31, 2011.   For the year ended December 31, 2010, three customers comprised approximately 28.9% of net revenues.  Of these customers, two represented greater than 5% but less than 10% of net revenues and one customer represented greater than 10% but less than 20% of net revenues and no customers represented greater than 20% of net revenues for the year ended December 31, 2010.

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

Backlog

The amount of our order backlog at any particular time is affected by a number of factors, including seasonality and scheduling of the manufacturing and shipment of products. At February 22, 2012, we had current backorders of $1,405,000, or 1.5% of total net sales for the year ended December 31, 2011, and orders to be fulfilled at a future date, not to exceed the current year, of $18,323,000, or 19.0% of total net sales for the year ended December 31, 2011.  At February 22, 2011, we had current backorders of $1,528,000, or 1.8% of total net sales for the year ended December 31, 2010, and orders to be fulfilled at a future date, not to exceed the current year, of $17,929,000, or 20.8% of total net sales for the year ended December 31, 2010.  The amount of our year over year backorder is slightly decreased primarily as a result of better inventory availability currently as compared to the prior year.  The balance is comprised of various product lines including Idea CB3 sets, Speedline Fast 12 drivers and fairway woods, Idea a12 OS sets and hybrids and integrated sets.  Future orders have increased as a result of continued overall brand strengthening along with increased demand from the retailers as we are entering the golf season.  We do not anticipate that a significant level of orders will remain unfilled within the current fiscal year.   In addition, we believe that the amount of our backlog is an unreliable indicator of future sales levels.

Competition

The golf club market is highly competitive.  We compete with a number of established golf club manufacturers, some of which have greater financial and other resources than us.  Our competitors include Callaway Golf Company, adidas-Salomon AG (Taylor Made - adidas Golf), Nike, Inc. (Nike Golf), Fila Korea (Titleist), and Karsten Assembly Company (PING), among others.  We compete primarily on the basis of performance, brand name recognition, quality and price.

For risks relating to Competition, see, “Increasing Competition” under “Risk Factors,” Item 1A.

Domestic and Foreign Operations

Domestic and foreign net sales for the years ended December 31, 2011, 2010 and 2009 were comprised as follows:

	2011		2010		2009

Domestic	$78,382,000	81.2%	$69,886,000	81.0%	$60,927,000	80.0%
Foreign	18,122,000	18.8	16,361,000	19.0	15,212,000	20.0

Total	$96,504,000	100.0%	$86,247,000	100.0%	$76,139,000	100.0%

Foreign net sales are generated in various regions including, without limitation, Canada (a majority of our foreign sales), Europe, Korea, Australia, South Africa and South America.

Employees

At February 22, 2012, we had 131 full-time employees including 31 engaged in production and quality control, 17 in order fulfillment, 21 in research and development, 12 in sales support, 25 in sales and marketing and 25 in management and administration.  Our employees are not unionized.  We hire third party temporary workers to fill the seasonal needs of the business.

Item 1A. Risk Factors.

Our business, operations and financial condition are subject to various risks and uncertainties.  We urge you to carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report, before making any investment decision with respect to our common stock.  If any of the risks or uncertainties actually occur or develop, our business, financial condition, results of operations and future growth prospects could be adversely affected and therefore affect the value in the investment in our common stock.

Continued Uncertainty in the Economy and Impact on Consumers and Retail

Our operations and performance depend significantly on worldwide economic conditions and their impact on levels of discretionary consumer spending, which remain at depressed levels.  Certain factors that could influence the levels of consumer spending include, without limitation, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, fuel and energy costs, consumer confidence and other macroeconomic factors affecting consumer spending behavior.  These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.  Any future decrease in economic activity in the United States or in other regions of the world in which we do business could significantly and adversely affect our results of operations and financial condition in a number of ways.  Any decline in economic conditions may reduce the purchases of our products, thereby reducing our revenues and earnings.  Bankruptcies or similar events by retailers and suppliers may cause us to incur bad debt expense at levels higher than historically experienced and could negatively impact overall revenues.  Credit risk includes the risk that our retail customers will not pay their bills, which may lead to a reduction in liquidity and an eventual increase in bad debt.  Our retail customers’ credit risk is determined by numerous factors including, without limitation, each individual customer’s business borrowings and credit availability, the overall level of economic activity in our various markets and the prices of products and services provided.  Additionally, increased promotional and closeout activity by our competitors could adversely impact the health of our customers and increase our credit risk.

Source of Supply

A significant portion of our inventory purchases are from one supplier in China.  We purchased approximately 19% and 27% of our total inventory purchased for the years ended December 31, 2011 and 2010, respectively, from this one Chinese supplier.  Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China and Taiwan.  We could, in the future, experience shortages of components for reasons including, without limitation, the supplier’s production capacity or materials shortages, or periods of increased price pressures, or bankruptcy or similar material adverse effect on the supplier’s operations and business, which could have a material adverse effect on our business, results of operations, financial position and liquidity.

Concentration of the Company’s Customer Base

We are currently dependent on three customers, which collectively comprised approximately 29.7% of net revenues for the year ended December 31, 2011.  For the year ended December 31, 2010, three customers comprised approximately 28.9% of net revenues.  The loss of one or more of our top customers could have a significant negative impact on the Company’s performance.  For the year ended December 31, 2011, one customer represented greater than 10% but less than 20% of net sales.  Any decline in or loss of business or the inability of this customer or any of our other large customers to timely pay their obligations, could have a material adverse effect upon our net sales and financial performance.

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

Possible Decreasing Amount of Golf Played by Consumers

Our revenues are completely driven from sales of golf-related products, and the demand for these products is directly related to the number of golfers and rounds of golf being played each year and the overall popularity of golf.  Golf products are recreational in nature and are therefore discretionary purchases for customers.  Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions and when consumers are feeling confident and prosperous.  If there was a decrease in consumer spending and increase in unemployment, golfers may decrease the number of rounds they play as well as the amount of golf-related products they purchase.  If golf participation or the number of rounds of golf played decreases, sales of our products may be adversely affected.

Increasing Competition

The golf club market is highly competitive.  We compete with a number of established golf club manufacturers, some of which have greater financial and other resources than we have.  Our competitors include Callaway Golf Company, adidas-Salomon AG (Taylor Made - adidas Golf), Nike, Inc. (Nike Golf), Fila Korea (Titleist), and Karsten Assembly Company (PING), among others.  We compete primarily on the basis of performance, brand name recognition, quality and price.  We believe that our ability to market our products through multiple distribution channels, including on- and off- course golf shops and other retailers, is important to the manner in which we compete.  The purchasing decisions of many golfers are often the result of highly subjective preferences, which can be influenced by many factors, including, among others, advertising, media, promotions and product endorsements.  These preferences may also be subject to rapid and unanticipated changes.  We could face substantial competition from existing or new competitors who introduce and successfully promote golf clubs that enjoy technological advantages or achieve market acceptance.  Such competition could result in significant price erosion, lower sales, or increased promotional expenditures, any of which could have a material adverse effect on our business, operating results and/or financial condition.  There can be no assurance that we will be able to compete successfully against current and future sources of competition or that our business, operating results and/or financial condition will not be adversely affected by increased competition in the markets in which we operate.

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

The introduction of new products by us or our competitors can be expected to result in closeouts, promotions or other discounting of existing inventories at both the wholesale and retail levels.  Such closeouts, promotions or discounting are likely to result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices.  As the Idea a12 OS product line of irons and the Speedline F11 product lines were launched in 2011, older product lines such as Idea a7 and a7 OS irons and Idea Tech V3 irons and Speedline F10 woods experienced reductions in price at both wholesale and retail levels.

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

Our attempts to maintain the secrecy of our confidential business information include, without limitation, engaging in the practice of having prospective vendors and suppliers sign confidentiality agreements when producing components of new technology.  No assurance can be given that our confidential business information will be adequately protected in all instances.  The unauthorized use of our confidential business information could adversely affect us.

Uncertainty Regarding Continuation of Profitability

While we generated net income in each of the five fiscal years from 2003 to 2007 and again in 2010 and 2011, we were not profitable for the years ending December 31, 2008 or 2009, and we experienced significant losses prior to the year ended December 31, 2003.  There can be no assurance that we will be able to increase or maintain revenues or continue such profitability on a quarterly or annual basis in the future.  An inability to continue to operate profitably could jeopardize our ability to develop, enhance, and market products, retain qualified personnel, and take advantage of future opportunities or respond to competitive pressures.

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

Given the current market price for our common stock and the state of the capital markets generally, we may not be able to raise funds through the issuance of our capital stock in the foreseeable future at commercially favorable terms, and we may also find it difficult to secure additional debt financing beyond our current credit facility.  There can be no assurance that financing will be available if needed or if available on terms favorable to us, or at all.  Accordingly, it is possible that our only sources of funding will be current cash reserves, projected cash flows from operations and up to $15.0 million of borrowings available under our revolving credit facility, assuming that such revolving credit facility continues to be available and that we continue to meet the covenants and conditions precedent to borrowing, which cannot be assured.

Dependence on Key Personnel and Endorsements

Our success depends to an extent upon the performance of our management team, which includes our Chief Executive Officer, Vice President of Research and Development, and many other key members of the team.  The loss or unavailability of Mr. Tim Reed, who joined the management team in 2000 in the capacity of Vice President of Research and Development, or other various members of the team, could also adversely affect our business.  With the exception of our Chairman of the Board of Directors and Interim Chief Executive Officer, B.H. (Barney) Adams, Mr. Reed, Mrs. Pamela High, Chief Financial Officer, Mr. Brad Barnett, V.P. of Global Operations, and Mr. Richard Berglund, V.P. of Strategic Accounts and Regional Sales, none of our Company's officers and employees are bound by employment agreements, and the employment of such officers and employees is, therefore, at will.  We established key-men life insurance policies on the life of Mr. Reed; however, there can be no assurance that the proceeds of this policy could adequately compensate us for the loss of his service.  In addition, there is strong competition for qualified personnel in the golf club industry, and the inability to continue to attract, retain and motivate other key personnel could adversely affect our business, operating results and/or financial condition. Effective February 29, 2012, Mr. Chip Brewer resigned as Chief Executive Officer and President.  Mr. Barney Adams will serve as Interim Chief Executive Officer until the Board of Directors determines otherwise.

On the PGA Tour we have entered into endorsement agreements with professionals such as Ryan Moore, Aaron Baddeley, Chad Campbell, and several others.  On the Champions Tour, we have entered into endorsement agreements with Tom Watson, Kenny Perry, Bernard Langer, and several others.  On the LPGA Tour, we have entered into endorsement agreements with Yani Tseng, Kathleen Ekey, Brittany Lang, and several others.  On the Nationwide tour, we have agreements with various players.  All of the above contracts have various dates of expiration through 2014 and require the use of certain of our products.  The loss of one or more of these endorsement arrangements could adversely affect our marketing and sales efforts and, accordingly, our business, operating results and/or financial condition.  From time to time, we negotiate with and sign endorsement contracts with either existing or new tour players.  As is typical in the golf industry, generally the agreements with these professional golfers do not necessarily require that they use exclusively our golf clubs at all times during the terms of the respective agreements, including, in certain circumstances, at times when we are required to make payments to them.  The failure of certain individuals to use our products on one or more occasions can result in, and has resulted in, negative publicity.   Alternatively, poor decisions by professionals sponsored by us could result in negative publicity.  No assurance can be given that our business would not be adversely affected in a material way by such negative publicity or by the failure of our known professional endorsers to carry and use our products.

Effectiveness of our Marketing Strategy

We have designed our marketing strategy to include advertising efforts in multiple media avenues such as television airtime on golf related events, product education for the consumer through an Internet website, publications including periodicals and brochures, and in store media such as point of purchase displays and product introduction fact sheets.  For the years ended December 31, 2011 and 2010, we spent approximately $4.9 million and $4.0 million, respectively, on the above listed marketing efforts.  There can be no assurances that our marketing strategy will be effective or that increases in the levels of investments in advertising spending will result in material fluctuations in the sales of our products.

Sufficient Inventory Levels

The nature of the golf industry requires that we carry a substantial level of inventory due to the lead times associated with purchasing components overseas coupled with the seasonality of customer demand.  Our inventory balances were approximately $26.5 million and $27.1 million at December 31, 2011 and December 31, 2010, respectively.  Due to the frequency of new product releases by us and/or our competitors, our existing inventory may be subject to a significant and rapid decline in the market value.  Because our inventories are valued at the lower of cost or market, a decline in the market value of our existing inventory may necessitate a substantial write down of our inventory balance, negatively impacting our financial performance.  Furthermore, if we are unable to maintain sufficient inventory to meet customer demand on a timely basis or provide sufficient capacity to assemble the products at our facility, the effect could result in cancellation of customer orders, loss of customers, and damage to our reputation.  In addition, carrying a substantial level of inventory has an adverse effect on our financial position and liquidity.

Accounts Receivable Customer Terms

Due to industry sensitivity to consumer buying trends and available disposable income, we have in the past extended payment terms for specific retail customers.  Issuance of these terms (i.e. greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history typically during off-peak times in the year.  These extended terms have a negative impact on our financial position and liquidity.  In addition, the reserves we establish may be inadequate in the event that the customer's financial strength weakens significantly.

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

Rapid Growth, Increased Demand for Product

If we are successful in obtaining rapid market growth for various golf clubs, we may be required to deliver large volumes of quality products to customers on a timely basis, which could potentially require us to increase our production facility, increase purchasing of raw materials or finished goods, increase the size of our workforce, expand our quality control capabilities, or incur additional expenses associated with sudden increases in demand.   Any combination of one or more of the listed factors could have a materially adverse effect on our profitability, operations and financial position.

Adequate Product Warranty Reserves

We provide a limited one year product warranty on all of our golf clubs.  Significant increases in the incidence of such claims may adversely affect our sales and our reputation with consumers.  We establish a reserve for warranty claims.  This reserve could be insufficient if we were to experience an unexpectedly high incidence of problems with our products.

Unauthorized Distribution and Counterfeit Clubs

Some quantities of our products have been found in unapproved outlets or distribution channels, including unapproved retailers conducting business on common Internet auction sites.  The existence of a "gray market" in our products can undermine the sales of authorized retailers and foreign wholesale distributors who promote and support our products and can injure our image in the minds of our customers and consumers in general.  We do not believe the unauthorized distribution of our products can be totally eliminated.  The unauthorized distribution of our clubs could have a material adverse effect on our results of operations, financial condition and/or competitive position.

In addition, we are occasionally made aware of the existence of counterfeit copies of our golf clubs, particularly in foreign markets.  When practical, we take action in these situations through local authorities and legal counsel.  If we are unable to effectively deter counterfeit efforts, they could have a material adverse effect on our results of operations, financial condition and/or competitive position.

Certain Risks of Conducting Business Abroad

Our Company imports a significant portion of our component parts, including heads, shafts, headcovers and grips, from companies in China and Taiwan.  In addition, we sell our products to certain distributors located outside the United States.  Our international business is currently centered in Canada, Europe, South Africa, Korea and other Asia markets, and our management is currently focusing our international efforts through agency and distributor relationships.   International sales accounted for approximately 19% of our net sales for the years ended December 31, 2011 and 2010.  Our business is subject to the risks generally associated with doing business abroad, such as foreign government relations, foreign consumer preferences, import and export control, political unrest, disruptions or delays in shipments and changes in economic conditions and exchange rates in countries in which we purchase components or sell our products.  Recent foreign events, including, without limitation, continuing U.S. military operations, could potentially cause a delay in imports or exports due to heightened security with customs.  In addition, by conducting business abroad, we could be adversely affected by changes in foreign exchange rates among the countries which may materially adversely affect our financial condition.  Furthermore, a change in our relationship with one or more of the customers or distributors could negatively impact the volume of foreign sales.

Reliance on Third Parties for Delivery

We use United Parcel Services (UPS) for substantially all outbound shipments of our products in the United States. We use other freight lines and larger air carriers for large domestic shipments and international shipments.  In addition, many of the components we use to build our products are shipped via air and ocean carriers from overseas using UPS Supply Chain Solution.  If we experienced a significant interruption in services from one or more of these providers, we may be unable to engage alternative suppliers to deliver our products or to timely provide the necessary components for production in a cost efficient manner.  This interruption could have a material adverse effect on our financial results.

Risks of  Adequate Insurance Coverage

We procure various insurance policies to cover different aspects of our business, including without limitation, property, commercial liability, workers compensation, business interruption, foreign liabilities, auto, crime, employment practices and directors' and officers' insurance.  Although we obtain various insurance policies, unforeseen situations or events may arise that could limit the amount or types of insurance coverage available to, or held by, the Company.

Anti-Takeover Provisions

Our Certificate of Incorporation and Amended and Restated Bylaws contain, among other things, provisions establishing a classified Board of Directors, authorizing shares of preferred stock with respect to which our Board of Directors has the power to fix the rights, preferences, privileges and restrictions without any further vote or action by the stockholders, requiring that all stockholder action be taken at a stockholders' meeting and establishing certain advance notice requirements in order for stockholder proposals or director nominations to be considered at such meetings.  In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law.  In general this statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.  Such provision could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving our Company that some or a majority of our stockholders might consider to be in their best interest, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price for the common stock.  The potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control, may discourage bids for the common stock at a premium over the market price of the common stock and may adversely affect the market price of and voting and other rights of the holders of the common stock.

Item 2.   Properties.

Our administrative offices and assembly facilities currently occupy approximately 65,000 square feet of space in Plano, Texas.  This facility is leased by us pursuant to a lease agreement expiring in August 2013 and may be extended for an additional five years.  We maintain the right to terminate the lease if we move to a larger facility owned by the current lessor.  Additionally, we lease a second facility of another 53,000 square feet of warehouse space in Plano, Texas, conveniently located in close proximity to our existing administration and assembly facility.  Our lease agreement for this facility expires in August 2013.  We believe that our current facilities will be sufficient for the foreseeable future.

Item 3.   Legal Proceedings.

We maintain directors' and officers' and corporate liability insurance to cover certain risks associated with, among other things, securities law-based claims filed against us or our directors and officers.  During the period covering our initial public offering, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In June 1999, a class action lawsuit, which we settled in June 2010, was filed against us concerning our initial public offering.  We have met the financial deductible of our directors' and officers' insurance policy for the period covered by the lawsuit.  On March 30, 2006, Zurich American Insurance Company ("ZAIC"), which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage of claims in the class action lawsuit because it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, Thilman & Filipini, LLC ("T&F"), asserting various causes of action arising out of T&F's alleged failure to notify ZAIC of the class action lawsuit.  T&F moved to dismiss our lawsuit on the basis that our suit was premature in that we had not been damaged because we had not paid any sums in satisfaction of a judgment or settlement of the class action securities litigation.  That motion was denied pursuant to a Memorandum Opinion and Order dated September 26, 2008.  On November 16, 2009, we filed a Second Amended Complaint reasserting our causes of action against T&F and adding ZAIC as a defendant to the lawsuit, asserting various causes of action against it arising out of its denial of coverage for the class action lawsuit.

On December 15, 2011, we entered into a Compromise Settlement Agreement and Mutual Release with ZAIC to settle the Company’s insurance coverage lawsuit against ZAIC.  Pursuant to the Settlement Agreement, ZAIC agreed to pay the Company $7.65 million in cash.  In addition, we and ZAIC agreed to release, the other party and the other party’s affiliates, directors, officers and attorneys from any claims related to the lawsuit or the facts and circumstances at issue in the litigation.  We also agreed to certain indemnification obligations.  Pursuant to the terms of the settlement reached by the Company in the underlying class action lawsuit, the Company was required to pay the class action plaintiffs the first $1.25 million from the Company’s recovery against ZAIC in the coverage lawsuit.  Prior to December 31, 2011, we received the full settlement amount of $7.65 million and remitted the portion due to the class action plaintiffs of $1.25 million.  The recovery of settlement expense, net of $1.3 million in legal fees incurred during 2011 was recorded during the year ended December 31, 2011 and is included in the accompanying statement of operations.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently listed and traded on the Nasdaq Capital Market under the symbol "ADGF"  The prices in the table below represent the quarterly high and low sales price for our common stock as reported by Nasdaq.  All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
2011
First Quarter	$6.20	$4.75
Second Quarter	7.88	4.83
Third Quarter	7.59	4.83
Fourth Quarter	6.46	4.95

2010
First Quarter	$3.50	$2.95
Second Quarter	4.32	3.30
Third Quarter	5.02	3.26
Fourth Quarter	4.90	4.21

On March 1, 2012, the last reported sale price of the common stock on Nasdaq was $9.14 per share.  At March 1, 2012, we had approximately 251 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

No dividends have been declared or paid relating to our common stock, nor do we anticipate declaring dividends in the foreseeable future.  The current credit facility does not limit the declaring or payment of dividends unless we are in default of the facility.

Equity Compensation Plan Information:

The following table sets forth information at December 31, 2011, regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	438,569	$1.02	36,713
Equity compensation plans not approved by security holders	-	n/a	-

Total	438,569	$1.02	36,713

Purchase of Equity Securities:

In October 1998, the Board of Directors approved a plan with no expiration date whereby we are authorized to repurchase from time to time on the open market up to 500,000 shares of its common stock.  At December 31, 1998, we had repurchased 164,375 shares of common stock at an average price per share of $19.08 for a total cost of approximately $3,136,000.  During the year ended December 31, 2006, we repurchased 69,782 shares of common stock at prices ranging from $5.40 to $5.76 price per share for a total cost of approximately $390,000.  During the year ended December 31, 2007, we repurchased 91,966 shares at prices ranging from $7.60 to $8.00 for a total cost of approximately $728,000.  During the year ended December 31, 2008, we repurchased 84,814 shares at prices ranging from $2.90 to $6.73 for a total cost of approximately $500,000.  During 2011, 2010 and 2009, no shares were repurchased.  The repurchased shares are held in treasury.  We have a remaining balance of 89,063 shares available to be repurchased under this plan.

Item 6.   Selected Financial Data.

The selected financial data presented below is derived from our consolidated financial statements for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.  The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and related notes, and other financial information included elsewhere in this document.

	Year Ended December 31,

	2011	2010	2009	2008	2007
	(in thousands, except per share data)

Consolidated Statements of Operations Data:

Net sales	$96,504	$86,247	$76,139	$91,451	$94,604

Operating income (loss)	11,846	5,265	(12,075)	(1,422)	4,106

Net income (loss)	$14,464	$5,047	$(12,188)	$(1,459)	$9,401

Income (loss) per common share (1) : Basic	$1.87	$0.70	$(1.82)	$(0.23)	$1.54
Diluted	$1.79	$0.66	$(1.82)	$(0.23)	$1.32

Weighted average common shares outstanding (1):

Basic	7,747	7,210	6,689	6,413	6,095

Diluted	8,100	7,686	6,689	6,413	7,134

Consolidated Balance Sheet Data:

Total assets	$80,541	$62,738	$57,219	$67,056	$71,186

Total debt (including current maturities)	--	--	--	--	--

Stockholders' equity	$62,390	$47,099	$40,510	$50,314	$53,299
______________________

(1)	See Note 1 (k) of Notes to Consolidated Financial Statements for information concerning the calculation of income / (loss) per common share and weighted average common shares outstanding.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels.  Our recently launched products include the Speedline Fast 12 drivers, Fast 12 LS drivers and the Speedline Fast 12 fairway woods, along with the Idea a12 OS irons and hybrids, Idea a12 hybrids, Idea Pro a12 irons and hybrids, Idea Tech V3 irons and hybrids, Redline irons, Idea a7 and a7 OS irons and hybrids, and Speedline 9088 UL drivers.  We also develop new products under the Yes! Putters, Women's Golf Unlimited, Lady Fairway and Square 2 brands.

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

Our net sales of golf clubs and accessories are primarily derived from sales to on- and off- course golf shops and sporting goods retailers and, to a lesser extent, international distributors and mass merchandisers.  Our net sales are typically driven by product lifecycles.  Several factors affect a product's life, including without limitation, customer acceptance, competition and technology.  As a result, each product family's life cycle generally ranges from six months to three years.

Our costs of goods sold consists primarily of component parts, including the head, shaft and grip.  To a lesser extent, our cost of goods sold includes labor, occupancy and shipping costs in connection with the inspection, testing, assembly and distribution of our products and certain promotional and advertising costs given in the form of additional merchandise as consideration to customers.

Key Performance Indicators

Our management team has defined, and tracks performance against, without limitation, several key sales, operational and balance sheet performance indicators.  Key sales performance indicators include, without limitation, the following:

          --Daily sales by product group;
          --Daily sales by geography;
          --Sales by customer channel;
          --Gross margin performance;
          --Market share by product at retail;
          --Inventory share by product at retail; and
          --Daily sales order volume, historical and projected.

Tracking these sales performance indicators on a regular basis allows us to understand whether we are on target to achieve our internal sales plans.

Key operational performance indicators include, without limitation, the following:

          --Product returns (dollars and percentage of sales);
          --Product credits (dollars and percentage of sales);
          --Units shipped per man-hour worked;
          --Units produced per man-hour worked both standard and custom production;
          --Orders shipped on time;
          --Orders produced on time;
          --Repairs produced on time;
          --Utilization of labor hours;
          --Expenses by department;
          --Inbound and outbound freight cost by mode (total dollars and dollars per unit);
          --Inbound freight utilization by mode (ocean vs. air); and
          --Vendor purchase order cycle time.

Tracking these operational performance indicators on a regular basis allows us to understand whether we are on target to achieve our expense targets and efficiently satisfy customer demand.

Key balance sheet performance indicators include, without limitation, the following:

          --Days of sales outstanding;
          --Days of inventory (at cost);
          --Days of payables outstanding; and
          --Capital additions and deprecation.

Tracking these balance sheet performance indicators on a regular basis allows us to understand our working capital performance and forecast cash flow and liquidity.

Results of Operations

The following table sets forth operating results expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of goods sold	55.7	56.2
Gross profit	44.3	43.8
Operating expenses:
Research and development expenses	3.0	3.0
Selling and marketing expenses	25.0	24.3
General and administrative expenses	9.4	10.4
Recovery of settlement expense, net of legal fees	(5.3)	--
Total operating expenses	32.1	37.7
Operating income	12.2	6.1
Interest income, net	(0.0)	0.0
Other income, net	0.0	0.0
Income before income taxes	12.2	6.1
Income tax expense (benefit)	(2.8)	0.2
Net income	15.0%	5.9%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Overview

During the year ended December 31, 2011, we generated approximately 12% growth in net sales compared to the year ended December 31, 2010.  This overall growth was driven by an increase in our sales volume due to our continued success in product development and overall brand growth.  Our gross margin percentage improved from 43.8% in 2010 to 44.3% for the year ended December 31, 2011 and total margin dollars increased by $5.0 million.  Total net income for the year ended December 31, 2011 increased by $9.5 million to $14.5 million compared to $5.0 million for the year ended December 31, 2010.  Our net income for the year ended December 31, 2011 was favorably impacted by the net recovery of $6.4 million from our settlement with Zurich (“ZAIC’) before the net effect of associated legal fees of $1.3 million incurred in 2011 and the increase in the deferred tax asset recorded of $2.7 million.  Thus, factoring out these one time events, net income for 2011 would have been $6.7 million which was improved as compared to the year ended December 31, 2010.  While we are continually growing the business, we are also continuing to reinvesting the profits back into the business for anticipated future growth.

Net Sales

Total net sales increased to $96.5 million for the year ended December 31, 2011 from $86.2 million for the year ended December 31, 2010.  Our sales were primarily driven by sales of the Speedline F11 drivers and fairway woods, the recent launch of the Idea a12 pro and a12 OS family of irons and hybrids, and sales of the Idea Tech V3 irons and hybrids, the Idea a7 and a7 OS irons and hybrids, and integrated package sets.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycle generally ranges from six months to three years.

	Year Ended December 31,
	2011	2010
	(unaudited)
Irons	64.7%	68.3%
Fairway woods	24.3	16.7
Drivers	8.7	13.3
Wedges and Other	2.3	1.7
Total net sales	100%	100%

Net sales of irons increased to $62.4 million, or 64.7% of total net sales, for the year ended December 31, 2011 from $58.9 million, or 68.3% of total net sales, for the comparable period of 2010.  Net sales of irons for the year ended December 31, 2011 primarily resulted from sales of the recently introduced Idea Pro a12, a12 OS irons and Redline irons along with the Idea Tech V3 irons, the Idea a7 and a7 OS irons and integrated iron sets and a smaller portion of sales resulted from the close out of the Idea a4 irons.  For the comparable period of 2010, net sales primarily resulted from sales of the Idea a7 and a7 OS irons, Idea Tech V3 irons, Idea Black family of irons and a smaller portion of sales resulted from the close out of the Idea a3 OS irons and integrated iron sets.

Net sales of fairway woods increased to $23.4 million, or 24.3% of total net sales, for the year ended December 31, 2011, from $14.4 million, or 16.7% of total net sales, for the comparable period of 2010.  Net sales of fairway woods for the year ended December 31, 2011 were primarily generated from our recent launch of our Idea Pro a12 hybrids, Idea a12 and a12 OS hybrids, along with the sales from the Idea Tech V3 hybrids, Idea a7 and a7 OS hybrids and Speedline Fast 11 fairway woods.  Net sales of fairway woods for the year ended December 31, 2010 were primarily generated from sales of our Idea Black family of hybrids, Idea a7 and a7 OS hybrids, Idea Tech V3 hybrids and Speedline Fast 10 fairway woods.

Net sales of drivers decreased to $8.4 million, or 8.7% of total net sales, for the year ended December 31, 2011 from $11.4 million, or 13.3% of total net sales, for the comparable period of 2010.  Net sales of drivers for the year ended December 31, 2011 were primarily generated from sales of the Speedline Fast 11 driver, while in the year ended December 31, 2010, net sales were primarily driven by sales of the Speedline Fast 10 driver.

For the year ended December 31, 2011, we were dependent on three customers that collectively comprised approximately 29% of net sales for the year ended December 31, 2011.  Should one of these customers fail to meet their obligations to us, our results of operations and cash flows would be materially adversely impacted.

	Year Ended December 31,
	2011	2010
	(unaudited)
United States	$78,382	$69,886
Rest of world	18,122	16,361
Total net sales	$96,504	$86,247

Net sales of our products outside the United States increased to $18.1 million, or 18.8% of total net sales for the year ended December 31, 2011, from $16.4 million, or 19.0% of total net sales, for the year ended December 31, 2010, respectively.  Net sales resulting from countries outside the United States and Canada increased to 7.8% of total net sales for the year ended December 31, 2011 from 6.4% for the year ended December 31, 2010.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased to 55.7% of total net sales, or $53.7 million, for the year ended December 31, 2011 from 56.2% of total net sales, or $48.5 million, for the year ended December 31, 2010.  The decrease as a percentage of total net sales was primarily due to changes in our product mix as each product category carries a different gross margin.

Operating Expenses

Selling and marketing expenses increased to $24.1 million for the year ended December 31, 2011 from $21.0 million for the year ended December 31, 2010.  The increase was primarily the result of an increase in marketing and tour expense of $1.6 million, increased commission expense of $0.5 million associated with higher revenues and increased compensation expense of $0.8 million.

General and administrative expenses remained flat at $9.0 million for the year ended December 31, 2011 compared to $9.0 million for the year ended December 31, 2010.  The slight overall increase was primarily a result of the settlement of the ZIAC litigation that resulted in a net decrease of $0.8 million in legal fees year over year partially offset by an increase in compensation expenses of $0.4 million.

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $2.9 million for the year ended December 31, 2011 from $2.6 million for the year ended December 31, 2010.

Recovery of settlement expense of $5.3 million was a result of the settlement agreement with Zurich American Insurance Company entered into on December, 15, 2011.  Pursuant to the terms of the settlement reached by the Company in the underlying class action lawsuit, we were required to pay the class action plaintiffs the first $1.25 million from the recovery.  Prior to December 31, 2011, we received the full settlement amount of $7.65 million and remitted the portion due to the class action plaintiffs of $1.25 million.  The recovery of settlement expense was recorded net of $1.3 million in legal fees incurred during 2011 was recorded during the year ended December 31, 2011.

Income tax benefit increased to $2.7 million for the year ended December 31, 2011 from an income tax expense of $0.2 million for the year ended December 31, 2010.  The income tax benefit in the current year is attributable to our management's assessment of the realizability of our existing deferred tax asset and the recording of a deferred tax benefit of $2.9 million during the current year.  We believe that the full value of the asset can be utilized in the future and thus no longer need a reserve against the net asset balance.

Assets

Our net accounts receivable balances were approximately $16.8 million and $16.6 million at December 31, 2011 and December 31, 2010, respectively.

Our inventory balances were approximately $26.5 million and $27.1 million at December 31, 2011 and December 31, 2010, respectively.  The decrease in inventory levels was primarily due to the timing of receipt of goods.

Other current assets increased to $3.3 million at December 31, 2011 from $0.5 million at December 31, 2010.  This increase is a result of a net receivable owed from our Canadian agent for receivables collected during the period which had not yet been remitted to us by December 31, 2011.

Other assets were approximately $1.4 million and $0.1 million at December 31, 2011 and December 31, 2010, respectively.  The increase in other assets was primarily driven by the purchase of patents and trademarks in the Yes! Golf acquisition.

Deferred tax asset, both short term and long term, increased as a result of recognizing the full value of the deferred tax asset and thus eliminating the need for a reserve against the net asset balance.  The current portion was $2.0 million at December 31, 2011 and the long term portion is $11.2 million.  At December 31, 2010, the deferred tax asset was recorded as a long term asset of $10.2 million.

Our accrued liabilities balances were approximately $10.8 million and $9.4 million at December 31, 2011 and December 31, 2010, respectively.  The increase in accrued liabilities resulted from an increase in accruals for long term incentive compensation plans of $0.8 million along with an overall increase in our deferred revenues of $0.8 million.

Disclosure of Contractual Obligations

We are obligated to make future payments under various contracts, including equipment capital leases and operating leases.  We do not have any long-term debt or purchase commitment obligations.  The following table summarizes our contractual obligations at December 31, 2011, reported by maturity of obligation.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$--	$--	$--	$--	$--
Capital Lease Obligations	--	--	--	--	--
Operating Lease Obligations	1,040,885	627,821	413,065	--	--
Purchase Obligations	--	--	--	--	--
Other Long-term Liabilities Reflected on the Registrant's Balance sheet under GAAP	--	--	--	--	--

Total	$1,040,885	$627,821	$413,065	--	--

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

Cash and cash equivalents increased to $18.2 million at December 31, 2011 compared to $6.7 million at December 31, 2010.  The $11.5 million increase was primarily due to increased earnings, including the net recovery of $6.4 million from the ZAIC settlement and an increase in net accounts payable and accrued expenses totaling $2.5 million.  This was partially offset by an increase in current assets and other assets of $4.1 million related to the purchase of intangible assets from Yes! Golf and a receivable due from our Canadian agent resulting from receivables collected, not yet remitted.

In November 2007, we signed a revolving credit agreement, which expires in November 2012, with Wachovia Bank, NA to provide a credit line of up to $15.0 million in short term debt.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio.  This agreement was amended in June 2009 so that the ratio need only be maintained while we have less than $5.0 million in availability on the facility, and it was further amended in December 2009 to provide that our debt covenant ratio need only be maintained while we have less than $2.0 million in availability on the facility between March and June of each year.  Interest on outstanding balances accrues at a rate of LIBOR plus 2.50% and is payable monthly.  As of December 31, 2011 and March 6, 2012, we had no outstanding borrowings on our credit facility and we were in compliance with the terms of our agreement.  In 2008, Wells Fargo Bank, NA acquired Wachovia Bank, NA.  As a result, Wells Fargo Bank, NA, as successor to Wachovia Bank, NA, became our lender under the line of credit and is subject to all of the terms and conditions thereof.

Working capital, or our current assets less our current liabilities, increased to $48.8 million at December 31, 2011 from $35.9 million at December 31, 2010.   Approximately 25% of our current assets were comprised of accounts receivable at December 31, 2011, compared to 32% at December 31, 2010.  Due to industry sensitivity to consumer buying trends, seasonality and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e., greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability and to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  Due to the competitiveness of the golf retail market, we believe that more customers may request payment terms and we expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if the collection of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect such trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under our credit facility, we would be required to obtain additional financing, which may not be available at all or in the full amounts necessary, or limit expenditures to the extent of available cash on hand, all of which could adversely effect our current growth plans.

Our anticipated sources of liquidity over the next twelve months are expected to be cash reserves, projected cash flows from operations and available borrowings under our credit facility, and we anticipate that these sources will provide us with sufficient capital to fund our expected capital expenditure programs during 2012.  These capital expenditure programs can be suspended or delayed at any time with minimal disruption to our operations if cash is needed in other areas of our operations.  In addition, cash flows from operations and cash reserves will be used to support ongoing purchases of component parts for our current and future product lines.  We expect that our projected cash flows from operations, current cash reserves and borrowings available under our credit facility will be sufficient to meet our working capital requirements during periods of low cash flows resulting from the seasonality of the golf industry.

If adequate funds are not available or not available on acceptable terms, we may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results, financial condition and/or liquidity.

Off-balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements and it is our policy to not participate in off-balance sheet transactions, including without limitation,  to special purpose entities.

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

  Inventories

Inventories are valued at the lower of cost or market and primarily consist of finished golf clubs and component parts.  Cost is determined using the first-in, first-out method.  The inventory balance, which includes material, labor and assembly overhead costs, is recorded net of an estimated allowance for obsolete inventory.  The estimated allowance for obsolete inventory is based upon management's understanding of market conditions and forecasts of future product demand.  Accounting for inventories could result in material adjustments if market conditions and future demand estimates are significantly different from original assumptions, causing the reserve for obsolescence to be materially adversely affected.

   Revenue Recognition

We recognize revenue when the product is shipped.  At that time, the title and risk of loss is transferred to the customer, the price is fixed or determinable, and the ability to collect is reasonably assured.  The ability to collect is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.  If our ability to collect were to decrease significantly, our revenue would be adversely affected.  Additionally, an estimate of product returns and warranty costs are recorded when revenue is recognized.  Estimates are based on historical trends taking into consideration current market conditions, customer demands and product sell through.  We also record estimated reductions in revenue for sales programs such as co-op advertising and spiff incentives.  Estimates in the sales program accruals are based on program participation and forecast of future product demand.  If actual sales returns and sales programs significantly exceed the recorded estimated allowances, our revenue would be adversely affected.  We recognize deferred revenue as a result of sales that have extended terms and a right of return of the product under a specified program.  Once the product under the deferred revenue program is paid for and all revenue recognition criteria have been met, we record revenue.

  Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts, which estimates losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification.  We evaluate each individual customer and measure various key aspects of customer data including, without limitation, their overall credit risk (via Experian and Dun & Bradstreet, Inc. reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items.  From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the appropriate reserve requirements.   Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances which remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We generally do not require collateral.  Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more of our customers' financial strength.

  Product Warranty

Our golf equipment is sold under warranty against defects in material and workmanship for a period of one year.  An allowance for estimated future warranty costs is recorded in the period products are sold.  In estimating our future warranty obligations, we consider various relevant factors, including, without limitation, our stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product.  Accounting for product warranty reserve could be adversely affected if one or more of our products were to fail (i.e. broken shaft, broken head, etc.) to a significant degree above and beyond our historical product failure rates as the historical rates determine the product warranty accruals.

   Income Taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes.   FASB ASC 740 prescribes the use of the liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The realization of the deferred tax assets, including net operating loss carryforwards, is subject to our ability to generate sufficient taxable income during the periods in which the temporary differences become realizable.  In evaluating whether a valuation allowance is required, we consider all available positive and negative evidence, including prior operating results, the nature and reason of any losses, our forecast of future taxable income, and the dates of which any deferred tax assts are expected to expire.  These assumptions require a significant amount of judgment, including estimates of future taxable income.  The estimates are based on our best judgment at the time made based on current and projected circumstances and conditions. We believe that the full value of the asset can be utilized in the future and thus no longer need a reserve against the net asset balance.  We file tax returns with U.S. federal and state jurisdictions and are no longer subject to income tax examinations for years before 2007.

   Long-Lived Assets, Amortization and Impairment

Long-lived assets consists of property and equipment and intangible assets.  We amortize long-lived assets on a straight line basis over the determined useful life of each asset.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the years ended December 31, 2011 and 2010, there were no impairments of long-lived assets.

New Accounting Pronouncements

Any new accounting pronouncements have been listed in Note 1 (f) of the Consolidated Financial Statements, which is incorporated herein by this reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

The financial statements are set forth herein under Item 15 commencing on page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Introduction

"Disclosure Controls and Procedures" are defined in Rules 13a -15(e) and 15d -15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the  rules and forms of the Securities and Exchange Commission.  Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

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

Evaluation of Internal Controls over Financial Reporting and Disclosure Controls and Procedure

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal controls over financial reporting as of December 31, 2011, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of the assessment, management concluded that as of December 31, 2011, our internal controls over financial reporting are effective.   There were no material changes to our internal controls over financial reporting during the year ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our Internal Controls Over Financial Reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the year ended December, 31, 2011 that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

Item 9B.  Other Information.

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

Item 13.   Certain Relationships and Related Transactions and Director Independence.

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a)  The following documents are filed as a part of this report following the signature page:

(1) Consolidated Financial Statements

Item	Page

Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
Consolidated Statements of Operations for the Years ended December 31, 2011 and 2010	F-4
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2011 and 2010	F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 2011 and 2010	F-6
Notes to Consolidated Financial Statements	F-7 - F-22

(2) Financial Statement Schedules All financial statement schedules have been omitted because such schedules are not required under provisions of Article 8 of Regulation S-X.

(3) Exhibits

The exhibits listed below are filed as a part of or incorporated by reference in this Annual Report.  Where such filing is made by incorporation by reference to a previously filed document, such document is identified in parenthesis.  See the Index of Exhibits included with the exhibits filed as a part of this Annual Report.

Exhibit	Description	Location

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed on February 14, 2008	Incorporated by reference to 2007 Form 10-K (Exhibit 3.2)

Exhibit 3.3	Amended and Restated By-laws	Incorporated by reference to Form S-1 File No. 333-51715 (Exhibit 3.2)

Exhibit 4.1	2002 Stock Incentive Plan for Adams Golf, Inc.	Incorporated by reference to Annex A of the 2002 Proxy Statement File No. 000-24583 (Annex A)

Exhibit 4.2	Form of Option Agreement under the 2002 Stock Option Plan of Adams Golf, Inc.	Incorporated by reference to Form S-8 File No. 333-112622 (Exhibit 4.7)

Exhibit 10.1	Amendment dated September 1, 2003 to the Commercial Lease Agreement dated April 6, 1998, between Jackson-Shaw Technology Center II and the Company	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-24583 (Exhibit 10.12)

Exhibit 10.2	Commercial Lease Agreement dated April 10, 2008, between CLP Properties Texas, L.P. and the Company	Incorporated by reference to the Current Report on Form 8-K, dated April 15, 2008 (Exhibit 10.1)

Exhibit 10.3	Revolving Line of Credit between Adams Golf, Inc and Wachovia Bank, National Association	Incorporated by reference to the Current Report on Form 8-K, dated November 13, 2007 (Exhibit 10.1)

Exhibit 10.4	Amendment to Revolving line of Credit between Adams Golf, Inc. and Wachovia Bank, National Association	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-33978 (Exhibit 10.9)

Exhibit 10.5	Commercial Lease Agreement dated December 15, 2007, between MDN/JSC -II Limited and the Company	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007, File No. 333-51715 (Exhibit 10.9)

Exhibit 10.6	Employment Agreement - Byron (Barney) H. Adams	Incorporated by reference to the Current Report on Form 8-K, dated January 12, 2009 (Exhibit 10.1)

Exhibit 10.7	Employment Agreement - Oliver G. (Chip) Brewer, III	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 001-33978 (Exhibit 10.9)

Exhibit 10.8	Stipulation of Settlement of In Re Adams Golf, Inc. Securities Litigation, dated December 9, 2009	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33978 (Exhibit 10.10)

Exhibit 10.9	Change of Control Agreement – Pamela High, Chief Financial Officer	Incorporated by reference to the Current Report on Form 8-K, dated March 2, 2011 (Exhibit 10.1)

Exhibit 10.10	Bill of Sale dated January 20, 2011	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 001-33978 (Exhibit 10.11)

Exhibit 10.11	Separation Agreement – Oliver G. (Chip) Brewer, III	Incorporated by reference to the Current Report on Form 8-K, dated February 27, 2012 (Exhibit 10.1)

Exhibit 10.12	Compromise Settlement Agreement and Mutual Release	Included in this filing

Exhibit 21.1	Subsidiaries	Included in this filing

Exhibit 23.1	Consent of BKD LLP	Included in this filing

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 101.INS**	XBRL Instance Document	Included in this filing

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document	Included in this filing

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Included in this filing

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Included in this filing

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Included in this filing

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Included in this filing

___________________

**In accordance with Rule 406T of Regulation S-T, the information in these exhibits is “furnished” and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(b)  Exhibits

          See Item 15(a)(3)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAMS GOLF, INC., a Delaware corporation

Date: March 6, 2012	By: /S/ B.H. (BARNEY) ADAMS
B. H. (Barney) Adams, Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 6, 2012	By: /S/ B.H. (BARNEY) ADAMS
B.H. (Barney) Adams, Chairman of the Board and
Interim Chief Executive Officer

Date: March 6, 2012	By: /S/ PAMELA J. HIGH
Pamela J. High
Chief Financial Officer
(Principal Financial Officer)

Date: March 6, 2012	By: /S/ MARK R. MULVOY
Mark R. Mulvoy
Director

Date: March 6, 2012	By: /S/ ROBERT D. ROGERS
Robert D. Rogers
Director

Date: March 6, 2012	By: /S/ RUSSELL L. FLEISCHER
Russell L. Fleischer
Director

Date: March 6, 2012	By: /S/ JOSEPH R. GREGORY
Joseph R. Gregory
Director

Date: March 6, 2012	By: /S/ JOHN M. GREGORY
John M. Gregory
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the Years ended December 31, 2011 and 2010	F-4

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2011 and 2010	F-5

Consolidated Statements of Cash Flows for the Years ended December 31, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Adams Golf, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheets of Adams Golf, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Golf, Inc. as of December 31, 2011 and  2010 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ BKD, LLP
Dallas, Texas
March 6, 2012

ADAMS GOLF, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS
	December 31,
	2011	2010

Current assets:
Cash and cash equivalents	$18,216	$6,724
Trade receivables, net	16,786	16,594
Inventories, net	26,480	27,088
Prepaid expenses	209	632
Deferred tax asset, net –current	1,962	--
Other current assets	3,274	459
Total current assets	66,927	51,497

Property and equipment, net	946	879
Deferred tax asset, net – non current	11,245	10,228
Other assets, net	1,423	134
	$80,541	$62,738

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,363	$6,255
Accrued expenses and other current liabilities	10,788	9,384
Total liabilities	18,151	15,639

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 1,250,000 shares; none issued	-	-
Common stock, $0.001 par value; authorized 12,500,000 shares; 8,218,726 and 8,045,078 shares issued and 7,807,789 and 7,634,141 shares outstanding at December 31, 2011 and 2010, respectively	8	8
Additional paid-in capital	95,291	94,525
Accumulated other comprehensive income	2,727	2,666
Accumulated deficit	-30,882	-45,346
Treasury stock, 410,937 shares of common stock at December 31, 2011 and 2010, at cost	(4,754)	(4,754)
Total stockholders' equity	62,390	47,099

	$80,541	$62,738

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,

	2011	2010

Net sales	$96,504	$86,247
Cost of goods sold	53,727	48,504
Gross profit	42,777	37,743

Operating expenses:
Research and development expenses	2,898	2,551
Selling and marketing expenses	24,145	20,966
General and administrative expenses	9,013	8,961
Recovery of settlement expense, net of legal fees	(5,125)	-
Total operating expenses	30,931	32,478
Operating income	11,846	5,265

Other income (expense):
Interest income	3	6
Interest expense	(73)	(38)
Other	(1)	(12)
Income before income taxes	11,775	5,221
Income tax expense (benefit)	(2,689)	174
Net income	$14,464	$5,047

Net income per common share:
Basic	$1.87	$0.70
Diluted	$1.79	$0.66

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

Years Ended December 31, 2011 and 2010

	Shares of		Additional	Accumulated Other			Cost of	Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Income	Deficit	Income	Stock	Equity

Balance, December 31, 2009	7,387,309	$7	$93,576	$2,074	$(50,393)		$(4,754)	$40,510

Comprehensive income:
Net income	‑	‑	‑	‑	5,047	$5,047	‑	5,047
Foreign currency translation	‑	‑	‑	592	‑	592	‑	592
Comprehensive income	‑	‑	‑	‑	‑	$5,639	‑	‑
Stock options exercised	376,875	1	14	‑	‑		‑	15
Issuance of restricted stock	280,894	‑	‑	‑	‑		‑	‑
Stock-based compensation	‑	‑	935	‑	‑		‑	935

Balance, December 31, 2010	8,045,078	8	94,525	2,666	(45,346)		(4,754)	47,099

Comprehensive income:
Net income	‑	‑	‑	‑	14,464	$14,464	‑	14,464

Foreign currency translation	‑	‑	‑	61	‑	61	‑	61
Comprehensive income	‑	‑	‑	‑	‑	$14,525	‑	‑
Stock options exercised	75,600	‑	3	‑	‑		‑	3
Issuance of restricted stock	98,048	‑	‑	‑	‑		‑	‑
Stock-based compensation	‑	‑	763	‑	‑		‑	763
Balance, December 31, 2011	8,218,726	$8	$95,291	$2,727	$(30,882)		$(4,754)	$62,390

See accompanying notes to consolidated financial statements

ADAMS GOLF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$14,464	$5,047
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	613	514
Stock-based compensation	763	935
Provision for doubtful accounts	966	1,063
Reduction of inventory reserve	(347)	--
Deferred income taxes	(2,979)	--
Changes in operating assets and liabilities:
Trade receivables	(1,158)	(4,521)
Inventories	955	(7,367)
Prepaid expenses	423	(255)
Other current assets	(2,814)	(227)
Accounts payable	1,108	776
Accrued expenses and other current liabilities	1,406	(2,042)
Net cash provided by (used in) operating activities	13,400	(6,077)
Cash flows from investing activities:
Purchases of property and equipment	(463)	(340)
Purchases of intangible assets	(1,501)	--
Net cash used in investing activities	(1,964)	(340)
Cash flows from financing activities:
Principal payments under capital lease obligation	(3)	(14)
Proceeds from exercise of stock options	3	15
Debt financing costs	(5)	(14)
Net cash used in financing activities	(5)	(13)

Effects of exchange rate changes	61	592
Net increase (decrease) in cash and cash equivalents	11,492	(5,838)
Cash and cash equivalents at beginning of the year	6,724	12,562
Cash and cash equivalents at end of the year	$18,216	$6,724
Supplemental disclosure of cash flow information:
Interest paid	$73	$38
Income taxes paid	$223	$122

See accompanying notes to consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Tables in thousands, except share and per share amounts)

(1) Summary of Significant Accounting Policies

(a) General

We design, assemble, market and distribute premium quality, technologically innovative golf clubs for all skill levels.  Our recently launched products include the Speedline Fast 12 driver, Fast 12 LS driver and the Speedline Fast 12 fairway wood, along with the Idea a12 OS irons and hybrids, Idea a12 hybrids, Idea Pro a12 irons and hybrids, Tech V3 irons and hybrids, Redline irons, Idea a7 and a7 OS irons and hybrids, Speedline 9088 UL drivers.  We also develop new products under the Yes! Putters, Women's Golf Unlimited, Lady Fairway and Square 2 brands.

The consolidated financial statements include the accounts of Adams Golf, Inc. and its subsidiaries (collectively, the “Company”), all of which are wholly-owned.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(c) Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts, which estimates losses resulting from the inability of our customers to make required payments.  An estimate of uncollectable amounts is made by management using an evaluation methodology involving both overall and specific identification.  We evaluate each individual customer and measure various key aspects of customer data including, without limitation, their overall credit risk (via Experian and Dun & Bradstreet, Inc. reports), payment history, track record for meeting payment plans, industry communications, the portion of the customer's balance that is past due and other various items.  From an overall perspective, we also look at the aging of the receivables in total and aging relative to prior periods to determine the appropriate reserve requirements.   Fluctuations in the reserve requirements will occur from period to period as the change in customer mix or strength of the customers could affect the reserve disproportionately compared to the total change in the accounts receivable balance.  Based on management's assessment, we provide for estimated uncollectable amounts through a charge to earnings and a credit to the valuation allowance.  Balances which remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  We generally do not require collateral.  Accounting for an allowance for doubtful accounts could be significantly affected as a result of a deviation in our assessment of any one or more of our customers' financial strength.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Tables in thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies (continued)

(d) Revenue Recognition

We recognize revenue when the product is shipped.  At that time, the title and risk of loss is transferred to the customer, the price is fixed or determinable, and the ability to collect is reasonably assured.  The ability to collect is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.  If our ability to collect were to decrease significantly, our revenue would be adversely affected.  Additionally, an estimate of product returns and warranty costs are recorded when revenue is recognized.  Estimates are based on historical trends taking into consideration current market conditions, customer demands and product sell through.  We also record estimated reductions in revenue for sales programs such as co-op advertising and spiff incentives.  Estimates in the sales program accruals are based on program participation and forecast of future product demand.  If actual sales returns and sales programs significantly exceed the recorded estimated allowances, our revenue would be adversely affected.  We recognize deferred revenue as a result of sales that have extended terms and a right of return of the product under a specified program.  Once the product under the deferred revenue program is paid for and all revenue recognition criteria have been met, we record revenue.

(e) Property and Equipment and Intangible Assets

Property and equipment are stated at cost or imputed value less accumulated depreciation and amortization.   Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years on property and equipment. Maintenance and repairs are expensed as incurred.  Significant replacements and betterments are capitalized.

Intangible assets consist primarily of patents and trademarks and are amortized over the estimated useful lives of the respective assets, which range from three to fifteen years.

(f) New Accounting Pronouncements

In 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (the “ASU”),  which amended guidance for the presentation of comprehensive income.  The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive incomes, or in two separate, but consecutive statements.  The current option to report other comprehensive incomes and its components in the statement of stockholders’ equity will be eliminated.  Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance.  The ASU is effective for us in the first quarter 2012 and retrospective application will be required.  The ASU will change our financial statement presentation of comprehensive income but will not impact our net income, financial position, or cash flows.

(g) Research and Development

Research and development costs consist of all costs incurred in planning, designing and testing of golf equipment, including salary costs related to research and development.  These costs are expensed as incurred.  Our research and development expenses were approximately $2,898,000 and $2,551,000 for the years ended December 31, 2011 and 2010, respectively.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Tables in thousands, except share and per share amounts)
(1)	Summary of Significant Accounting Policies (continued)

(h) Advertising Costs

Advertising costs, included in selling and marketing expenses on the accompanying consolidated statements of operations, other than direct commercial costs, are expensed as incurred and totaled approximately $4,857,000 and $4,022,000 for the years ended December 31, 2011 and 2010, respectively.

(i) Product Warranty

Our golf equipment is sold under warranty against defects in material and workmanship for a period of one year.  An allowance for estimated future warranty costs is recorded in the period products are sold.  In estimating our future warranty obligations, we consider various relevant factors, including our stated warranty policies, the historical frequency of claims, and the cost to replace or repair the product.  Accounting for product warranty allowances could be adversely affected if one or more of our products were to fail (i.e., broken shaft, broken head, etc.) to a significant degree above and beyond our historical product failure rates, which determine the product warranty accruals.

	Beginning Balance	Charges for Warranty Claims	Estimated Accruals	Ending Balance
Year ended December 31, 2011	$294	(363)	347	$279
Year ended December 31, 2010	$365	(382)	311	$294

(j) Income Taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes.   FASB ASC 740 prescribes the use of the liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The realization o f the deferred tax assets, including net operating loss carryforwards, is subject to our ability to generate sufficient taxable income during the periods in which the temporary differences become realizable.  In evaluating whether a valuation allowance is required, we consider all available positive and negative evidence, including prior operating results, the nature and reason of any losses, our forecast of future taxable income, and the dates of which any deferred tax assts are expected to expire.  These assumptions require a significant amount of judgment, including estimates of future taxable income.  The estimates are based on our best judgment at the time made based on current and projected circumstances and conditions. We believe that the full value of the asset can be utilized in the future and thus no longer need a reserve against the net asset balance.  We file tax returns with U.S. federal and state jurisdictions and are no longer subject to income tax examinations for years before 2007.

.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Tables in thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies (continued)

(k) Net Income Per Share

The weighted average common stock outstanding used for determining basic and diluted income per common share were 7,747,405 and 8,100,347, respectively, for the year ended December 31, 2011.  The effect of options to purchase shares of our common stock for the year ended December 31, 2011 resulted in additional dilutive shares of 352,942.

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

(l) Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term maturity of these instruments.

(m) Impairment of Long-Lived Assets

We review long-lived assets, which include property and equipment and intangible assets,  for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted net cash flows to be generated by the asset.  If the carrying amount is greater than the undiscounted cash flows, such assets are considered to be impaired.  The impairment loss is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the years ended December 31, 2011 and 2010, there was no impairment of long-lived assets.

(n) Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments.

(o) Cash and Cash Equivalents

We consider all short-term highly liquid instruments, with an original maturity of three months or less, to be cash equivalents.  We historically invest our excess cash in money market accounts and short-term U.S. government securities and have established guidelines relating to diversification and maturities in an effort to maintain safety and liquidity.  These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

(q)  Segment Reporting

We are organized by functional responsibility and operate as a single segment.  Within that segment, we offer more than one class of product.

(r)  Stock-Based Compensation

Compensation cost related to stock-based compensation is estimated based on the grant date fair value of the award and is recognized as expense over the stock award's requisite service/vesting period.

 (s)  Foreign Currency Translation and Transactions

The functional currency of our Canadian operations is Canadian dollars.  The accompanying consolidated financial statements have been expressed in U. S. dollars, our reporting currency.  Reporting assets and liabilities of our foreign operations have been translated at the rate of exchange at the end of each period.  Revenues and expenses have been translated at the monthly average rate of exchange in effect during the respective period.  Gains and losses resulting from translation are accumulated in other comprehensive income in stockholders' equity.  Gains or losses resulting from transactions that are made in a currency different from the functional currency are recognized in earnings as they occur.  Inventory purchases are invoiced by suppliers in U.S. dollars.

(t)   Classification of Shipping and Handling Fees and Costs

Shipping and handling fees and costs are included in net sales and cost of goods sold, respectively.

(u)   Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Tables in thousands, except share and per share amounts)

(2)	Trade Receivables, net

Trade receivables consisted of the following at December 31, 2011 and 2010:

	2011	2010

Trade receivables	$18,958	$18,382
Allowance for doubtful accounts	(2,172)	(1,788)

	$16,786	$16,594

(3)	Inventories, net

Inventories consisted of the following at December 31, 2011 and 2010:

	2011	2010

Finished goods	$19,018	$19,096
Component parts	9,122	9,999
Allowance for inventory obsolescence	(1,660)	(2,007)

	$26,480	$27,088

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of purchased raw materials or finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory.   At December 31, 2011 and 2010, inventories included $1,187,000 and $797,000 of consigned inventory, respectively.

(4)	Property and Equipment, net

Property and equipment consisted of the following at December 31, 2011 and 2010:

	2011	2010

Equipment	$2,691	$2,629
Computers and software	8,011	7,854
Furniture and fixtures	1,117	993
Leaseholds improvements	447	328
Accumulated depreciation and amortization	(11,320)	(10,925)

	$946	$879

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Tables in thousands, except share and per share amounts)

(5)   Other Current and Non-Current Assets

Other current assets consisted of the following at December 31, 2011 and 2010:

	2011	2010

Other receivables	$3,249	$439
Maintenance agreements	25	20
	$3,274	$459

Other non-current assets, consisted of the following at December 31, 2011 and 2010:

	2011	2010

Deposits	$6	$6
Credit facility origination costs, net	13	20
Intangible assets, net	1,404	108

	$1,423	$134

On January 20, 2011, we acquired certain assets of Progear Holdings, Inc. (d/b/a Yes! Golf) (“Yes! Golf”)  for $1.65 million, including administrative fees, pursuant to a U.S. Bankruptcy Court bulk auction sale.  The purchased assets of Yes! Golf included, among other things, the following: (i) patented putter technology designs, including Yes! Golf’s line of “C-Groove Putters,” (ii) registered trademarks and (iii) existing inventory and capital equipment.  The Company did not assume any of Yes! Golf’s liabilities in connection with the acquisition.  Intangibles acquired in the Yes! Golf acquisition are being amortized over an estimated useful life of 15 years.  Other assets includes $1.4 million of patent and trademark rights acquired in the Yes! Golf acquisition and $0.7 million of other intangibles.  Total accumulated amortization of intangibles is $0.7 million.

Amortization expense for the years ended December 31, 2011 and 2010 was approximately $205,000 and $103,000, respectively.  Estimated amortization expense for the following five years is:

Years ending December 31,
2012	122
2013	113
2014	113
2015	113
2016	102
Thereafter	841
Total	$1,404

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Tables in thousands, except share and per share amounts)

(6)   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31, 2011 and 2010:

	2011	2010

Payroll and commissions	$2,419	$1,618
Product warranty and sales returns and promotional allowances	2,401	2,567
Accrued inventory	84	85
Accrued sales promotions	2,541	2,061
Deferred revenue	2,395	1,605
Other	948	1,448

	$10,788	$9,384

(7) Commitments and Contingencies

We are obligated under certain noncancellable operating leases for assembly, warehouse and office space. A summary of the minimum rental commitments under noncancellable leases is as follows:

Years ending December 31,
2012	$628
2013	413

$1,041

Rent expense was approximately $675,000 and $647,000 for the years ended December 31, 2011 and 2010, respectively.

On June 17, 2010, the Court approved the final class action settlement regarding the consolidated securities class action filed in June 1999 in the United States District court of the District of Delaware.  The court entered an order dismissing with prejudice all claims against all defendants in the litigation.  The settlement provided for a total payment to the class of $16.5 million in cash and a payment of the first $1.25 million, after attorneys fees and costs, actually received (if any) by us in connection with our litigation against our former insurance broker Thilman & Filipini, LLC (“T&F”) and our former insurance carrier, Zurich American Insurance Company ("ZAIC").  Of the $16.5 million cash settlement amount, $5 million was paid by us, which we accrued as a liability during the quarter ended September 30, 2009 and was paid to the settlement fund in March 2010.  As part of the settlement, the underwriters for the initial public offering released us from any indemnification obligation.  On July 19, 2010, the appeals period for the final order of dismissal expired and the litigation was fully and finally resolved.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Tables in thousands, except share and per share amounts)

(7)	Commitments and Contingencies (continued)

We maintain directors' and officers' and corporate liability insurance to cover certain risks associated with, among other things, securities law-based claims filed against us or our directors and officers.  During the period covering our initial public offering, we maintained insurance from multiple carriers, each insuring a different layer of exposure, up to a total of $50 million.  In June 1999, a class action lawsuit, which we settled in June 2010, was filed against us concerning our initial public offering. We have met the financial deductible of our directors' and officers' insurance policy for the period covered by the lawsuit.  On March 30, 2006, ZAIC, which provided insurance coverage totaling $5 million for the layer of exposure between $15 million and $20 million, notified us that it was denying coverage of claims in the class action lawsuit because it was allegedly not timely notified of the class action lawsuit.  On October 11, 2007, we filed a suit against our former insurance broker, T&F, asserting various causes of action arising out of T&F's alleged failure to notify ZAIC of the class action lawsuit.  T&F moved to dismiss our lawsuit on the basis that our suit was premature in that we had not been damaged because we had not paid any sums in satisfaction of a judgment or settlement of the class action securities litigation.  That motion was denied pursuant to a Memorandum Opinion and Order dated September 26, 2008.  On November 16, 2009, we filed a Second Amended Complaint reasserting our causes of action against T&F and adding ZAIC as a defendant to the lawsuit, asserting various causes of action against it arising out of its denial of coverage for the class action lawsuit.

On December 15, 2011, we entered into a Compromise Settlement Agreement and Mutual Release with ZAIC to settle the Company’s insurance coverage lawsuit against ZAIC.  Pursuant to the Settlement Agreement, ZAIC agreed to pay the Company $7.65 million in cash.  In addition, we and ZAIC agreed to release, the other party and the other party’s affiliates, directors, officers and attorneys from any claims related to the lawsuit or the facts and circumstances at issue in the litigation.  We also agreed to certain indemnification obligations.  Pursuant to the terms of the settlement reached by the Company in the underlying class action lawsuit, the Company was required to pay the class action plaintiffs the first $1.25 million from the Company’s recovery against ZAIC in the coverage lawsuit.  Prior to December 31, 2011, we received the full settlement amount of $7.65 million and remitted the portion due to the class action plaintiffs of $1.25 million.  The recovery of settlement expense, net of $1.3 million in legal fees incurred during 2011 was recorded during the year ended December 31, 2011 and is included in the accompanying statement of operations.

From time to time, we are engaged in various other legal proceedings in the normal course of business. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

(8)	Retirement Plan

In February 1998, we adopted the Adams Golf, Ltd. 401(k) Retirement Plan, which covers substantially all employees of the Company.  During April 2009, we discontinued the employer match, and the match was reinstated in January 2011.  For the years ended December 31, 2011 and 2010, we contributed approximately $76,000 and $0, respectively, to the 401(k) Retirement Plan.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Tables in thousands, except share and per share amounts)

(9)	Liquidity

In November 2007, we signed a revolving credit agreement, which expires in November 2012, with Wachovia Bank, NA to provide a credit line of up to $15.0 million in short term debt.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio.  This agreement was amended in June 2009 so that the ratio need only be maintained while we have less than $5.0 million in availability on the facility, and it was further amended in December 2009 to provide that our debt covenant ratio need only be maintained while we have less than $2.0 million in availability on the facility between March and June of each year.  Interest on outstanding balances accrues at a rate of LIBOR plus 2.50% and is payable monthly.  As of December 31, 2011 and March 6, 2012, we had no outstanding borrowings on our credit facility and we were in compliance with the terms of our agreement.  In 2008, Wells Fargo Bank, NA acquired Wachovia Bank, NA.  As a result, Wells Fargo Bank, NA, as successor to Wachovia Bank, NA, became our lender under the line of credit and is subject to all of the terms and conditions thereof.

(10)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2011 and 2010 consisted of the following:

	2011	2010

Federal-current	$241	$105
State-current	49	69
Deferred	(2,979)	-

	$(2,689)	$174

Actual income tax expense (benefit) differs from the "expected" income tax expense (computed by applying the U.S. federal corporate tax rate of 34% to income before income taxes) for the years ended December 31, 2011 and 2010 as follows:

	2011	2010

Computed "expected" tax expense	$4,003	$1,775
Change in valuation allowance for deferred tax assets	(6,878)	(2,649)
Effects of change in tax rate	-	556
Other	186	492

	$(2,689)	$174

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Tables in thousands, except share and per share amounts)

(10)	Income Taxes (continued)

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2011 and 2010 are presented below:

	2011	2010

Deferred tax assets:
Allowance for doubtful accounts receivable	$739	$556
Product warranty and sales returns	816	873
Other reserves, net	33	81
Deferred compensation	320	35
Accrued bonus	393	170
Research and development tax credit carryforwards	306	306
Net operating loss carryforwards	10,819	15,085

	13,426	17,106
Deferred tax liabilities
Deprecation	(219)	-
Total deferred tax assets, net	13,207	17,106
Valuation allowance	-	(6,878)

Net deferred tax assets	$13,207	$10,228

Net deferred tax assets recorded in consolidated balance sheets at December 31, 2011 and 2010:

	2011	2010
Current	$1,962	$--
Non-current	11,245	10,228
	$13,207	$10,228

Deferred tax assets and liabilities result from temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are anticipated to be in effect at the time the differences are expected to reverse.  The realization of the deferred tax assets, including net operating loss carryforwards, is subject to our ability to generate sufficient taxable income during the periods in which the temporary differences become realizable.  In evaluating whether a valuation allowance is required, we consider all available positive and negative evidence, including prior operating results, the nature and reason of any losses, our forecast of future table income, and the dates on which any deferred tax assets are expected to expire.  These assumptions require a significant amount of judgment, including estimates of future taxable income.  The estimates are based on our best judgment at the time made based on current and projected circumstances and conditions.

As a result of the evaluation of the realizability of our deferred tax assets as of December 31, 2011, we concluded that it was more likely than not that all of our deferred tax assets would be realized.  Accordingly, we relieved the entire $6,878,000 valuation allowance on the net deferred tax asset.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Tables in thousands, except share and per share amounts)

(10)	Income Taxes (continued)

At December 31, 2010, we were unable to conclude, on a more likely than not basis that all of our deferred tax assets would be realized.  Therefore, we recognized a valuation allowance equal to the portion of the deferred income tax asset for which realization was uncertain.

Our estimate of the realizability of the net deferred tax asset is a significant estimate that is subject to change in the near term.

At December 31, 2011, we had a federal net operating loss carryforwards of approximately $31,820,000 and tax credit carryforwards of $306,000, which are available to offset future taxable income and begin to expire in 2019 at various amounts through 2029.   Our ability to utilize the losses to offset future taxable income may be limited significantly if we were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended.

(11)	Stockholders' Equity

(a) Employee Stock Incentive Plans

In May 2002, we adopted the 2002 Equity Incentive Plan  (the "Plan") for employees, outside directors and consultants.   The Plan allows for the granting of up to 625,000 shares of our common stock at the inception of the Plan, plus all shares remaining available for issuance under all predecessor plans on the effective date of this Plan, and additional shares as defined in the Plan.  On May 1, 2002, four predecessor plans were terminated and a total of 538,370 shares available for issuance under these predecessor plans were transferred to the Plan.  As shares are forfeited or expire under the four predecessor plans, those shares become available under the Plan.  Since the initial transfer on May 1, 2002, an additional 201,510 shares were transferred to the Plan.  At December 31, 2011, options to purchase 438,569 shares were outstanding with exercise prices ranging from $0.04 to $4.80 per share at the date of grant.  The option vesting periods vary from six months to four years and the options expire ten years from the date of grant.  At December 31, 2011, 36,713 shares remained available for grant under the Plan, including forfeitures.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Tables in thousands, except share and per share amounts)

(11)	Stockholders' Equity (continued)

The following is a summary of stock options outstanding as of December 31, 2011:

		Weighted	Weighted		Weighted
Range of		Average	Average		Average Vested
Exercise	Options	Remaining	Exercise Price	Options	Exercise Price
Prices	Outstanding	Contractual Life	per share	Exercisable	per share

$0.04 - $1.00	301,069	1.49 years	$ 0.04	301,069	$ 0.04
$1.01 - $3.00	12,500	1.12 years	1.24	12,500	1.24
$3.01 - $4.00	100,000	7.04 years	3.02	50,000	3.02
$4.01 - $5.00	25,000	3.26 years	4.76	25,000	4.76

	438,569	2.85 years	$ 0.77	388,569	$ 1.02

During the years ended December 31, 2011and 2010, no options were granted.

A summary of stock option activity follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise price	Value of options
Options outstanding at December 31, 2009	891,044	$0.52
Options granted	--	--
Options forfeited (expired)	--	--
Options exercised	(376,875)	0.04	$1,467,748
Options outstanding at December 31, 2010	514,169	0.51
Options granted	--	--
Options forfeited (expired)	--	--
Options exercised	(75,600)	0.04	402,606
Options outstanding at December 31, 2011	438,569	0.77	2,384,613
Options exercisable at December 31, 2011	388,569	1.02	2,212,613

The compensation costs of restricted stock awards under the Plan were determined based on the fair value of our common stock on the date of grant and expensed over each award's respective vesting period.  Restricted stock vesting periods vary from immediate to four years from the date of grant.

During 2011, the following amounts of restricted stock were granted with the fair market value on the date of grant as indicated: 50,000 shares at $5.57 per share, 5,241 shares at $4.77 per share, 4,505 shares at $5.55 per share, 3,342 shares at $7.48 per share, 4,960 shares at $5.04 per share, and 30,000 shares at $5.26 per share.

During 2010, the following amounts of restricted stock were granted with the fair market value on the date of grant as indicated: 140,000 shares at $3.71 per share, 130,000 shares at $4.38 per share and 10,894 shares at $4.59 per share.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Tables in thousands, except share and per share amounts)

(11)	Stockholders' Equity

A summary of restricted stock grant activity follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested stock at December 31, 2009	336,870	$4.12
Stock granted	280,894	4.05
Stock vested	(138,005)	5.05
Non-vested stock at December 31, 2010	479,759	3.81
Stock granted	98,048	5.47
Stock vested	(171,442)	3.75

Non-vested stock at December 31, 2011	406,365	4.24

Operating expenses included in the consolidated statements of operations for the years ended December 31, 2011 and 2010 include total compensation expense associated with stock options and restricted stock grants of $763,000 and $935,000, respectively.

The weighted average remaining contractual life of the options exercisable at December 31, 2011 was 2.31 years and at December 31, 2010 was 2.90 years.

As of December 31, 2011, compensation costs related to non-vested awards under the Plan totaled $1.3 million for non-vested restricted shares and $0.1 million for non-vested options, which is expected to be recognized over a weighted average period of 2.3 years.

(b) Common Stock Repurchase Program

In October 1998, the Board of Directors approved a plan whereby we are authorized to repurchase from time to time on the open market up to 500,000 shares of its common stock.  At December 31, 1998, we had repurchased 164,375 shares of common stock at an average price per share of $19.08 for a total cost of approximately $3,136,000.  During the year ended December 31, 2006, we repurchased 69,782 shares of common stock at prices ranging from $5.40 to $5.76 price per share for a total cost of approximately $390,000.  During the year ended December 31, 2007, we repurchased 91,966 shares at prices ranging from $7.60 to $8.00 for a total cost of approximately $728,000.  During the year ended December 31, 2008, we repurchased 84,814 shares at prices ranging from $2.90 to $6.73 for a total cost of approximately $500,000.  During 2011, 2010 and 2009, no shares were repurchased.  The repurchased shares are held in treasury.

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Tables in thousands, except share and per share amounts)

(11)	Stockholders' Equity

(c) Deferred Compensation

Due to the passage of The American Jobs Creation Act and the subsequent IRS Section 409A rules, stock options that were issued with a strike price less than market value at the date of grant will now be considered deferred compensation by the Internal Revenue Service and the individual who was granted the options will incur adverse tax consequences, including, without limitation, excise taxes, unless the individual elected to deem a future exercise date of the unvested stock options at December 31, 2004 and made this election before December 31, 2005.  As a result of the compliance with the American Job Creation Act, a summary of the elected future exercise dates is as follows:

Period of Exercise	Total Options to be Exercised

2012	15,396
2013	1,250
Total Options	16,646

12)	Segment Information

We generate substantially all revenues from the design, marketing and distribution of premium quality, technologically innovative golf clubs.  Our products are distributed in both domestic and international markets.  Net sales by customer domicile for these markets consisted of the following for the years ended December 31, 2011 and 2010:

	2011	2010

United States	$78,382	$69,886
Rest of world	18,122	16,361
	$96,504	$86,247

The following table sets forth net sales by product class for the years ended December 31, 2011 and 2010:

	2011	2010

Fairway woods	$23,418	$14,377
Drivers	8,377	11,429
Irons	62,425	58,938
Wedges and other	2,284	1,503
Total	$96,504	$86,247

ADAMS GOLF, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Tables in thousands, except share and per share amounts)

(13)	Business and Credit Concentrations

We are currently dependent on three customers, which collectively comprised approximately 29.7% of net revenues for the year ended December 31, 2011.  Of these customers, two customers individually represented greater than 5% but less than 10% of net sales, and one customer individually represented greater than 10% but less than 20% of net sales, while no customer represented greater than 20% of net sales for the year ended December 31, 2011. For the year ended December 31, 2010, three customers collectively comprised approximately 28.9% of net sales, of which two customer individually represented greater than 5% but less than 10% of net sales, and one customer individually represented greater than 10% but less than 20% of net sales while no customer represented greater than 20% of net sales.   Additionally, we have no customers with an outstanding accounts receivable balance that is greater than 15% of total accounts receivable at December 31, 2011.  The loss of an individual or a combination of these customers or a significant impairment or reduction in such customers' business would have a material adverse effect on net sales, results of operations, financial condition and competitive market position of the Company.   Additionally, as of December 31, 2011 we have a $3.0 million receivable due from our Canadian agent for receivables collected but not yet remitted to the Company.

A significant portion of our inventory purchases are from one supplier in China.  We purchased approximately 19% and 27% of our total inventory purchased for the years ended December 31, 2011 and 2010, respectively, from this one Chinese supplier.  Substantially all of our fairway wood, driver, iron, i-wood, wedge and putter component parts are manufactured in China and Taiwan.  We could, in the future, experience shortages of components for reasons including, without limitation, the supplier’s production capacity or materials shortages, or periods of increased price pressures, or bankruptcy or similar material adverse effect on the supplier’s operations and business, which could have a material adverse effect on our business, results of operations, financial position and liquidity.

(14)	Subsequent Events

On February 24, 2012, we entered into a Separation Agreement and Release with Oliver G. Brewer III, who was the President and Chief Executive Officer and a director of the Company.  Pursuant to the Separation Agreement, Mr. Brewer resigned from such roles and any other positions held with the Company and its subsidiaries effective as of February 29, 2012.  Mr. Barney Adams, effective March 1, 2012 assumed the role of Interim Chief Executive Office and continues to be the Chairman of the Board of Directors.