Form 10-K/A
ADAMS GOLF INC
filed 2012-04-30
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number:  001-33978
ADAMS GOLF, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2320087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 E. Plano Pkwy, Plano, Texas	75074
(Address of principal executive offices)	(Zip Code)

(972) 673-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Capital Market
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one)
Large accelerated filer [  ]                                                Accelerated filer [  ]       Non-accelerated filer [  ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes   [X] No

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant at June 30, 2011 was $31,389,659 based on the closing sales price of $7.49 per share of the registrant’s common stock on the Nasdaq Capital Market.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 7,995,511 on April 30, 2012.

ADAMS GOLF, INC.
FORM 10-K

EXPLANATORY NOTE

Adams Golf, Inc. (together with its subsidiaries, “we”, “us”, “Adams Golf”, or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 6, 2012 (the “Annual Report”), in order to: (i) provide the additional information required by Part III of Form 10-K and (ii) file Exhibit 10.13, which exhibit was inadvertently omitted in the Annual Report. This Amendment does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Form 10-K.

Except for the information described above, this Amendment does not reflect events occurring after the filing of the Annual Report and unless otherwise stated herein, the information contained in this Amendment is current only as of the time of the Annual Report. Except as described above, no other changes have been made to the Annual Report. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Annual Report.  As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Directors

Our Board of Directors is divided into three classes.  One class of Directors is elected at each Annual Meeting of Stockholders for a three-year term of office. Each of our Directors provides different talents to enhance the strength of our business.  Many members have extensive experience in the golf industry or business growth experience in a variety of industries.  We expect our Directors to use their expertise and talents to represent the interest of all of our stockholders.

The following sets forth the name and position of each of our Directors as of April 30, 2012, with information detailing the public company or other directorships currently held (or held during the past five years), together with additional information about the specific experience, qualifications, attributes or skills that led to the Board of Director’s conclusion that such person should serve as a Director.
	Age	Director Class	Director Since
Name and Principal Occupation		(Terms)		Other Directorships

B.H. (Barney) Adams	73	Class III	1987	None
Chairman of the Board and Interim Chief Executive Officer		(Exp. 2013)

Russell L. Fleischer	44	Class II	2005	None
Chief Executive Officer,		(Exp. 2012)
HighJump Software

John M. Gregory	59	Class I	2007	Stellar Pharmaceuticals
Chief Manager, SJ Strategic		(Exp. 2014)		UPM Pharmceuticals
Investments LLC

Joseph R. Gregory	58	Class III	2007	None
President & Chief Executive Officer,		(Exp. 2013)
Gregory Management Co., LLC
Chairman & Chief Executive Officer,
Epic Secure Solutions, Inc.

Mark Mulvoy	70	Class III	1998	None
Retired Editor of Sports Illustrated		(Exp. 2013)

Robert D. Rogers	75	Class I	2004	Texas Industries, Inc.
Chairman of the Board		(Exp. 2014)
of Texas Industries, Inc.

B.H. (Barney) Adams – Mr. Adams founded Adams Golf in 1987 and has served as our Chairman of the Board since that time.  Mr. Adams served as our Chief Executive Officer from 1987 until January 2002, and as our President from 1987 until August 2000.  Effective February 29, 2012, Mr. Adams was appointed as our Interim Chief Executive Officer.  He is the inventor of the Tight Lies® Fairway Wood.

Mr. Adams brings significant experience as the Company’s founder and also brings a wealth of golf industry experience.

Russell L. Fleischer – Mr. Fleischer is currently the chief executive officer of HighJump Software.  From July 2007 to January 2010, he was the chief executive officer of Healthvision (formerly Quovadx) and from September 2006 until July 2007, he was an executive in residence for Golden Gate Capital.  Mr. Fleischer was the chief executive officer and a director of TriSyn Group, a privately held software company from December 2002 until September 2006.  He was Vice President and Chief Financial Officer of Adams Golf from November 2000 to December 2002.

Mr. Fleischer brings audit, finance and business knowledge coupled with his golf industry experience.  Additionally, Mr. Fleischer has a vast amount of experience in mergers and acquisitions, capital raising and private equity transactions.

John M. Gregory – Mr. Gregory is currently chief manager of SJ Strategic Investments LLC, a private, family-owned investment vehicle with a diverse portfolio of public and private investments.  Previously, he was a co-founder of King Pharmaceuticals, Inc. (NYSE:KG) and served as its chairman of the board and chief executive officer for nine years.  Currently, Mr. Gregory serves on the board of Stellar Pharmaceuticals, Inc., a Canadian-based pharmaceutical company (OTCBB: SLXCF; TSXV: SLX), and serves as chairman and chief executive officer of UPM Pharmaceuticals, Inc., a privately held pharmaceutical company.  Mr. Gregory is a graduate of the University of Maryland School of Pharmacy, where he received a Bachelor of Science in Pharmacy in 1976.

Mr. Gregory brings perspective as a significant stockholder and private investor, has expertise and talents as they relate to founding and developing emerging and growth companies and brings perspective from an industry other than golf.

Joseph R. Gregory – Mr. Gregory is currently the president and chief executive officer of Gregory Management Co., LLC, a private investment management company, and is chairman and chief executive officer of Epic Secure Solutions, Inc., a privately held security software company. Previously, he was a co-founder of King Pharmaceuticals, Inc. (NYSE: KG) and served as its vice chairman and secretary of the board of directors, leading the company’s sales and marketing efforts.  He also served as president and chief executive officer of Monarch Pharmaceuticals.  He serves on the boards of numerous community charities and runs a private family foundation focusing on children’s issues.  Mr. Gregory is a graduate of the University Of Maryland School Of Business, from which he received his Bachelor of Science degree in business administration in 1977.

Mr. Gregory brings perspective as a significant shareholder and private investor, has expertise and talents as they relate to developing and managing emerging and growth companies through service as an officer and director of other companies and brings perspective from industries other than golf.

Mark R. Mulvoy – Mr. Mulvoy is a retired executive of Sports Illustrated magazine by which he was employed from 1965 to 1996.  He was managing editor of Sports Illustrated from 1984 through 1996 and publisher from 1990 to 1992.

Mr. Mulvoy, with his many years at Sports Illustrated, brings significant sports-related marketing, media and public relations experience.

Robert D. Rogers – Mr. Rogers has been a director of Texas Industries, Inc. since 1970, and was elected as chairman of the board of Texas Industries in October 2004.  He retired from his position of president and chief executive officer of Texas Industries in May 2004, a position he had held since 1970.  In addition, he is a member of the executive board for Southern Methodist University Cox School of Business.

Mr. Rogers brings a significant amount of business expertise along with an exceptionally strong financial background.

Executive Officers

Our executive officers are appointed by the Board of Directors and hold office until their successors are chosen and qualify.  The following table sets for the name, age and position of each of our executive officers as of April 30, 2012:

Name	Age	Position
B.H. (Barney) Adams	73	Interim Chief Executive Officer
Pamela J. High	37	Chief Financial Officer

B.H. (Barney) Adams – Please see the biography of Mr. Adams beginning on page 2.

Pamela J. High – Ms. High was named Chief Financial Officer on October 28, 2010.  Ms. High served as Interim Chief Financial Officer of Adams Golf from April 2009 to October 2010.  She was our Controller from July 2002 to April 2009 and began her employment at Adams Golf in 1999.

There is no family relationship between any Directors or between any Director and any executive officer of Adams Golf, except that Mr. John Gregory and Mr. Joseph Gregory are brothers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, each of our directors, officers and ten percent stockholders complied with all Section 16(a) filing requirements applicable to them during fiscal year 2011.

Code of Conduct

Adams Golf has adopted a code of conduct that applies to all of our Directors, officers and employees.  We will provide a copy of our code of conduct to any person without charge, upon request.  To request a copy of our code of conduct, please contact Ms. Pamela High, Chief Financial Officer, c/o Adams Golf, 2801 E. Plano Parkway, Plano, Texas, 75074.

Audit Committee

Our Audit Committee is primarily responsible for overseeing the Company’s risk management processes on behalf of the full Board.  The Audit Committee receives reports from management concerning the Company’s assessment of risks.  In addition, the Audit Committee reports regularly to the full Board, which also considers the Company’s risk profile.  The Audit Committee and the full Board focus on the most significant risks facing the Company and the Company’s general risk management strategy.  In addition, our Compensation Committee considers whether any of our compensation policies and practices create risks to our risk management practices or provide risk-taking incentives to our executives and other employees.  While the Board oversees the Company’s risk management, Company management is responsible for day-to-day risk management processes.  We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our Board structure supports this approach.

The Audit Committee assists the Board in its oversight of the integrity of the Company’s financial statements, compliance with legal and regulatory requirements, the qualifications, independence and performance of the Company’s independent auditor, and the performance of the Company’s internal auditing function.  In addition, the Audit Committee:

•	Reviews the annual audited and unaudited quarterly consolidated financial statements;

•
Reviews the Company’s financial reporting process and disclosure and internal controls and procedures, including major issues regarding accounting principles and financial statement presentation, and critical accounting policies to be used in the consolidated financial statements;

•	Appoints, oversees and approves compensation of the independent auditor;

•	Reviews with the independent auditor the scope of the annual audit, including fees, and approves all audit and permitted non-audit services provided by the auditor;

•	Reviews findings and recommendations of the independent auditor and management’s response to the recommendations of the independent auditor; and

•	Discusses policies with respect to risk assessment and risk management, the Company’s major risk exposures, and the steps management has taken to monitor and mitigate such exposures.

Russell L. Fleischer, Mark R. Mulvoy and Robert D. Rogers are the current members of the Audit Committee and each served on the Audit Committee during 2011. The Board of Directors has determined that all of our Audit Committee members are independent and Mr. Fleischer and Mr. Rogers qualify under the NASDAQ listing standards as “audit committee financial experts” within the meaning of the rules of the Securities and Exchange Commission.  Messrs. Fleischer and Rogers are each co-chairs of the Audit Committee.

Item 11.   Executive Compensation.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis should be read in conjunction with the “Summary Compensation Table” and related tables that are presented elsewhere in this Amendment.

Introduction and Summary

The purpose of this Compensation Discussion and Analysis is to provide information about each material element of compensation that we pay or award to, or that is earned by: (i) all persons who served as our principal executive officer during fiscal 2011; (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers, as determined in accordance with the rules and regulations promulgated by the Securities and Exchange Commission, as of December 31, 2011 with compensation during fiscal 2011 of $100,000 or more (the “named executive officers”), and to explain the numerical and related information contained in the tables presented elsewhere in this Amendment. For our 2011 fiscal year, our named executive officers, and the positions in which they served, were:

•	Oliver G. (Chip) Brewer III, former President and Chief Executive Officer; and

•	Pamela J. High, Chief Financial Officer.

Effective February 29, 2012, Mr. Brewer resigned as our President and Chief Executive Officer, and we appointed B.H. (Barney) Adams as our Interim Chief Executive Officer.

Our Compensation Discussion and Analysis addresses the following topics:

•	the members and role of our Compensation Committee;

•	our compensation-setting process;

•	our compensation philosophy and policies regarding executive compensation;

•	the components of our executive compensation program; and

•	our compensation decisions for fiscal year 2011 and the first quarter of fiscal 2012.

In this “Compensation Discussion and Analysis” section, the terms “we,” “our,” “us,” and the “Committee” refer to the Compensation Committee of Adams Golf’s Board.

Compensation Philosophy and Objectives

Our compensation philosophy and objectives are intended to align the interests of management with those of the Company’s stockholders.  The following principles influence and guide our compensation decisions.

We Focus on Results and Strategic Objectives

Our compensation analysis begins with an examination of Adams Golf’s business plan and strategic objectives.  In analyzing Adams Golf’s business plan and strategic objectives, the Compensation Committee may consider any of the following:

•	Adams Golf products to be launched in the fiscal year;

•	the competitive environment;

•	targeted revenue growth rates;

•	targeted profitability rates;

•	investments in the current fiscal year, including, but not limited to, personnel, marketing, tour pro investment and capital expenditures;

•	customer concentration and channel mix changes;

•	market share data by product category; and

•	economic environment.

Our compensation decisions for named executive officers are made following a detailed discussion of the aforementioned business plan and strategic objectives.  Our compensation decisions are intended to reward key management and employees for their participation in advancing Adams Golf’s strategic initiatives and financial performance measures.  The most significant financial performance measures considered in setting compensation are:

•	revenue growth versus business plan for the current fiscal year;

•	profitability versus business plan for the current fiscal year; and

•	prudent investments to build the Adams Golf brand and to focus on long-term growth and the health of the Company.

At Adams Golf, our most significant profitability measure is EBITDA (earnings before interest, taxes, depreciation and amortization).

Compensation Decisions Should Promote the Interests of Stockholders

At the core of our compensation philosophy is our guiding belief that pay should be directly linked to performance.  Linking pay to performance, in our opinion, aligns the objectives of our senior executives with the interests of our stockholders.  This philosophy has guided many of our compensation related decisions, such as:

•
A substantial portion of senior executive compensation is contingent on, and variable with, achievement of objective corporate and/or individual performance goals.  A substantial majority of the variable or bonus-related component of compensation is determined by corporate revenue growth and profitability metrics.  We believe that linking the payment of bonuses to senior executives to the achievement of our most significant financial performance measures as noted above aligns the objectives of executive officers with the interests of stockholders.

•	We believe that equity ownership by senior executives aligns their long-term incentives with those of Adams Golf’s stockholders.

Compensation Should be Reasonable and Responsible

It is essential that Adams Golf’s overall compensation levels be sufficiently competitive to attract talented leaders and motivate those leaders to achieve superior results.  At the same time, we believe that compensation should be set at responsible levels.  We believe that our compensation policies are responsible if our executive compensation programs are consistent with Adams Golf’s constant focus on controlling costs while remaining competitive to allow Adams Golf to attract highly qualified candidates for management positions.

Compensation Disclosures Should be Clear and Complete

We believe that all aspects of executive compensation should be clearly, comprehensibly and promptly disclosed in plain English to stockholders.  We believe that compensation disclosures should provide all of the information necessary to permit stockholders to understand our compensation philosophy and objectives, our compensation-setting process and how much executives are paid.

The Use of Compensation Consultants

We have in the past engaged compensation consultants to help provide guidance on median pay and equity ownership levels for executives in similarly-sized companies in comparable industries.  Most recently in July 2007, we engaged Mercer Human Resource Consulting to consult with us concerning the compensation package of our President and Chief Executive Officer, Chip Brewer for his 2008 – 2010 employment agreement, which was amended in November of 2009 to extend its term to 2012.

Mercer created a peer list of similarly-sized companies in comparable industries in order to benchmark executive compensation levels against companies that have executive positions with responsibilities similar in breadth and scope to ours.  Because few publicly traded, similarly sized golf equipment and golf component businesses exists, Mercer included in its peer group analysis similarly sized companies in the sporting goods and apparel categories.  The following are several of the companies used in the peer group for Adams Golf:  Ashworth, Cutter & Buck, Radica Games, Cybex International, Fountain Powerboat Industries, Gametech International, Vermont Teddy Bear and Aldila.  The Compensation Committee reviewed a summary of the compensation data prepared by Mercer to ensure that our named executive officers’ compensation programs were competitive.

We did not during 2011, and do not currently, have Mercer or any other compensation consultant under engagement.  In our opinion, our relatively small size restricts our need for a continuing engagement with a compensation consultant.  The Compensation Committee may engage a compensation consultant in the future if the needs of the business so dictate.

Elements of Executive Compensation

Base Salary

Base salary is a critical element of executive compensation because it provides executives with a base level of monthly income.  In determining base salaries, we consider the executive’s qualifications and experience, scope of responsibilities and future potential, the goals and objectives established for the executive, the executive’s past performance, competitive salary practices at comparable companies, internal pay equity and the tax deductibility of base salary.

For the named executive officers, we establish base salaries at a level so that a significant portion of the total compensation that such named executive officers can earn is performance-based pay.

Annual Management Incentive Compensation Plan

Our Annual Management Incentive Compensation Plan (the “Management Incentive Plan”) was established in 1998.  The Management Incentive Plan provides named executive officers and key employees an opportunity to earn a semi-annual cash bonus for achieving specified performance-based goals established for each half of the fiscal year.  Performance goals are tied to measures of financial performance rather than appreciation in stock price.  Performance goals are generally based on financial results as defined by our business plan, and bonus evaluations are made in July and January.  Our business plan is developed by named executive officers in consultation with other members of management of the Company and is ultimately presented to, and approved by, the Board. The named executive officers and other key employees are evaluated and paid primarily on:

•	revenue growth versus plan for the current fiscal year;

•	profitability versus plan for the current fiscal year; and

•	prudent investments to build the Adams Golf brand and to focus on long-term growth and the health of the Company.

The Compensation Committee has been pleased with the Management Incentive Plan and with the balance inherent in the measures upon which the named executive officers and other key employees are paid under the Management Incentive Plan.  Adams Golf is committed to growing revenue and maintaining profitability in the short term, and in the long-term making prudent, brand-building investments such as our commitments on the professional golf tours and commitment to research and development.

The Compensation Committee sets targeted incentive payout percentages as a percentage of base salary for each named executive officer.  These targets are based on competitive practices for each comparable position based on results from the Mercer report in 2007 and reviews of informal surveys conducted by the human resources department.  The majority of the weighting of whether the named executive officer achieves his or her semi-annual bonus is determined by the financial performance metrics mentioned previously in this section.  In addition, each named executive officer has individual semi-annual goals that must be achieved, in full or in part, in order to attain the targeted payout of the semi-annual bonus.  Performance above or below the targeted payout can be achieved based on numerous factors including our performance versus semi-annual financial metrics and the named executive officer’s individual performance versus his or her specific semi-annual performance goals.

Equity-Based Compensation

We believe that equity compensation is the most effective and widely accepted means of creating a long-term link between the compensation provided to named executive officers and other key management personnel with gains realized by the stockholders.  The Compensation Committee’s objective is to provide named executive officers with long-term incentive opportunities that are consistent with those of comparable companies.

The 2002 Equity Incentive Plan governs the granting of equity-denominated securities to Adams Golf employees and was approved by the Company’s stockholders in May 2002.  The 2002 Equity Incentive Plan allows us to grant Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards, Dividend Equivalents or Other Stock-Based Awards (all terms defined in the 2002 Equity Incentive Plan) until its expiration on April 30, 2012.

All restricted stock awards incorporate the following features:

•	The vesting period of current restricted stock awards varies between six months and four years; and

•	Grants do not include “reload” provisions.

All stock option awards incorporate the following features:

•	The term of the grant does not exceed 10 years;

•	Since January 2005, the grant prices of option grants are not less than the market price on the date of grant;

•	Grants do not include “reload” provisions; and

•	Options generally vest 25% per year over four years beginning with the first anniversary of the date of grant. In some instances we have used six-month and one-year option vesting periods.

We currently use restricted stock awards as a long-term incentive vehicle because:

•
Restricted stock grants align the interests of executives with those of the stockholders, support a pay-for-performance culture, foster employee stock ownership, and focus the management team on increasing value for the stockholders.

•
Restricted stock grants help to provide a balance to the overall compensation program; our annual bonus incentive program focuses on the achievement of annual performance targets; the long-term vesting period for restricted stock awards creates incentives for increases in stockholder value over a longer term.

•	The vesting period encourages executive retention and the preservation of stockholder value.

We may continue to use stock options as a long-term incentive vehicle because:

•
Stock options align the interests of executives with those of the stockholders, support a pay-for-performance culture, foster employee stock ownership, and focus the management team on increasing value for the stockholders.

•	All of the value received by the recipient from a stock option is based on the growth of the stock price above the exercise price.

•
Stock options help to provide a balance to the overall compensation program; our annual bonus incentive program focuses on the achievement of annual performance targets; the four-year vesting period for stock option awards creates incentives for increases in stockholder value over a longer term.

•	The vesting period encourages executive retention and the preservation of stockholder value.

In determining the number of options and/or restricted shares to be granted to named executive officers and other key employees, we take into account the individual’s position, scope of responsibility, ability to affect revenue growth, profitability and stockholder value, as well as the individual’s historic and recent performance and the equity value of the grant in relation to other elements of total compensation.

Option grants for Adams Golf’s former President and Chief Executive Officer, Mr. Brewer, were made in accordance with his employment agreement.  As discussed in more detail in the section entitled “Employment Contracts and Change in Control Arrangements” beginning on page 17 of this Amendment, in 2008 and 2009, we awarded shares of restricted stock to Mr. Brewer as part of his employment contract.  These grants were approved by the Compensation Committee and the entire Board.  There have been two option grants for the Company’s Chief Financial Officer, Pamela High–one made as a key employee in October 2002 and the other in November 2004.  Ms. High was also awarded restricted stock grants in 2009 and 2010.  The grants were approved by the Compensation Committee and the entire Board.  The date of Board approval is generally the date at which any option agreement or restricted stock grant becomes effective.

In the past, we have granted stock options with an exercise price less than the market price of the stock at the date of grant.  The grants were meant to incentivize key employees to help the Company grow its business.  The grants were made at a time when there was minimal Black Scholes value in options granted with an exercise price equal to market price on the date of grant.  We believe the grants have achieved their purpose, as we have been profitable for five of the previous seven fiscal years.

The expenses from these options have been accounted for from the inception of the option grants.  Given current IRS tax rulings in Section 409A, we do not expect to grant stock options in the future with exercise prices less than the market price of the stock at the date of grant.

The application of Section 409A of the Internal Revenue Service tax code resulted in many option holders designating option exercise dates in advance for some options that were granted with an exercise price less than the market price of the stock at the date of grant.  For more information about the scheduled timing of these exercises for our employees, please see Note 11 of the financial statements to the Annual Report regarding Stockholders’ Equity.

Additional Benefits

Executive officers participate in other employee benefit plans generally available to all employees on the same terms as similarly situated employees.  We offer a variety of health and welfare and retirement savings programs to all eligible employees.  The named executive officers generally are eligible for the same benefit programs on the same basis as the rest of the Company’s employees.  The health and welfare programs are intended to protect employees against catastrophic loss and to encourage a healthy lifestyle.  The health and welfare programs include medical, wellness, pharmacy, dental, vision, life insurance and accidental death and disability.  All employees are eligible to participate in the Company’s 401(k) plan.

In addition, certain officers receive other additional perquisites that are described in this Amendment under the heading “Executive Compensation.”  These perquisites include:

•	Country Club memberships: We provide 100% of the monthly due expenses at various country club membership opportunities for some of our officers and other key employees.

•
Executive Medical Reimbursement:  We pay 100% of the costs of reimbursing top executives and key employees for out-of-pocket medical expenses they have incurred after our standard health insurance pays the allotted coverage amount.

Our Compensation Decisions

This section describes the compensation decisions that we made with respect to the named executive officers for fiscal year 2011 and the first fiscal quarter of 2012.

Executive Summary

In 2011 and the first quarter of 2012, we continued to apply the compensation principles previously described in determining the compensation of the named executive officers.  These compensation decisions were made in the context of Adams Golf’s recent financial performance.

In summary, the compensation decisions made in 2011 and the first quarter of 2012 for the named executive officers were as follows:

•
For fiscal year 2011 and until February 29, 2012, the base salary level for the Former President and Chief Executive Officer, Chip Brewer, was governed by his employment agreement.  Based upon his then-current employment agreement, Mr. Brewer’s salary for 2010 through the termination of his employment was based upon our revenues, but could not be less than $360,000 or more than $500,000.  Mr. Brewer’s annual base salary for 2011 was $434,000.  In connection with Mr. Brewer’s resignation, we entered into a separation agreement and release with him on February 24, 2012.

•	For fiscal year 2012, the base salary level for the Chief Financial Officer, Pamela High, was increased to $176,000. The base salary level for fiscal year 2011 for Ms. High was $160,000.

•
Because Adams Golf achieved its 2011 Annual Plan revenue and EBITDA targets for the first and second halves half of 2011, Mr. Brewer and Ms. High earned incentive bonuses relating to performance in 2011 under the Management Incentive Plan of $553,660 and $70,400, respectively.

•
The Board of Directors appointed Mr. Adams as our Interim Chief Executive Officer effective February 29, 2012, and determined to pay Mr. Adams $15,000 each month that he serves in such role in addition to his base salary of $120,000 for his role as Chairman of the Board.  The Board of Directors also agreed to pay Mr. Adams a bonus of $100,000 upon the appointment of his successor or a sale of the Company.

We believe that these decisions are consistent with our core compensation principles and objectives:

•	We believe in a “pay-for-performance” culture;

•	Compensation decisions should promote the interests of long-term stockholders; and

•	Compensation should be reasonable and responsible.

Base Salary Decisions

We have historically adjusted base salaries on a calendar year basis.  For fiscal year 2012, the base salary level for the President and Chief Executive Officer, Chip Brewer, was governed by his employment agreement.  The base salary level for fiscal year 2012 for the Chief Financial Officer, Pamela High, was increased to $176,000.

Name	Title	2011 Base Salary	2012 Base Salary

Oliver G. (Chip) Brewer III	Former President and Chief Executive Officer	Variable between $360,000 and $500,000	Variable between $360,000 and $500,000

Pamela J. High	Chief Financial Officer	$160,000	$176,000

On February 24, 2012, we entered into a separation agreement and release with Mr. Brewer, pursuant to which Mr. Brewer resigned and which terminated and superseded Mr. Brewer’s employment agreement.  Pursuant to the separation agreement, in lieu of the amounts payable upon termination of Mr. Brewer’s employment agreement as described above, Mr. Brewer was entitled to, among other things, the following severance: (i) payment of his base salary accrued and unpaid through the separation date, (ii) payment of any earned but unused vacation through the separation date, (iii) reimbursement of any reasonable and qualified expenses properly incurred prior to the separation date, and (iv) payable within 30 days of the separation date, a $100,000 cash lump sum payment. Mr. Brewer is also entitled to continuation of any applicable medical and/or dental benefits for which he may be entitled under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”).  Additionally,  the separation agreement and release modified the vesting schedule for the remaining 75,000 restricted shares of common stock held by Mr. Brewer so that such restricted shares would vest in the event that the Company is sold to Taylor Made Golf Company, Inc. (“Taylor Made”).

In connection with his appointment as our Interim Chief Executive Officer, effective February 29, 2012, the Board of Directors determined to pay Mr. Adams $15,000 each month that he serves as our Interim Chief Executive Officer in addition to his base salary of $120,000 for his role as Chairman of the Board, representing an aggregate annual base salary of $300,000 for the combined roles.  Due to the expected temporary nature of Mr. Adams’ role as our Interim Chief Executive Officer, the Board of Directors did not undertake a formal market evaluation in determining the additional compensation to be paid to Mr. Adams for his service in such capacity.  In determining such additional compensation, the Board of Directors considered, among other things, Mr. Adams’ increased duties and responsibilities while serving as our Interim Chief Executive Officer and our prior compensation arrangements with Mr. Brewer during his service as our Chief Executive Officer.

In setting the base salaries for our non-temporary named executive officer positions, we considered:

•	our compensation philosophy and guiding principles described above;

•	the experience and industry knowledge of the named executive officers and the quality and effectiveness of their leadership at the Company;

•	all of the components of executive compensation, including base salary, incentive compensation, stock options, and benefits and perquisites;

•	the mix of performance pay to total compensation; and

•	internal pay equity among Adams Golf’s senior executives.

For a more detailed description of Mr. Adams’s employment agreement and our separation and prior employment agreement with Mr. Brewer, please see “Employment Contracts and Change in Control Arrangements” beginning on page 17.

Annual Management Incentive Compensation Plan Decisions

Our Management Incentive Plan provides our named executive officers and key employees an opportunity to earn a semi-annual cash bonus for achieving specified performance-based goals established for the fiscal year.  In 2011 and 2012 the Compensation Committee established performance objectives for the named executive officers based on targeted levels of revenue growth and EBITDA (earnings before interest, taxes, depreciation and amortization).  We believe that focusing on revenue growth is important because there are distinct advantages to revenue and profitability scale in the golf equipment business, such as the ability to advertise on network-televised golf events, to sponsor professional tour pros, and the ability to compete for strong research and development talent.  We believe that focusing on EBITDA is important because it is the most widely accepted metric for the cash flow generated by a business.  The performance objectives allow the named executive officers to earn a cash bonus up to a specified percentage of their base salary if Adams Golf achieves at least a specified threshold of the above metrics.

The targeted bonus levels as a percentage of salary for 2012 for the named executive officers are specified below:

		Potential Bonus as Percentage (%) of Salary (1)
Name	Title	Threshold	Target	Stretch

Oliver G. (Chip) Brewer III	Former President and Chief Executive Officer	0%	100%	200%

Pamela J. High	Chief Financial Officer	0%	40%	--

(1)The named executive officers are eligible to receive a bonus equal to up to the specified percentage of their base salary if Adams Golf achieves the specified level of revenue growth and EBITDA as defined in the Company’s business plan.

Because Adams Golf achieved the 2011 Annual Plan revenue and EBITDA targets for both of the first and second halves of 2011, Mr. Brewer and Ms. High were paid semi-annual incentive bonuses relating to performance in each half of 2011 under the Management Incentive Plan as described below:

	January – June 2011	July – December 2011	Total
Oliver G. (Chip) Brewer III	$204,836	$348,824	$553,660
Pamela J. High	$38,400	$32,000	$70,400

Pursuant to the terms of Mr. Brewer’s employment contract, prior to his resignation, Mr. Brewer was entitled to a targeted bonus percentage of 100% with a stretch bonus percentage of 200%.

Ms. High’s targeted bonus level as a percentage of salary for 2012 did not change from 2011.  Mr. Adams does not participate in the Management Incentive Plan.

Stock Option and Restricted Stock Grant Decisions

In March 2008, pursuant to Mr. Brewer’s employment agreement, we granted Mr. Brewer 150,000 shares of our restricted common stock, which vested in six equal installments on the last trading days of June and December 2008, 2009 and 2010.  In November 2009, pursuant to an amendment to Mr. Brewer’s employment agreement, we granted Mr. Brewer 175,000 shares of our restricted common stock.  12,500 of the shares vest on each of the last trading day of June 2010 and the second to last trading day of December 2010.  37,500 of the shares vested or were scheduled to vest on each of the last trading days of June 2011 and June 2012 and the second to last trading days of December 2011 and December 2012.  On February 24, 2012, we entered into a separation agreement and release with Mr. Brewer, pursuant to which, among other things, effective February 29, 2012, Mr. Brewer resigned as our President and Chief Executive Officer and a director, and from any other position held with us or any of our subsidiaries.  Under the separation agreement and release, the vesting schedule for the remaining 75,000 restricted shares of common stock held by Mr. Brewer was modified such that the restricted shares of common stock would vest in the event that the Company is sold to Taylor Made.

Ms. High received a grant of 50,000 shares of restricted stock in October 2009, which shares vested or will vest in four equal annual installments beginning on October 23, 2010.  In May 2010, we granted Ms. High 5,000 shares of our restricted common stock, which shares will vest in four equal annual installments beginning on May 25, 2011.  Ms. High received a grant of 30,000 shares of restricted stock in October 2010, which shares will vest in four equal annual installments beginning on October 28, 2011.

As of April 30, 2012, the named executive officers held the following unvested restricted stock grants and stock options that would become vested upon a change in control.

Name	No. of Shares Underlying Unvested Awards (#)	Unrealized Value of Unvested Awards ($) (1)

Oliver G. (Chip) Brewer III	75,000	$484,500

Pamela J. High	51,250	$331,075

(1)
The unrealized value of these unvested restricted stock awards were calculated by multiplying the number of unvested shares remaining in such restricted stock awards by the closing price of the common stock on December 31, 2011, $6.46.

Reasonableness of Compensation

After considering all components of the compensation paid to the named executive officers, the Compensation Committee has determined that the compensation is reasonable and is not excessive.  In making this determination, we considered many factors, including the following:

•	Management has generally led Adams Golf to increasing levels of profitability and revenue growth over their tenure.

•	Management has generally matched or exceeded the performance of peer companies in the golf industry.

•	Management has consistently led Adams Golf to increasing brand strength over their tenure.

•	Management’s compensation as compared to the compensation of executives at peer list companies studied in the past.

•	The stockholder return performance of Adams Golf for the past six years.

•
The compensation program for named executive officers and other key employees has generally achieved the goals of retaining and attracting talented management members who can and have helped us return the Company to profitability.

The Compensation Committee has also reviewed our compensation policies and practices for all of the executive officers and other employees and determined that any risks arising from such compensation policies and practices, including any risks to our risk management practices and risk-taking incentives created from such compensation policies and practices, are not reasonably likely to have a material adverse effect on Adams Golf.

Management’s Role in the Compensation-Setting Process

Management plays a significant role in the compensation-setting process.  The most significant aspects of management’s role are:

•	evaluating employee performance;

•	establishing business performance targets and objectives;

•	recommending salary levels and option awards; and

•	preparing meeting information for each Compensation Committee meeting.

Upon request, the Chief Executive Officer or Interim Chief Executive Officer may also participate in Compensation Committee meetings to provide:

•	background information regarding Adams Golf’s strategic objectives;

•	his evaluation of the performance of the senior executive officers; and

•	compensation recommendations as to senior executive officers other than himself.

Compensation Policies

The Tax Deductibility of Compensation Should be Maximized Where Appropriate

The Company generally seeks to maximize the deductibility for tax purposes of all elements of compensation.  For example, the Company has historically only issued nonqualified stock options that result in a tax deduction to Adams Golf upon exercise.  Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for non-qualifying compensation in excess of $1.0 million paid in any taxable year to an individual who, on the last day of the taxable year, is either the Company’s principal executive officer or an individual who is among the three most highly compensated officers for the taxable year (other than the principal executive officer or the principal financial officer).  We review compensation plans in light of applicable tax provisions, including Section 162(m), and may revise compensation plans from time to time to maximize deductibility.  We may, however, approve compensation that does not qualify for deductibility when we deem it to be in the best interest of Adams Golf.

Financial Restatement

It is the Board’s policy that the Board will, to the extent permitted by governing law, have the sole and absolute authority to make retroactive adjustments to any cash or equity-based incentive compensation paid to named executive officers and certain other key management where the payment was predicated on the achievement of certain financial results that were subsequently the subject of restatement.  Where applicable, the Company will seek to recover any amount determined to have been inappropriately received by the individual involved.  We have not had to pursue recovery from any individual as a result of a restatement of our financial statements.

Stock Ownership Guidelines

We have not adopted formal stock ownership guidelines for the named executive officers, however, we believe that the ownership of stock by named executive officers helps align their interests with those of long-term stockholders.

Timing of Stock Option Grants

Adams Golf has adopted a policy on stock option grants that includes the following provisions relating to the timing of option grants:

•
The grant date of stock options is always the date of approval of the grants (or a specified later date if for any reason the grant is approved during a time when Adams Golf is in possession of material, non-public information).

•	The exercise price is the closing price of the underlying common stock on the grant date for those stock options that may be granted in the future.

Compensation Information

Summary Compensation Table

The following table sets forth information concerning the total compensation earned by our named executive officers during each of the past two fiscal years. This table and the accompanying narrative should be read in conjunction with the Compensation Discussion and Analysis, which sets forth the objectives and other information concerning our executive compensation program.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (2)	Total

Oliver G. (Chip) Brewer III Former President and Chief Executive Officer (3)	2011 2010	$434,243 $377,000	-- --	-- $551,000 (5)	-- --	$553,660 (4) $519,750 (6)	$27,033 $45,178	$1,014,936 $941,928

Pamela J. High Chief Financial Officer	2011 2010	$160,000 $118,000	-- --	-- $149,950 (7)	-- --	$70,400 (4) $53,000 (6)	$7,798 $7,081	$238,198 $328,031

(1)	Represents the grant date fair value of deferred share awards calculated in accordance with FASB Accounting Standards Codification Topic 718.
(2)
Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the Company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Mr. Brewer resigned as our President and Chief Executive Officer effective February 29, 2012.
(4)	Represents Management Incentive Plan bonus earned during the first half of 2011 and paid in 2011 and Management Incentive Plan bonus earned during the second half of 2011 and paid in January 2012.
(5)	The value of the restricted stock award was based on a share price of $3.15 per share, which was the closing price of our common stock on March 13, 2008, the date of the restricted stock award.
(6)	Represents Management Incentive Plan bonus earned during the first half of 2010 and paid in 2010 and Management Incentive Plan bonus earned during the second half of 2010 and paid in January 2011.
(7)
The value of the May 25, 2010 restricted stock award of 5,000 shares is based on a share price of $3.71, which was the closing price of our common stock on May 25, 2010.  The value of the October 28, 2010 restricted stock award of 30,000 shares is based on a share price of $4.38 per share, which was the closing price of our common stock on October 28, 2010.

Narrative Discussion of Summary Compensation Table

The salary and stock option awards for Mr. Brewer were determined by his employment agreement with the Company.  For a more detailed description of the employment agreement, please see “Employment Contracts and Change in Control Arrangements” beginning on page 17.  Bonuses for Mr. Brewer and Ms. High were paid semi-annually under the terms of the Company’s Management Incentive Plan.  The Summary Compensation Table presents the total amount of bonuses paid to the Company’s named executive officers in fiscal years 2010 and 2011.  Because Adams Golf achieved its Annual Plan revenue and EBITDA targets in the first half of 2010, both Mr. Brewer and Ms. High were paid incentive bonuses of $180,000 and $21,000, respectively, in 2010.  In January 2011, Mr. Brewer and Ms. High were paid incentive bonuses related to 2010 performance of $339,750 and $32,000, respectively.  Because Adams Golf achieved its Annual Plan revenue and EBITDA targets in the first half of 2011, Mr. Brewer and Ms. High were paid incentive bonuses of $204,836 and $38,400, respectively, in 2011.  In January 2012, Mr. Brewer and Ms. High were paid incentive bonuses related to 2011 performance of $348,824 and $32,000, respectively. For a more detailed description of the Management Incentive Plan, please see “Annual Management Incentive Compensation Plan.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning restricted stock awards and stock options held by the named executive officers at December 31, 2011.

Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercis-able	Option Exercise Price ($)	Option Expiration Date	Number of Restricted Securities That Have Not Vested	Market Value of Restricted Securities That Have Not Vested

Oliver G. (Chip) Brewer III (1)	7/31/2003 1/15/2004 11/09/2009	119,778 66,694	-- --	$ 0.04 0.04	7/31/2013 1/15/2014	-- -- 75,000(2)	-- -- $ 484,500	(3)

Pamela J. High	10/23/2009 5/25/2010 10/28/2010					25,000 (4) 3,750 (4) 22,500 (4)	161,500 24,225 145,350	(3) (3) (3)

All information in this table relates to nonqualified stock options. The Company has not granted any incentive stock options or stock appreciation rights (“SARs”).
(1)	Mr. Brewer’s options vested as follows: Options granted 7/31/2003 vested on 1/31/2004 and options granted 1/15/2004 vested on 7/15/2004.
(2)	37,500 of the shares vest on each of the last trading day of June 2012 and the second to last trading day of December 2012.
(3)	The value of unvested shares of restricted stock is based upon the share price of $6.46 per share, which was the closing price of our common stock on December 31, 2011.
(4)	Vests in four equal annual installments beginning on the first anniversary of the date of the grant.

Employment Contracts and Change in Control Arrangements

Oliver G. (Chip) Brewer III - Employment Agreement effective 2008 through February 29, 2012

On December 31, 2007, we entered into an employment contract with Chip Brewer, our then President and Chief Executive Officer, and such agreement was amended on November 3, 2009.  As amended, Mr. Brewer’s employment agreement had a term from January 1, 2008 through December 31, 2012, unless earlier terminated.  On February 24, 2012, we entered into a separation agreement and release with Mr. Brewer, pursuant to which, among other things, effective February 29, 2012, Mr. Brewer resigned as our President and Chief Executive Officer and a director, and from any other position held with us or any of our subsidiaries.  The separation agreement terminated and superseded the terms of Mr. Brewer’s employment agreement.

For fiscal year 2010, Mr. Brewer’s employment agreement provided for an annual base salary of $376,500.  For the calendar years 2011 and 2012, Mr. Brewer’s annual base salary was set to equal 0.475% of our trailing twelve-month revenues and was recalculated every six months, commencing July 1, 2010, using our trailing twelve-month revenues. For each of the calendar years from 2011 through 2012, Mr. Brewer’s annual base salary could not be less than $360,000 per year or more than $500,000 per year.  During fiscal 2011, Mr. Brewer’s base salary for the period from January 1, 2011 to June 30, 2011 was $410,000 and from July 1, 2011 through December 31, 2011 was $458,800.  Mr. Brewer’s base salary commencing January, 1, 2012 was $458,400.

Mr. Brewer’s employment agreement provided for retention awards of restricted stock, with vesting provisions, and subject to proper authorization from our Board as well as compliance with all applicable laws and regulations.  On March 10, 2008, Mr. Brewer was granted 150,000 restricted shares of our common stock.  The restricted stock vested in six equal installments on the last trading days of June and December 2008, 2009 and 2010.  On November 9, 2009, Mr. Brewer was granted 175,000 shares of restricted stock. 12,500 of such shares vested on June 30, 2010, 12,500 of such shares vested on December 30, 2010, 37,500 of such shares vested on June 30, 2011 and 37,500 of such shares vested on December 30, 2011.  The remaining 75,000 restricted shares were scheduled to vest equally on the last trading day of June 2012 and the second to last trading day of December 2012.  However, the vesting schedule for such restricted shares was modified by Mr. Brewer’s separation agreement.  Pursuant to the separation agreement, such restricted shares shall vest in the event the Company is sold to Taylor Made.

Mr. Brewer’s employment agreement provided further that Mr. Brewer would be eligible for a one-time long-term incentive payment at the conclusion of his employment agreement.  The amount of the payment was contingent upon achievement of a minimum performance goal and could have been increased if certain additional performance criteria were met or exceeded.

Mr. Brewer’s employment agreement could have been terminated either “without cause” by us upon delivery of 60 days’ written notice, or by Mr. Brewer “without good reason” upon delivery of 30 days’ written notice, or by the mutual agreement of Mr. Brewer and us.  We could have terminated Mr. Brewer for “cause” if Mr. Brewer (a) deliberately and intentionally breached any material provision of the agreement without curing such breach within 30 days of written notice of the breach; (b) deliberately and intentionally engaged in gross misconduct that was materially harmful to our best interests; or (c) was convicted of a felony or crime involving moral turpitude, fraud or deceit.  Mr. Brewer could have terminated his agreement for “good reason” upon delivery of 30 days’ written notice to the Company no later than 90 days after Mr. Brewer reasonably became aware of the circumstances giving rise to such good reason.  “Good reason” referred to any of the following conduct of the Company: if we (a) materially breached any material provision of the agreement without curing such breach within 30 days of written notice of the breach; (b) assigned Mr. Brewer any duties inconsistent in any material respect with his position or diminish Mr. Brewer’s status and reporting requirements, his authority, duties, powers or responsibilities, other than an isolated incident which is remedied within 30 days notice from Mr. Brewer; (c) failed to obtain a written agreement to assume the obligations of his agreement five days before a merger, consolidation or sale of all or substantially all of our assets; (d) reduced Mr. Brewer’s total compensation, other than as the result of Mr. Brewer’s failure to meet certain performance based goals established for purposes of determining incentive based compensation; (e) relocated our principal offices to a location more than 75 miles from Plano, Texas; or (f) failed to set internal financial goals or adopt an equity incentive plan.  The agreement would have terminated by its terms upon Mr. Brewer’s disability, if he was unable to perform his duties on a full time basis for a period of 60 days, or upon his death.

In the event that either we had terminated the employment agreement without cause or Mr. Brewer had terminated the employment agreement for good reason, then Mr. Brewer would have been entitled to receive (a) his annual base salary for a period of one year after the later of the date of termination or the expiration of the notice period; (b) all retention based restricted stock that Mr. Brewer was potentially eligible to receive during the 12-month period following the date on which Mr. Brewer was terminated; (c) a payment equal to both semi-annual bonuses for which Mr. Brewer was potentially eligible in the calendar year of termination, paid as if we achieved our internal financial goals for that period; and (d) the long-term incentive payment for which Mr. Brewer was potentially eligible, paid as if certain performance criteria for that period had been achieved.

In the event that (i) Mr. Brewer had become disabled or upon his death; (ii) the agreement had been terminated by mutual agreement; (iii) we had terminated Mr. Brewer’s employment with cause; or (iv) Mr. Brewer had terminated his employment without good reason, Mr. Brewer would have been entitled to receive his accrued salary and benefits through the date of termination, reimbursements for expenses actually incurred and benefits under any benefit and indemnification plans for Mr. Brewer or his dependants through the date of termination, and any continuing coverage as required by law.

The following table shows the potential payments upon termination or a change in control of the Company for Mr. Brewer, based on his 2008 – February 29, 2012 employment agreement, as amended, in each case as if such event occurred on December 31, 2011:

Executive Benefits and Payments Upon Separation	For Cause Termination	Resignation Without Good Reason	Without Cause Termination		Involuntary For Good Reason Termination (Change-in- Control)		Disability		Death
Compensation:
Base Salary	--	--	$ 458,800	(1)	$ 458,800	(1)	$458,800	(2)	$458,800	(1)
Expenses	--	--	--	(3)	--	(3)	--		--	(3)
Restricted Stock Award	--	--	484,500	(4)	484,500	(4)
Management Incentive Plan	--	--	458,800	(5)	458,800	(5)	458,800	(5)	--
Long Term Incentive Plan	--	--	1,655,000	(6)	1,655,000	(6)	--		--

Benefits &Perquisites:
Health and Welfare Plans	--	--	19,547	(8)	19,547	(8)	--		--
Life Insurance Benefits	--	--	1,464	(9)	1,464	(9)	--		--

Total			3,078,111		3,078,111		917,600		458,800

(1)	An additional sum equal to accrued but unpaid base salary would also be payable to Mr. Brewer.
(2)	Reflects the total amount to be paid to Mr. Brewer, including any Social Security proceeds and disability payments.
(3)	An additional sum equal to accrued but unpaid business expenses would also be payable to Mr. Brewer.
(4)
Mr. Brewer would be eligible to receive a grant of 150,000 shares of restricted stock, with no vesting provisions upon termination without cause or for good reason.  The share price assumed was $6.46 per share, which was the closing price of our common stock on December 31, 2011.

(5)	Mr. Brewer would receive the equivalent of two semi-annual bonuses, irrespective of whether the Company was on track to achieve its internal financial goals tied to the payment of the bonuses.
(6)
If EBITDA achieved by the Company is greater than a targeted level at the time of Mr. Brewer’s separation, Mr. Brewer would receive an additional payment equal to $0.05 for each dollar over the EBITDA target.

(7)	An additional sum equal to accrued but unpaid health and welfare plan and life insurance plan benefits.
(8)	Reflects the estimated lump-sum present value of all future costs which will be paid on behalf of Mr. Brewer under the Company’s health and welfare and employee benefit plans.
(9)	Reflects the estimated lump-sum present value of the cost of coverage for life insurance policies provided by the Company to Mr. Brewer.

As noted above, on February 24, 2012, we entered into a separation agreement and release with Mr. Brewer, which terminated and superseded Mr. Brewer’s employment agreement.  Pursuant to the separation agreement and release, in lieu of the amounts payable upon termination of Mr. Brewer’s employment agreement as described above, Mr. Brewer was entitled to, among other things, the following severance: (i) payment of his base salary accrued and unpaid through the separation date, (ii) payment of any earned but unused vacation through the separation date, (iii) reimbursement of any reasonable and qualified expenses properly incurred prior to the separation date, and (iv) payable within 30 days of the separation date, a $100,000 cash lump sum payment. Mr. Brewer is also entitled to continuation of any applicable medical and/or dental benefits for which he may be entitled under COBRA.

Pamela J. High – Change of Control Agreement effective through January 31, 2014

On February 24, 2011, we entered into that certain Agreement Between Executive and Adams Golf Regarding Termination Due to a Change of Control or Termination Without Cause with Pamela J. High, our Chief Financial Officer (the “Change of Control Agreement”).  The Change of Control Agreement expires on January 31, 2014.  Ms. High’s employment remains “at will” and may be terminated at any time by us or Ms. High.

Pursuant to the Change of Control Agreement, if Ms. High is terminated for any reason, she will be entitled to receive any unpaid compensation earned or accrued as of the effective date of her termination.  In addition, if Ms. High’s employment is terminated: (i) by the Company without “cause,” (ii) by Ms. High with “good reason” or (iii) as part of a “change of control” of the Company (as such terms are defined in the Change of Control Agreement), Ms. High will be entitled to continued payments of base salary and substantially equal medical benefits for the twelve months following such termination.  If Ms. High’s employment is terminated other than (i) by the Company without “cause,” (ii) by Ms. High with “good reason” or (iii) as part of a “change of control” of the Company,  Ms. High shall be subject to certain non-competition and non-solicitation restrictions for a period of one year following such termination, as described in the Change of Control Agreement.  Pursuant to the Change of Control Agreement, Ms. High is also required to protect certain confidential information of the Company.

On October 23, 2009, Ms. High was granted 50,000 restricted shares of our common stock.  The restricted stock vests or vested in four equal installments beginning October 2010.  On May 25, 2010, Ms. High was granted 5,000 restricted shares of our common stock.  The restricted stock vests in four equal installments beginning May 2011.  On October 28, 2010, Ms. High was granted 30,000 restricted shares of our common stock.  The restricted stock vests in four equal installments beginning October 2011.  Upon the occurrence of a change of control, all of Ms. High’s unvested shares of restricted stock would vest no later than the calendar day immediately preceding the sale or closing date of the transaction.

The following table shows the potential payments upon termination or a change in control of the Company for Ms. High, based on her current salary and the terms of the Change of Control Agreement, in each case as if such event occurred on December 31, 2011 and assuming such agreement was in effect on that date:

Executive Benefits and Payments Upon Separation	For Cause Termination		Resignation Without Good Reason		Without Cause Termination		Involuntary For Good Reason Termination (Change-in- Control)		Disability	Death
Compensation:
Base Salary	--	(1)	--	(1)	$ 176,000	(1)	$ 176,000	(1)	--	--
Expenses	--		--		--		--		--	--
Restricted Stock Award	--		--		--		--		--	--
Performance Bonus	--		--		--		--		--	--
Long Term Incentive Plan	--		--		331,075	(2)	331,075	(2)	--	--

Benefits &Perquisites:
Health and Welfare Plans	--		--		12,540	(3)	12,540	(3)	--	--
Life Insurance Benefits	--		--		--		--		--	--

Total	--		--		519,615		519,615		--	--

(1)	An additional sum equal to accrued but unpaid base salary would also be payable to Ms. High.
(2)	The value of the unvested shares of restricted stock is based upon the share price of $6.46 per share, which was the closing price of our common stock on December 31, 2011.
(3)	Reflects the estimated lump-sum present value of all future costs which will be paid on behalf of Ms. High under the Company’s health and welfare and employee benefit plans.

Director Compensation

Compensation Arrangements for Fiscal 2011

The following table describes the compensation arrangements with our non-employee Directors for the 2011 fiscal year.
2011
Annual Cash Retainer (1)	$ 20,000
Attendance Fee per Meeting (2)	1,000
Committee Stipends (3):
Audit Committee Chair	5,000
Compensation Committee Chair	5,000
Non-Chair Committee Membership	2,500
Adams Golf Annual Product Allowance (4)	1,000

(1)	Each non-employee director who serves as a member of the Board for at least one month of each quarter receives a quarterly director fee of $5,000.
(2)
Each non-employee director who serves as a member of the Board for at least one month of each quarter receives $1,000 per meeting attended in person or by telephone.  We reimburse our Directors for travel and lodging expenses that they incur in connection with their attendance of Directors’ meetings and meetings of stockholders of the Company.

(3)
Each non-employee director serving as chairperson of any committee of the Board receives an additional $1,250 per quarter provided such person serves in such capacity for at least one month during that quarter.  Each non-employee director serving as a member of any committee receives an additional $625 per quarter provided such person serves in such capacity for at least one month during that quarter.

(4)	Our non-employee Directors are also entitled to receive, at no charge, up to $1,000 of Adams Golf products annually for promotional purposes.

Actual Fiscal 2011 Director Compensation

The following table shows the compensation paid to our non-executive Directors for the 2011 fiscal year.  Neither Mr. Adams nor Mr. Brewer receives fees for serving as Directors of the Company.  For a description of each type of compensation shown below, please see the footnotes above for the table entitled “Compensation Arrangements for 2011.”

Director Compensation for Fiscal 2011
Name	Fees Earned or Paid In Cash	Stock Awards	Option Awards	All Other Compensation		Total Compensation

B.H. (Barney) Adams	--	--	--	$ 150,198	(1)	$ 150,198
Russell L. Fleischer	$ 29,000	--	--	462	(2)	29,462
John M. Gregory	24,000	--	--	--		24,000
Joseph R. Gregory	24,000	--	--	2,826	(2)	26,826
Mark R. Mulvoy	31,500	--	--	6,208	(2)	37,708
Robert D. Rogers	26,500	--	--	--		26,500

(1)	Represents $120,000 in salary, $4,697 in group term life insurance premiums, and $25,501 for health and welfare benefits.
(2)	Represents reimbursement of travel expenses related to meeting attendance.

Narrative to Director Compensation Table

Although Mr. Adams did not serve as an executive officer of Adams Golf during fiscal 2011, he was compensated for services he provided both as Chairman of the Board and as an employee of Adams Golf. In fiscal 2011, Mr. Adams was paid pursuant to an employment agreement entered into on dated as of January 1, 2009.  Mr. Adams is the founder of Adams Golf and has been Chairman of the Board of Adams Golf since its inception Accordingly, the Compensation Committee and the Board of Directors, excluding Mr. Adams, agreed that Mr. Adams should be compensated during 2011 in a different manner from that of the other non-executive Directors of the Company.

Barney Adams – Employment Agreement effective 2011 through 2012

On January 12, 2012, we entered into an employment agreement, effective January 1, 2012, with B.H. (Barney) Adams, who was then serving as the Chairman of our Board of Directors.  The employment agreement replaced, and contained substantially similar terms as, Mr. Adams’ previous employment agreement, dated January 12, 2009, which terminated pursuant to its terms on December 31, 2011.  The agreement provides for a one-year term, beginning on January 1, 2012 and ending on December 31, 2012, unless earlier terminated.  By the terms of his employment agreement, Mr. Adams’ annual base salary for the calendar year 2012 is $120,000.  Pursuant to the agreement, we are obligated to reimburse Mr. Adams, in an amount not to exceed $10,000, for automobile related expenses incurred in connection with his service as our Chairman.  In addition, Mr. Adams is entitled to participate in our health insurance and employee benefit plans and programs from time to time generally made available to our executive employees.

The agreement may be terminated at anytime without “cause” by us or without “good reason” by Mr. Adams upon delivery of 60 days’ written notice, upon Mr. Adams’ death or disability, or by the mutual agreement of Mr. Adams and us.  We can terminate Mr. Adams for “cause” if Mr. Adams (a) deliberately and intentionally breaches any material provision of the agreement without curing such a breach within 30 days of written notice of the breach; (b) deliberately and intentionally engages in gross misconduct that is materially harmful to our best interests; or (c) is convicted of a felony or crime involving moral turpitude, fraud or deceit.  Mr. Adams can terminate his agreement for “good reason” upon delivery of 30 days’ written notice if we (a) materially breach any provision or fail to perform any covenant of the agreement without curing such breach or failure to perform within 30 days of written notice of the breach or failure to perform; (b) substantially reduce Mr. Adams’ title, position, reporting requirements, responsibilities or duties, which is not be remedied within 30 days’ notice from Mr. Adams; (c) reduce Mr. Adams’ base compensation; (d) fail to obtain a written agreement from any successor to assume the obligations of this agreement five days before a merger, consolidation or sale of all or substantially all of our assets; or (e) deliver to Mr. Adams written notice of our approval for Mr. Adams to tender his resignation with good reason.

In the event that (a) we terminate Mr. Adams’ employment as Chairman for cause or (b) Mr. Adams terminates his employment as Chairman without good reason, Mr. Adams will be entitled to receive his accrued salary and benefits through the date of termination, reimbursements for expenses actually incurred and benefits under any benefit and indemnification plans for Mr. Adams or his dependants through the date of termination, and any continuing coverage as required by law.

In addition to the amounts for which Mr. Adams would be entitled to upon his termination as Chairman for cause or resignation without good reason, in the event that either (a) we terminate the employment agreement without cause or (b) Mr. Adams terminates for good reason, then Mr. Adams will be entitled to receive (i) a cash payment equal to his annual base salary at the time of such termination, payable in twenty-four semi-monthly installments beginning six months following such termination, and (ii) for a period of one year following such termination, any continuation coverage for which Mr. Adams may be entitled to under COBRA.  Alternatively, upon Mr. Adams election, in lieu of payment of continuation coverage under COBRA, we may be required to pay Mr. Adams a lump sum cash payment equal to the present value of the projected costs of such continuation coverage.

In the event of Mr. Adams’ death, Mr. Adams’ spouse or estate may be entitled to a lump sum cash payment equal to his annual base salary relating to his service as Chairman at the time of his death, payable in twelve equal monthly installments following the date of his death.  In the event that Mr. Adams becomes disabled, he may be entitled to payment of the difference between his then base salary relating to his service as Chairman and any disability compensation otherwise received.

Effective February 29, 2012, Mr. Adams was appointed as our Interim Chief Executive Officer.  In connection with his appointment, we agreed to pay Mr. Adams an additional $15,000 per month for each month that he continues to serve in such role.  Additionally, we agreed to pay Mr. Adams a bonus payment of $100,000 upon the earlier of the hiring of a replacement Chief Executive Officer or the consummation of the sale of the Company.  The additional compensation to be paid to Mr. Adams in connection with his service as Interim Chief Executive Officer is separate from any compensation owed to Mr. Adams’ pursuant to, and is not governed by the terms of, his employment agreement.

The following table shows the potential payments upon termination or a change in control of the Company for Mr. Adams, in each case as if such event occurred on December 31, 2011:

Executive Benefits and Payments Upon Separation	For Cause Termination	Resignation Without Good Reason	Without Cause Termination		Involuntary For Good Reason Termination (Change-in- Control)		Disability		Death
Compensation:
Base Salary	--	--	$120,000	(1)	$120,000	(1)	$120,000	(2)	$120,000	(1)
Expenses	--	--	--		--		--		--
Performance Bonus	--	--	--		--		--		--
Benefits & Perquisites:
Health and Welfare Plans	--	--	11,783	(3)	11,783	(3)	--		--
Life Insurance Benefits	--	--	4,697	(4)	4,697	(4)	--		--

Total	--	--	$136,480		$136,480		$120,000		$120,000

(1)	An additional sum equal to accrued but unpaid base salary would also be payable to Mr. Adams.
(2)	Reflects the total amount to be paid to Mr. Adams including disability payments.
(3)	Reflects the estimated lump-sum present value of all future costs which will be paid on behalf of Mr. Adams under our health and benefit welfare plans.
(4)      Reflects the estimated lump-sum present value of the cost of coverage for life insurance policies provided by us to Mr. Adams.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	438,569	$ 1.02	36,713

Equity Compensation Plans Not Approved by Security Holders	--	--	--

Beneficial Ownership of Certain Stockholders, Directors and Executive Officers

The following table contains information, as of April 30, 2012, with respect to the beneficial ownership of the Company’s common stock by (1) each individual or entity whom we know to own beneficially more than five percent of common stock; (2) each director; (3) our named executive officers; and (4) all of our directors and named executive officers as a group. Unless otherwise indicated, all persons named below can be reached at 2801 E. Plano Parkway, Plano, Texas 75074.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Certain Persons
SJ Strategic Investments LLC (3)	2,720,792	34.0%
Roland E. Casati (4)	459,650	5.7%
Nantahala Capital Management, LLC(5)	579,155	7.2%
Taylor Made Golf Company, Inc. (6)	2,793,937	34.8%

Directors and Named Executive Officers
B.H. (Barney) Adams (7)	456,976	5.7%
Oliver G. Brewer III (8)	842,400	10.5%
Russell L. Fleischer (9)	24,773	*
John M. Gregory (10)	2,720,792	34.0%
Joseph R. Gregory (11)	2,720,792	34.0%
Mark R. Mulvoy (12)	25,023	*

Robert D. Rogers (13)	26,023	*
Pamela High	79,528	1.0%

All Directors and Executive Officers as a Group	3,333,115	41.5%

 *  Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities for which such person or entity currently has beneficial ownership or has the right to acquire beneficial ownership with 60 days of April 30, 2012.

(2)	Applicable percentage of ownership is based on 7,995,511 voting shares of common stock outstanding on April 30, 2012.
(3)
Includes (a) 1,119,673 shares owned by Mr. Joseph R. Gregory, the brother of Mr. John Gregory, (b) 12,273 shares owned by Mr. John Gregory, the managing member of SJ Strategics, and (c) 459,650 shares owned by Mr. Roland E. Casati, for which SJ Strategic Investments and Messrs. John Gregory and Joseph Gregory may be deemed to have beneficial ownership as a result of a voting agreement with Mr. Casati.  SJ Strategic Investments has disclaimed beneficial ownership of the shares owned by Mr. Joseph R. Gregory and Mr. John Gregory. The address for SJ Strategic Investments LLC is 340 Edgemont Avenue, Suite 200, Bristol, TN 37620. Such beneficially owned shares of common stock are subject to a Voting Agreement with Taylor Made.

(4)
The address for Mr. Casati is Continental Offices, Ltd., 2700 River Road, Suite 211, Des Plaines, IL 60018.  Mr. Casati may be deemed to have beneficial ownership of 2,261,142 shares of common stock as a result of a voting agreement with SJ Strategic Investments and Messrs. John Gregory and Joseph Gregory.  Mr. Casati has disclaimed beneficial ownership of the shares of common stock owned by SJ Strategic Investments, Mr. Joseph R. Gregory and Mr. John Gregory.

(5)
Nantahala Capital Management, LLC (“Nantahala”) is the general partner and/or the investment manager of Nantahala Capital Partners Limited Partnership, Nantahala Capital Partners II Limited Partnership, Nantahala Capital Partners LC Limited Partnership, Blackwell Partners LLC and Silver Creek CS SAV, LLC (collectively, the “Nantahala Investment Vehicles”).  Nantahala has the power to vote and direct the disposition of the shares of common stock owned by the Nantahala Investment Vehicles.  The principal purpose of the Nantahala Investment Vehicles is to invest in securities.  The principal business of Nantahala is to serve as the general partner and/or the investment manager of the Nantahala Investment Vehicles and other investment vehicles.  The principal business address for Nantahala is 100 First Stamford Place, 2nd Floor, Stamford, CT 06902.  The number of shares set forth in the table for Nantahala is based solely on Nantahala’s Amendment No. 1 to Schedule 13D filed with the SEC on January 10, 2012.

(6)
Taylor Made, may be deemed to have beneficial ownership of 2,793,937 shares of common stock (including a total of 75,000 unvested restricted shares of common stock and unexercised options to purchase shares of common stock) by virtue of those certain Voting Agreements between Taylor Made and each of SJ Strategic Investments and Messrs. John M. Gregory, Joseph R. Gregory, B.H. (Barney) Adams, Russell L. Fleischer, Mark R. Mulvoy, and Robert D. Rogers. In the event that our proposed merger with Taylor Made is approved by a majority of our stockholders and consummated pursuant to the terms of that certain Agreement and Plan of Merger, dated as of March 18, 2012, as described in our Preliminary Proxy Statement on Schedule 14A filed April 16, 2012, a change in control will occur and we will become a wholly-owned subsidiary of Taylor Made and cease to be an independent, publicly-traded company.

(7)	Includes 456,976 shares Mr. Adams holds jointly with Jackie Adams, his spouse. Such beneficially owned shares of common stock are subject to a Voting Agreement with Taylor Made.
(8)	The address for Mr. Brewer is 2180 Rutherford Rd., Carlsbad, CA 92008. Mr. Brewer was the CEO and a Director of the Company until he resigned effective as of February 29, 2012.
(9)
Includes (a) vested options to purchase 12,500 shares of common stock held by Mr. Fleischer and (b) 7,500 unvested Restricted Stock Shares for which Mr. Fleischer does not have the power to dispose. Such beneficially owned shares of common stock are subject to a Voting Agreement with Taylor Made.

(10)
Includes (a) 1,116,923 shares owned by SJ Strategic Investments LLC, (b) 1,119,673 shares owned by Mr. Joseph R. Gregory, (c) 7,500 unvested Restricted Stock Shares for which Mr. John Gregory does not have the power to dispose and (d) 459,650 shares owned by Mr. Casati, for which SJ Strategic Investments and Messrs. John Gregory and Joseph Gregory may be deemed to have beneficial ownership as a result of a voting agreement with Mr. Casati. Mr. John Gregory is the managing member of SJ Strategic Investments LLC. Mr. Joseph Gregory is the brother of Mr. John Gregory. Mr. John Gregory has disclaimed beneficial ownership of the shares owned by Mr. Joseph Gregory. Such beneficially owned shares of common stock are subject to a Voting Agreement with Taylor Made.

(11)
Includes (a) 1,116,923 shares owned by SJ Strategic Investments LLC, (b) 12,273 shares owned by Mr. John Gregory, (c) 7,500 unvested Restricted Stock Shares for which Mr. Joseph Gregory does not have the power to dispose and (d) 459,650 shares owned by Mr. Casati, for which SJ Strategic Investments and Messrs. John Gregory and Joseph Gregory may be deemed to have beneficial ownership as a result of a voting agreement with Mr. Casati. Mr. Joseph Gregory’s brother, Mr. John Gregory, is the managing member of SJ Strategic Investments LLC. Mr. Joseph Gregory has disclaimed beneficial ownership of the shares owned by SJ Strategic Investments and Mr. John Gregory. Such beneficially owned shares of common stock are subject to a Voting Agreement with Taylor Made.

(12)
Includes (a) vested options to purchase 12,500 shares of common stock held by Mr. Mulvoy and (b) 7,500 unvested Restricted Stock Shares for which Mr. Mulvoy does not have the power to dispose. Such beneficially owned shares of common stock are subject to a Voting Agreement with Taylor Made.

(13)
Includes (a) vested options to purchase 12,500 shares of common stock held by Mr. Rogers and (b) 13,523 shares of common stock held by a trust (including 7,500 unvested Restricted Stock Shares for which such trust does not have the power to dispose) for which Mr. Rogers has sole voting and dispositive power over the shares held by the trust. Such beneficially owned shares of common stock are subject to a Voting Agreement with Taylor Made.

Item 13.   Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

We do not have a specific set of policies and procedures with respect to the approval of related party transactions.  Our Code of Conduct, discussed above, which is found in our Employee Information Guide, governs our decision-making with respect to related party transactions.  In general, related party transactions are infrequent in nature and, if material, are always disclosed to the Board.  If a related party transaction affects a specific Board member, that Board member will recuse himself from voting with respect to the approval of the related party transaction.  In fiscal 2011, there were no related party transactions that were reviewed for approval by the Board.

Ms. Cindy Herington, the daughter of our Chairman, Barney Adams, and her husband, Mr. Tom Herington own Plano Paper and Supply.  In June 2005, Adams Golf, in an open bid process, selected Plano Paper and Supply as a supplier of shipping boxes for our products.  In 2010 and 2011, we made total purchases of $332,000 and $192,000 from Plano Paper and Supply, respectively.  This supply arrangement is subject to change at any time based on then current market conditions and an ongoing competitive bidding process.

Mr. Edwin Adams, the son of Barney Adams, our Chairman, served and continues to serve as our General Counsel.  In 2010, Edwin Adams received an annual base salary of $127,000, and in 2011, Edwin Adams received a base salary of $129,000 and a bonus of $50,000.  Edwin Adams is also entitled to standard benefits available to Adams Golf employees.  Edwin Adams does not have an employment contract or change of control arrangement with us.

Independence

The Board of Directors has determined that each of Messrs. Fleischer, John Gregory, Joseph Gregory, Rogers and Mulvoy is an “independent director” pursuant to Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Audit Committee

Russell L. Fleischer, Mark R. Mulvoy and Robert D. Rogers are the current members of the Audit Committee and each served on the Audit Committee during 2011.  The Board of Directors has determined that all of our Audit Committee members are independent and Mr. Fleischer and Mr. Rogers qualify under the NASDAQ listing standards as “audit committee financial experts” within the meaning of the rules of the Securities and Exchange Commission.  Messrs Fleischer and Rogers are each co-chairs of the Audit Committee.

Compensation Committee

Russell L. Fleischer and Mark R. Mulvoy are the current members of the Compensation Committee and each served on the Compensation Committee during 2011.  Mr. Mulvoy serves as the Compensation Committee Chairman. Both Mr. Fleischer and Mr. Mulvoy qualify as an “independent director” under Section 5605 of the NASDAQ listing standards, as a “non-employee director,” as defined in Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as an “outside director,” as defined by Section 162(m) of the Internal Revenue Code.

Nominating Committee

We do not currently have a standing nominating committee or a charter with respect to the nominating process.  Other than Mr. Adams, the Board of Directors has determined that each of its members is an “independent director” pursuant to Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Item 14.   Principal Accounting Fees and Services.

Audit and Non-Audit Fees

Aggregate fees for professional services provided to us by our principal accountant, BKD, LLP, for the fiscal years ended December 31, 2011 and 2010 were as follows:

Service Provided	Fiscal 2011	Fiscal 2010

Audit Fees (1)
Annual Audit	$127,050	$126,000

Audit-Related Fees	--	--

Tax Fees	--	--

All Other Fees
401(k) Audit	11,550	11,025

Total Fees	$138,600	$137,025
                                                                 ____________________
(1)	Audit fees consisted of audit work performed in the preparation of the financial statements and in the assessment of internal controls over financial reporting.

Pre-Approval Policies

As required by the Sarbanes-Oxley Act, all audit and non-audit services performed by independent registered public accounting firms must be pre-approved by Adams Golf’s Audit Committee unless the pre-approval provision is waived in applicable securities rules and regulations of the Securities and Exchange Commission. The Audit Committee may delegate to one or more members of the Audit Committee the authority to grant pre-approval of non-audit services. The decision of any member to whom such authority is delegated to pre-approve non-audit services will be presented to the full Audit Committee for its approval at its next scheduled meeting.

During fiscal year 2011, the Audit Committee approved 100% of the total fees that were paid to BKD, LLP.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this Amendment following the signature page:

(3)           Exhibits

A list of exhibits filed herewith is contained in the Index of Exhibits that immediately precedes such exhibits and is incorporated by reference herein.

(b)           See Item 15(a)(3).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAMS GOLF, INC., a Delaware corporation

Date: April 30, 2012	By:/s/ Pamela J. High
Pamela J. High
Chief Financial Officer
(Principal Financial Officer)

Index of Exhibits

Exhibit	Description	Location

Exhibit 10.13*	Employment Agreement – Byron (Barney) H. Adams	Included in this filing

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

___________________
*         Management contract or compensatory plan or arrangement.