Form 10-Q
period 2012-03-31
ADAMS GOLF INC
filed 2012-05-11
CIK 1059763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________________ to _______________________________

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
_______________
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
[  ] Yes   [X] No

The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 7,995,511 on May 11, 2012.

ADAMS GOLF, INC. AND SUBSIDIARIES

Item 1.
ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS
	March 31, 2012	December 31, 2011
	(unaudited)
Current assets:
Cash and cash equivalents	$8,415	$18,216
Trade receivables, net of allowance for doubtful accounts of $2,218 (unaudited) and $2,172 at March 31, 2012 and December 31, 2011, respectively	38,354	16,786
Inventories, net	23,645	26,480
Prepaid expenses	209	209
Deferred tax asset, net –current	1,609	1,962
Other current assets	2,550	3,274
Total current assets	74,782	66,927

Property and equipment, net	901	946
Deferred tax asset, net – non current	9,315	11,245
Other assets, net	1,382	1,423
	$86,380	$80,541

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,812	$7,363
Accrued expenses and other current liabilities	15,387	10,788
Total liabilities	18,199	18,151

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 1,250,000 shares; none issued	--	--
Common stock, $0.001 par value; authorized 12,500,000 shares; 8,406,448 and 8,218,726 shares issued and 7,995,511 and 7,807,789 shares outstanding at March 31, 2012 (unaudited) and December 31, 2011, respectively	8	8
Additional paid-in capital	95,481	95,291
Accumulated other comprehensive income	2,943	2,727
Accumulated deficit	(25,497)	(30,882)
Treasury stock, 410,937 common shares at March 31, 2012 and December 31, 2011, at cost	(4,754)	(4,754)
Total stockholders' equity	68,181	62,390

	$86,380	$80,541

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

		Three Months Ended March 31,

		2012	2011

	Net sales	$37,799	$30,186
	Cost of goods sold	20,157	16,030
	Gross profit	17,642	14,156

	Operating expenses:
	Research and development expenses	755	699
	Selling and marketing expenses	7,306	6,586
	General and administrative expenses	1,767	2,751
	Total operating expenses	9,828	10,036
	Operating income	7,814	4,120

	Other expense:
	Interest expense, net	(7)	(14)
	Other income (expense), net	(5)	(1)

	Income before income taxes	7,802	4,105
	Income tax expense	2,417	66
	Net income	$5,385	$4,039

Net income per common share	- basic	$0.68	$0.53
	- diluted	$0.66	$0.50

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Comprehensive income:
Net income	$5,385	$4,039
Foreign currency translation	216	360
Comprehensive income	$5,601	$4,399

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

Three Months Ended March 31, 2012
(unaudited)

	Issued Shares of Common Stock (including shares held in treasury)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2011	8,218,726	$8	$95,291	$2,727	$(30,882)	$(4,754)	$62,390
Net income	--	--	--	--	5,385	--	5,385
Foreign currency translation	--	--	--	216	--	--	216
Stock options exercised	187,722	--	8	--	--	--	8
Stock-based compensation	--	--	182	--	--	--	182
Balance, March 31, 2012	8,406,448	$8	$95,481	$2,943	$(25,497)	$(4,754)	$68,181

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended March 31,

	2012	2011
Cash flows from operating activities:
Net income	$5,385	$4,039
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	146	147
Stock-based compensation	182	164
Deferred income taxes	2,283	--
Provision for doubtful accounts	128	421
Provision for inventory reserve, net	(342)	77
Changes in operating assets and liabilities:
Trade receivables	(21,696)	(15,808)
Inventories	3,178	(1,956)
Prepaid expenses	--	(92)
Other current assets	723	118
Accounts payable	(4,551)	2,591
Accrued expenses and other current liabilities	4,600	2,388
Net cash used in operating activities	(9,964)	(7,911)

Cash flows from investing activities:
Purchases of equipment	(60)	(116)
Purchases of intangible assets	--	(1,401)
Net cash used in investing activities	(60)	(1,517)

Cash flows from financing activities:
Principal payments under capital lease obligation	--	(1)
Proceeds from exercise of stock options	8	--
Net proceeds (repayments) from debt	(1)	3,005
Net cash provided by financing activities	7	3,004

Effects of exchange rate changes	216	360
Net decrease in cash and cash equivalents	(9,801)	(6,064)
Cash and cash equivalents at beginning of period	18,216	6,724

Cash and cash equivalents at end of period	$8,415	$660

Supplemental disclosure of cash flow information
Interest paid	$7	$15
Income taxes paid	$81	$66

See accompanying notes to unaudited condensed consolidated financial statements.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The unaudited condensed consolidated financial statements of Adams Golf, Inc. and its subsidiaries (the "Company", "Adams Golf", "we", "us", or "our") for the three months ended March 31, 2012 and 2011 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information included reflects all adjustments (consisting only of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly state the operating results for the respective periods.   However, these operating results are not necessarily indicative of the results expected for the full fiscal year.   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2011 Annual Report on Form 10-K filed with the SEC on March 6, 2012, as amended by the Form 10-K/A filed with the SEC on April 30, 2012.  The condensed consolidated balance sheet of Adams Golf, Inc. as of December 31, 2011 has been derived from the audited consolidated balance sheet as of that date.

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

On March 18, 2012, the Company entered into an Agreement and Plan of Merger with Taylor Made Golf Company, Inc. (“Taylor Made”) and Apple Tree Acquisition Corp., a wholly owned subsidiary of Taylor Made formed for purposes of the merger transaction (“Merger Sub”), whereby, if the merger contemplated therein is consummated, the Company will become a wholly owned subsidiary of Taylor Made and a change of control will have occurred.

In the event the merger is consummated, the Company will cease to be a public company and will no longer file reports with the SEC.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.   Inventories

Inventories consisted of the following on the dates indicated (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Finished goods	$16,400	$19,018
Component parts	8,563	9,122
Allowance for inventory obsolescence	(1,318)	(1,660)
Total inventory, net	$23,645	$26,480

Inventory is determined using the first-in, first-out method and is recorded at the lower of cost or market value.  The inventory balance is comprised of purchased raw materials and finished goods at their respective purchase costs; labor, assembly and other capitalizable overhead costs, which are then applied to each unit completed; retained costs representing the excess of manufacturing and other overhead costs that are not yet applied to finished goods; and an estimated allowance for obsolete inventory. At March 31, 2012 and December 31, 2011, inventories included $1,335,000 and $1,187,000 of consigned inventory, respectively.

3.  Other Current and Non-Current Assets

Other current assets consisted of the following on the dates indicated (in thousands):
	March 31, 2012	December 31, 2011
	(unaudited)
Other receivables	$2,533	$3,249
Maintenance agreements	17	25
Total other current assets	$2,550	$3,274

Other non-current assets consisted of the following on the dates indicated (in thousands):
	March 31, 2012	December 31, 2011
	(unaudited)
Deposits	$6	$6
Credit facility origination costs, net	9	13
Intangible assets, net	1,367	1,404
Total other non-current assets	$1,382	$1,423

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Other Current and Non-Current Assets (continued)

Intangible asset amortization expense for the three months ended March 31, 2012 was approximately $36,700.  Estimated amortization expense for the remainder of 2012 and each of the following five years is (in thousands):

Nine months ending December 31, 2012	$85
Years ending December 31,
2013	113
2014	113
2015	113
2016	102
Thereafter	841
Total	$1,367

4.   Financial Instruments

The carrying amounts of cash and cash equivalents, accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

5.   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following on the dates indicated (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Payroll and commissions	$1,367	$2,419
Product warranty and sales returns and promotional allowances	2,452	2,401
Accrued inventory	3,808	84
Accrued sales promotions	2,706	2,541
Deferred revenue	2,808	2,395
Other	2,246	948
Total accrued expenses and other current liabilities	$15,387	$10,788

6.   Net Income per Common Share

The weighted average outstanding common shares used for determining basic and diluted income per common share were 7,931,988 and  8,126,368, respectively, for the three months ended March 31, 2012, and 7,679,763 and  8,092,948, respectively, for the three months ended March 31, 2011.

The effect of all warrants and options to purchase shares of our common stock for the three months ended March 31, 2012 resulted in additional dilutive shares of 194,380.  The effect of all warrants and options to purchase shares of our common stock for the three months ended March 31, 2011 resulted in additional dilutive shares of 413,185.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.   Geographic Segment and Data

We generate substantially all of our revenues from the design, assembly, marketing and distribution of premium quality, technologically innovative golf clubs and accessories.  Our products are distributed in both domestic and international markets.  Net sales for these markets consisted of the following during the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
United States	$31,353	$24,980
Rest of world	6,446	5,206
Total net sales	$37,799	$30,186

Foreign net sales are generated in various regions including, without limitation, Canada (a majority of our foreign sales), Europe, Korea, Australia, South Africa and South America. A change in our relationship with one or more of our customers or distributors could negatively impact the volume of foreign sales.

8.   Income Taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes.   FASB ASC 740 prescribes the use of the liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The realization of the deferred tax assets, including net operating loss carryforwards, is subject to our ability to generate sufficient taxable income during the periods in which the temporary differences become realizable.  In evaluating whether a valuation allowance is required, we consider all available positive and negative evidence, including prior operating results, the nature and reason of any losses, our forecast of future taxable income, and the dates of which any deferred tax assts are expected to expire.  These assumptions require a significant amount of judgment, including estimates of future taxable income.  The estimates are based on our best judgment at the time made based on current and projected circumstances and conditions. We believe that the full value of the asset can be utilized in the future and thus no reserve is recorded against the net asset balance.  We file tax returns with U.S. federal and state jurisdictions and are no longer subject to income tax examinations for years before 2007.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock-Based Compensation

We maintained the 2002 Equity Incentive Plan (the "Plan") for employees, outside directors and consultants until April 30, 2012, at which point future awards could no longer be granted under the Plan.  At March 31, 2012, 250,847 options were outstanding under the Plan with exercise prices ranging from $0.04 to $4.80 per share.  The requisite service periods for the options to vest vary from six months to four years and the options expire ten years from the date of grant.  At March 31, 2012, 36,713 shares remained available for grant under the Plan, including forfeitures.

During the three months ended March 31, 2012 and 2011, no options were granted.

Compensation expense associated with stock options and restricted stock grants for the three months ended March 31, 2012 and 2011 was $182,000 and $164,000, respectively.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value of Options

Options outstanding at December 31, 2011	438,569	$0.77
Options granted during the period	--	--	--
Options forfeited / expired during the period	--	--	--
Options exercised during the period	(187,722)	0.04	1,689,436

Options outstanding at March 31, 2012	250,847	1.76	2,248,046

Options exercisable at March 31, 2012	225,847	1.62	2,055,546

The weighted average remaining contractual life of the options outstanding under the Plan at March 31, 2012 was 3.44 years and for those outstanding options that were exercisable at March 31, 2012 was 3.07 years.

As of March 31, 2012, compensation costs related to non-vested awards under the Plan totaled $1.2 million for non-vested restricted shares and $0.1 million for non-vested options, which are expected to be recognized over a weighted average period of 2.2 years.

The compensation costs of restricted stock awards under the Plan were determined based on the fair value of our common stock on the date of grant and expensed over each award's respective vesting period.  Restricted stock vesting periods vary from immediate to four years from the date of grant.  During the three months ended March 31, 2012, no restricted shares were granted.

Below is a summary of restricted stock grant and vesting activity:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested stock at December 31, 2011	406,365	$4.24
Stock granted during the period	--	--
Stock vested during the period	(25,000)	4.98

Non-vested stock at March 31, 2012	381,365	4.19

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

10.   New Accounting Pronouncement

In 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (the “ASU”), which amended guidance for the presentation of comprehensive income.  The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated.  Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance.  The ASU became effective for us in the first quarter of 2012 and retrospective application is required.  The ASU changed our financial statement presentation of comprehensive income but did not impact our net income, financial position, or cash flows.

11.   Liquidity

In November 2007, we signed a revolving credit agreement, which expires in November 2012, with Wachovia Bank, NA to provide a credit line of up to $15.0 million in short term debt.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio.  This agreement was amended in June 2009 so that the ratio need only be maintained while we have less than $5.0 million in availability on the facility, and it was further amended in December 2009 to provide that our debt covenant ratio need only be maintained while we have less than $2.0 million in availability on the facility between March and June of each year.  Interest on outstanding balances accrues at a rate of LIBOR plus 2.50% and is payable monthly.  As of March 31, 2012 and May 11, 2012, we had no outstanding borrowings on our credit facility and we were in compliance with the terms of our agreement.  In 2008, Wells Fargo Bank, NA acquired Wachovia Bank, NA.  As a result, Wells Fargo Bank, NA, as successor to Wachovia Bank, NA, became our lender under the line of credit and is subject to all of the terms and conditions thereof.

ADAMS GOLF, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   Contingencies

We maintain directors' and officers' and corporate liability insurance to cover certain risks associated with, among other things, securities law-based claims filed against us or our directors and officers.

In connection with the merger contemplated with Taylor Made, four putative stockholder class action lawsuits have been filed in the Court of Chancery of the State of Delaware.  On April 24, 2012, the plaintiffs in the lawsuits filed a consolidated amended class action complaint, asserting that the members of the Company’s Board of Directors breached their fiduciary duties by, among other things, failing to maximize stockholder value in the contemplated merger, depriving the stockholders from participating in the Company’s long-term prospects and failing to provide adequate disclosures in the Company’s April 16, 2012 Preliminary Proxy Statement on Schedule 14A, and further asserting that the Company,  Taylor Made and Merger  Sub aided and abetted those alleged breaches of fiduciary duties.  The Company, Taylor Made and Merger Sub believe that the lawsuits are without merit and intend to defend them vigorously.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

13.   Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

14.   Business and Credit Concentrations

We are currently dependent on three customers, which collectively comprised approximately 37% of net revenues for the three months ended March 31, 2012.  Of these customers, two customers individually represented greater than 5% but less than 10% of net sales, and one customer individually represented greater than 10% but less than 25% of net sales, while no customer represented greater than 25% of net sales for the three months ended March 31, 2012. For the three months ended March 31, 2011, two customers collectively comprised approximately 30% of net sales, of which one customer individually represented greater than 5% but less than 10% of net sales, and one customer individually represented greater than 10% but less than 25% of net sales while no customer represented greater than 25% of net sales.   Additionally, we have one customer with an outstanding accounts receivable balance that is greater than 10% of total accounts receivable at March 31, 2012.  The loss of an individual or a combination of these customers or a significant impairment or reduction in such customers' business would have a material adverse effect on net sales, results of operations, financial condition and competitive market position of the Company.   Additionally, as of March 31, 2012 we have a $2.5 million receivable due from our Canadian agent for receivables collected but not yet remitted to the Company.

A significant portion of our inventory purchases are from a small group of suppliers in China; approximately 40% of our total inventory purchased for the three months ended March 31, 2012 was from two Chinese suppliers.  Many of our industry suppliers are located in China.  We do not anticipate any changes in the relationships with our suppliers.  If such change were to occur, we have alternative sources available; however, a loss of our primary supplier or significant impairment to its business, including, but not limited to, due to the current economic climate, could adversely affect our business during the period in which we would have to find an alternative source for such supplies.

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

	Beginning Balance	Charges for Warranty Claims	Estimated Accruals	Ending Balance
Quarter ended December 31, 2011	$262	(102)	119	$279
Quarter ended March 31, 2012	$279	(100)	119	$298

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2012 included elsewhere in this quarterly report on Form 10-Q (this "Quarterly Report"), and with our consolidated financial statements and notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on March 6, 2012 (our "Annual Report"), and (ii) the discussion under the caption "Risk Factors" in our Annual Report and any material changes from the risk factors as previously disclosed in our Annual Report set forth in Item 1A of Part II below or in any other quarterly report on Form 10-Q filed after the date of our Annual Report.

Forward Looking Statements

This Quarterly Report contains "forward looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including, without limitation, in the notes to the consolidated financial statements included in this Quarterly Report and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report.  Any and all statements contained in this Quarterly Report that are not statements of historical fact may be deemed forward-looking statements.  The statements include, but are not limited to statements concerning: (i) our ability to produce products commercially acceptable to consumers, (ii) our ability to satisfy our cash requirements and our ability to satisfy our capital needs, including cash requirements during the next 12 months, (iii) estimates and assumptions used in determining and realizing open orders, (iv) pending litigation and (v) our contemplated merger with a subsidiary of Taylor Made Golf Company, Inc. (“Taylor Made”).  Forward looking statements also include terminology such as "anticipate," "attempt," "believe," "continue," "could," "develop," "estimate," "expect," "future," "intend,"  "may," "might," "plan," "potential," "predict," "pro forma," "project," "seek," "should," "strategy," or "would."  Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the following:

--	The global economic uncertainty and the impact of changing economic conditions;
--	Business conditions in the golf industry;
--	Our ability to maintain historical growth in revenue and profitability;
--	Product development difficulties;
--	The adequacy of the allowance for doubtful accounts, obsolete inventory and warranty reserves;
--	Product approval and conformity to governing body regulations;
--	Our ability to attract and maintain key personnel and the endorsements of golf professionals;
--	Assembly difficulties;
--	Product introductions;
--	Patent infringement risks;
--	Uncertainty of the ability to protect intellectual property rights;
--	Market demand and acceptance of our products;
--	The future market for our capital stock and the uncertainty in the debt and equity markets;
--	The success of our marketing and tour strategies;
--	Our dependence on one supplier for a majority of our inventory products;
--	Our dependence on suppliers who are concentrated in one geographic region;
--	Our dependence on a limited number of customers;
--	Solvency of, and reliance on, third parties, including suppliers, customers, and freight transporters;
--	The actions of competitors, including pricing, advertising and product development risks in technology;
--	Investor audience, interest and valuation;
--	The management of inventory levels, sales channels and re-distribution;
--	The risk associated with litigation and the risks associated with losses that may prove unrecoverable under existing insurance policies;
--	The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement that could require us to pay an approximately $3.6 million termination fee;
--	The outcome of any legal proceedings that have been or may be instituted against Adams Golf and others relating to the Merger Agreement;

--	Our ability to obtain regulatory approvals of the pending merger with Taylor Made on the proposed terms and schedule;
--	Our ability to obtain stockholders approval of the merger with Taylor Made;
--	The risk that the merger may not be completed in the time frame expected by the parties or at all;
--	The parties’ ability to satisfy the closing conditions and consummate the merger;
--	The failure of the merger to close for any other reason;
--	Our ability to maintain existing relationships with Adams Golf’s employees, customers and suppliers;
--	The effect of the announcement of the merger on our business and customer relationships, operating results and business generally, including our ability to retain key employees;
--	The ability to recognize the benefits of the merger;
--	The amount of the costs, fees and expenses and charges related to the merger;
--	Our ability to manage seasonality in our business and its effects on our quarterly results;
--	Our ability to manage international business risks; and
--	Other factors detailed under "Risk Factors," Item 1A.

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

Our business, financial condition, cash flows and results of operations are subject to seasonality resulting from factors such as weather and spending patterns.  Due to the seasonality of our business, one quarter's financial results are not indicative of the full fiscal year's expected financial results.  A majority of our revenue is earned in the first and second quarters of the year when sales in the golf industry are generally stronger, and our revenues generally decline in the third and fourth quarters.

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

On March 18, 2012, the Company entered into an Agreement and Plan of Merger with Taylor Made Golf Company, Inc. (“Taylor Made”) and Apple Tree Acquisition Corp., a wholly owned subsidiary of Taylor Made formed for purposes of the merger transaction (“Merger Sub”), whereby, if the merger contemplated therein is consummated, the Company will become a wholly owned subsidiary of Taylor Made and a change of control will have occurred.  In the event the merger is consummated, the Company will cease to be a public company and will no longer file reports with the SEC.

Key Performance Indicators

Our management team has defined, and tracks performance against, without limitation, several key sales, operational and balance sheet performance indicators.  Key sales performance indicators include, without limitation, the following:

--	Daily sales by product group;
--	Daily sales by geography;
--	Sales by customer channel;
--	Gross margin performance;
--	Market share by product at retail;
--	Inventory share by product at retail; and
--	Daily sales order volume, historical and projected.

Tracking these sales performance indicators on a regular basis allows us to understand whether we are on target to achieve our internal sales plans.

Key operational performance indicators include, without limitation, the following:

--	Product returns (dollars and percentage of sales);
--	Product credits (dollars and percentage of sales);
--	Units shipped per man-hour worked;
--	Units produced per man-hour worked both standard and custom production;
--	Orders shipped on time;
--	Orders produced on time;
--	Repairs produced on time;
--	Utilization of labor hours;
--	Expenses by department;
--	Inbound and outbound freight cost by mode (total dollars and dollars per unit);
--	Inbound freight utilization by mode (ocean vs. air); and
--	Vendor purchase order cycle time.

Tracking these operational performance indicators on a regular basis allows us to understand whether we are on target to achieve our expense targets and efficiently satisfy customer demand.

Key balance sheet performance indicators include, without limitation, the following:

--	Days of sales outstanding;
--	Days of inventory (at cost);
--	Days of payables outstanding; and
--	Capital additions and deprecation.

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

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	53.3	53.1
Gross profit	46.7	46.9
Operating expenses:
Research and development expenses	2.0	2.3
Sales and marketing expenses	19.3	21.8
General and administrative expenses	4.7	9.2
Total operating expenses	26.0	33.3
Income before income taxes	20.7	13.6
Income tax expense	6.5	0.2
Net income	14.2%	13.4%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Overview

During the three months ended March 31, 2012, we generated approximately 25% growth in net sales compared to the three months ended March 31, 2011.  This overall growth was driven by an increase in our sales volume due to our continued success in product development and overall brand growth.  Total operating income for the three months ended March 31, 2012 increased by $3.7 million (or 90%) to $7.8 million compared to $4.1 million for the three months ended March 31, 2011.  Our operating income for the three months ended March 31, 2012 was favorably impacted by the net reversal of our former CEO’s incentive accrual after his departure on February 29, 2012, which is reflected as a decrease of approximately $1.0 million in general and administrative expenses.

Net Sales

Total net sales increased to $37.8 million for the three months ended March 31, 2012 from $30.2 million for the three months ended March 31, 2011.  Our sales were primarily driven by sales of the Speedline F12 drivers and fairway woods, the recent launch of the XTD fairway wood and hybrid, Idea a12 pro and a12 OS family of irons and hybrids, Yes! Putters, the Idea a7 OS irons and hybrids, and integrated package sets.  Several factors affect a product's life, including but not limited to, customer acceptance, competition and technology.  As a result, each product family's life cycle generally ranges from six months to three years.

The following table shows the percentage of our net sales by product type for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Irons	53.7%	61.0%
Fairway woods	23.5	24.8
Drivers	17.0	14.0
Putters, Wedges and Other	5.8	0.2
Total net sales	100%	100%

Net sales of irons increased to $20.3 million, or 53.7% of total net sales, for the three months ended March 31, 2012 from $18.4 million, or 61.0% of total net sales, for the comparable period of 2011.  Net sales of irons for the three months ended March 31, 2012 primarily resulted from sales of the recently introduced Idea a12 OS irons and along with the integrated iron sets and a smaller portion of sales resulted from the close out of the Tech V3 irons and the Idea a7OS irons.  For the comparable period of 2011, net sales primarily resulted from sales of the Idea Tech V3 irons, the Idea a7 and a7 OS irons and integrated iron sets and a smaller portion of sales resulted from the close out of the Idea a4 irons

Net sales of fairway woods increased to $8.9 million, or 23.5% of total net sales, for the three months ended March 31, 2012, from $7.5 million, or 24.8% of total net sales, for the comparable period of 2011.  Net sales of fairway woods for the three months ended March 31, 2012 were primarily generated from our recent launch of our Fast 12 fairway woods, XTD Super hybrid and XTD fairway wood, Idea Pro a12 hybrids, Idea a12 and a12 OS hybrids, along with the sales from the Idea Tech V3 hybrids, Idea a7 OS hybrids.  Net sales of fairway woods for the three months ended March 31, 2011 were primarily generated from sales of our Tech V3 hybrids, Idea a7 and a7 OS hybrids and Speedline Fast 11 fairway woods.

Net sales of drivers increased to $6.4 million, or 17.0% of total net sales, for the three months ended March 31, 2012 from $4.2 million, or 14.0% of total net sales, for the comparable period of 2011.  Net sales of drivers for the three months ended March 31, 2012 were primarily generated from sales of the Speedline Fast 12 drivers, while in the three months ended March 31, 2011, net sales were primarily driven by sales of the Speedline Fast 11 driver.

Net sales of putters, wedges and other increased to $2.2 million, or 5.8% of total net sales, for the three months ended March 31, 2012 from $0.1 million, or 0.2% of total net sales, for the comparable period of 2011.  Net sales of this category for the three months ended March 31, 2012 were primarily generated from sales of the Yes! 2012 putter line.  We purchased the Yes! trademark and patents during the first quarter of 2011.

We were dependent on three customers that collectively comprised approximately 37% of net sales for the three months ended March 31, 2012.  Should one of these customers fail to meet their obligations to us, our results of operations and cash flows would be materially adversely impacted.

	Three Months Ended March 31,
	2012	2011
	(unaudited)
United States	$31,353	$24,980
Rest of world	6,446	5,206
Total net sales	$37,799	$30,186

Net sales of our products outside the United States increased to $6.4 million, or 16.9% of total net sales for the three months ended March 31, 2012, from $5.2 million, or 17.1% of total net sales, for the three months ended March 31, 2011, respectively.  Net sales resulting from countries outside the United States and Canada increased to 9.5% of total net sales for the three months ended March 31, 2012 from 6.0% for the three months ended March 31, 2011.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales increased slightly to 53.3% of total net sales, or $20.2 million, for the three months ended March 31, 2012 from 53.1% of total net sales, or $16.0 million, for the three months ended March 31, 2011.

Operating Expenses

Selling and marketing expenses increased to $7.3 million for the three months ended March 31, 2012 from $6.6 million for the three months ended March 31, 2011.  The increase was primarily the result of an increase in marketing and tour expense of $0.1 million, increased compensation expense of $0.1 million, and increased commission expense of $0.3 million associated with higher revenues.

General and administrative expenses decreased to $1.8 million for the three months ended March 31, 2012 compared to $2.8 million for the three months ended March 31, 2011.  The decrease was primarily a result of the reversal of the long term incentive accrual established for our former CEO who left the Company on February 29, 2012.  The accrual reduction resulted in a net decrease of approximately $1.0 million.

Research and development expenses, primarily consisting of costs associated with development of new products, increased to $0.8 million for the three months ended March 31, 2012 from $0.7 million for the three months ended March 31, 2011.

Income tax expense increased to $2.4 million for the three months ended March 31, 2012 as compared to $0.1 million for the three months ended March 31, 2011.  The income tax expense in the current year is attributable to the recording of a deferred tax expense of $2.3 million during the current period related to the change in the deferred tax assets during the period.

Assets

Our net accounts receivable balances were approximately $38.4 million and $16.8 million at March 31, 2012 and December 31, 2011, respectively.   The increase was consistent with the seasonality of our business, as we generally experience greater sales in the first half of the year than the second half.

Our inventory balances were approximately $23.6 million and $26.5 million at March 31, 2012 and December 31, 2011, respectively.  The decrease in inventory levels was primarily due to the net timing of receipt of goods offset by a high volume of sales during the quarter.

Deferred tax assets decreased as a result of the deferred tax expense recognized during the three months ended March 31, 2012.

Our accrued liabilities balances were approximately $15.4 million and $10.8 million at March 31, 2012 and December 31, 2011, respectively.  The increase in accrued liabilities resulted primarily from an increase in accrued inventory in transit, which totaled $3.8 million at March 31, 2012.

Accounts payable balances were approximately $2.8 million and $7.8 million at March 31, 2012 and December 31, 2011, respectively. The decrease in accounts payable was primarily a result of timing of inventory invoices that were listed as accrued inventory in transit at the close of the period instead of being in the accounts payable system at that point in time.

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

Cash and cash equivalents decreased to $8.4 million at March 31, 2012 compared to $18.2 million at December 31, 2011.  The $9.8 million decrease was primarily due to an increase in accounts receivable of $21.7 million, partially offset by increased earnings, a decrease in inventory of $3.2 million and a decrease in other assets of $0.7 million.

In November 2007, we signed a revolving credit agreement, which expires in November 2012, with Wachovia Bank, NA to provide a credit line of up to $15.0 million in short term debt.  The agreement is collateralized by all of our assets and requires us, among other things, to maintain certain financial performance levels relative to the fixed charge coverage ratio.  This agreement was amended in June 2009 so that the ratio need only be maintained while we have less than $5.0 million in availability on the facility, and it was further amended in December 2009 to provide that our debt covenant ratio need only be maintained while we have less than $2.0 million in availability on the facility between March and June of each year.  Interest on outstanding balances accrues at a rate of LIBOR plus 2.50% and is payable monthly.  As of March 31, 2012 and May 11, 2012, we had no outstanding borrowings on our credit facility and we were in compliance with the terms of our agreement.  In 2008, Wells Fargo Bank, NA acquired Wachovia Bank, NA.  As a result, Wells Fargo Bank, NA, as successor to Wachovia Bank, NA, became our lender under the line of credit and is subject to all of the terms and conditions thereof.

Working capital, or our current assets less our current liabilities, increased to $56.6 million at March 31, 2012 from $48.8 million at December 31, 2011.   Approximately 51% of our current assets were comprised of accounts receivable at March 31, 2012, compared to 25% at December 31, 2011.  Due to industry sensitivity to consumer buying trends, seasonality and available disposable income, we have in the past extended payment terms for specific purchase transactions.  Issuance of these terms (i.e., greater than 30 days or specific dating) is dependent on our relationship with the customer and the customer's payment history.  Payment terms are extended to selected customers typically during off-peak times in the year in order to promote our brand name and to assure adequate product availability and to coincide with planned promotions or advertising campaigns.  Although a significant amount of our sales are not affected by these terms, the extended terms do have a negative impact on our financial position and liquidity.  Due to the competitiveness of the golf retail market, we believe that more customers may request payment terms and we expect to continue to selectively offer extended payment terms in the future, depending upon known industry trends and our financial condition.  We generate cash flow from operations primarily by collecting outstanding trade receivables.  Because we have limited cash reserves, if the collection of a significant portion of trade receivables are unexpectedly delayed, we would have a limited amount of funds available to further expand production until such time as we could collect such trade receivables.  If our cash needs in the near term exceed the available cash and cash equivalents on hand and the available borrowing under our credit facility, we would be required to obtain additional financing, which may not be available at all or in the full amounts necessary, or limit expenditures to the extent of available cash on hand, all of which could adversely effect our current growth plans.

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

Off-balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements and it is our policy to not participate in off-balance sheet transactions, including without limitation, special purpose entities.

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

Income Taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes.   FASB ASC 740 prescribes the use of the liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The realization of the deferred tax assets, including net operating loss carryforwards, is subject to our ability to generate sufficient taxable income during the periods in which the temporary differences become realizable.  In evaluating whether a valuation allowance is required, we consider all available positive and negative evidence, including prior operating results, the nature and reason of any losses, our forecast of future taxable income, and the dates of which any deferred tax assts are expected to expire.  These assumptions require a significant amount of judgment, including estimates of future taxable income.  The estimates are based on our best judgment at the time made based on current and projected circumstances and conditions. We believe that the full value of the asset can be utilized in the future and thus no reserve is recorded against the net asset balance.  We file tax returns with U.S. federal and state jurisdictions and are no longer subject to income tax examinations for years before 2007.

Long-Lived Assets, Amortization and Impairment

Long-lived assets consists of property and equipment and intangible assets.  We amortize long-lived assets on a straight line basis over the determined useful life of each asset.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three months ended March 31, 2012 and 2011, there were no impairments of long-lived assets.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our Disclosure Controls and Procedures as of the end of the period covered by this report and has concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to us is made known to the Interim Chief Executive Officer and Chief Financial Officer by others within our Company, and, based on their evaluations, our controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There were no changes in our Internal Controls Over Financial Reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We maintain directors' and officers' and corporate liability insurance to cover certain risks associated with, among other things, securities law-based claims filed against us or our directors and officers.

In connection with the merger contemplated with Taylor Made, four putative stockholder class action lawsuits have been filed in the Court of Chancery of the State of Delaware.  On April 24, 2012, the plaintiffs in the lawsuits filed a consolidated amended class action complaint, asserting that the members of the Company’s Board of Directors breached their fiduciary duties by, among other things, failing to maximize stockholder value in the contemplated merger, depriving the stockholders from participating in the Company’s long-term prospects and failing to provide adequate disclosures in the Company’s April 16, 2012 Preliminary Proxy Statement on Schedule 14A, and further asserting that the Company,  Taylor Made and Merger  Sub aided and abetted those alleged breaches of fiduciary duties.  The Company, Taylor Made and Merger Sub believe that the lawsuits are without merit and intend to defend them vigorously.

From time to time, we are engaged in various other legal proceedings in the normal course of business.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.

Item 1A. Risk Factors

We have included in our filings with the SEC, including Item 1A, "Risk Factors", of our Annual Report on Form 10-K filed with the SEC on March 6, 2012, a description of certain risks and uncertainties that could have an affect on our business, future performance, or financial condition.  The following additional risk factors constitute a material amendment to the risk factors disclosed in Item 1A of our Annual Report.

We are subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger with Taylor Made on employees and customers may have an adverse effect on us.  These uncertainties may impair our ability to attract or motivate key personnel until the merger is completed and may cause customers and others that deal with us to seek to change existing business relationships with either of us.  If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business may be negatively affected.  In addition, the Merger Agreement restricts us from making acquisitions and taking other specified actions until the merger occurs, with the consent of Taylor Made.  These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

If the merger does not close, we will not benefit from the expenses incurrent in pursuing it.

If the merger with Taylor Made is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received.  We have incurred out-of-pocket expense in connection with the merger for investment banking, legal and accounting fees, financial printing and other related charges, much of which will be incurred even if the merger is not completed.

Termination of the Merger Agreement could negatively impact Adams Golf.

Termination of the Merger Agreement may negatively affect us.  If the Merger Agreement is terminated, we may suffer various adverse consequences, including:
•
our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger with Taylor Made, without realizing any of the anticipated benefits of completing the merger; and

•	The market price of our common stock might decline to the extent that the market price prior to termination of the Merger Agreement reflects a market assumption that the merger will be completed.

Under certain circumstances, we would be obligated to pay Taylor Made a termination fee upon termination of the Merger Agreement.

The Merger Agreement provides for the payment by us to Taylor Made of a termination fee in the amount of approximately $3.6 million if the Merger Agreement is terminated in certain circumstances.  Payment of a termination fee by us, if required under the circumstances, may adversely affect our financial condition and liquidity.

Item 6.  Exhibits

See "Exhibit Index" for a description of our exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS GOLF, INC.

Date: May 11, 2012	By:	/S/ B.H. (BARNEY) ADAMS
B. H. (Barney) Adams, Interim Chief Executive Officer

Date: May 11, 2012	By:	/S/ PAMELA J. HIGH
Pamela J. High
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Agreement and Plan of Merger, dated as of March 18, 2012, by and among Taylor Made Golf Company, Inc., Apple Tree Acquisition Corp. and Adams Golf, Inc.	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on March 19, 2012 (Exhibit 2.1)

Exhibit 3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Form S-1, File No. 333-51715 (Exhibit 3.1)

Exhibit 3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed on February 14, 2008	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-33978 (Exhibit 3.2)

Exhibit 3.3	Amended and Restated By-laws	Incorporated by reference to Form S-1, File No. 333-51715 (Exhibit 3.2)

Exhibit 10.1	Employment Agreement - Byron (Barney) H. Adams	Incorporated by reference to the Amendment No. 1 to the Annual Report on Form 10-K/A, filed with the SEC on April 30, 2012 (Exhibit 10.13)

Exhibit 10.2	Separation Agreement and Release– Oliver G. (Chip) Brewer, III	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on February 28, 2012 (Exhibit 10.1)

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

Exhibit 101.INS**	XBRL Instance Document	Included in this filing

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document	Included in this filing

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Included in this filing

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Included in this filing

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Included in this filing

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Included in this filing
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